Form 10-Q
period 2007-06-30
Shermen WSC Acquisition Corp
filed 2007-08-14
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number 000-52642

Shermen WSC Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4755936
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o The Shermen Group, 1251 Avenue of the Americas, Suite 900, New York, NY	10020
(Address of Principal Executive Offices)	(Zip Code)

(212) 300-0020

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of August 13, 2007, 28,750,000 shares of common stock, par value $ 0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

Shermen Acquisition Corp.

(a development stage enterprise)

PART I — FINANCIAL INFORMATION

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets
Cash	$267,108	$21,354
Prepaid expenses	68,536	—
Total current assets	335,644	21,354

Other assets
Deferred offering costs	8,525	457,410
Deferred taxes	191,000	—
Cash held in Trust Fund	137,151,278	—
	$137,686,447	$478,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$282,365	$1,795
Accrued offering costs	—	318,000
Income tax payable	227,000	—
Notes payable, founding stockholders	150,000	150,000
Total current liabilities	659,365	469,795

Long-term liabilities
Deferred underwriters’ fee	3,312,000	—

Total liabilities	3,971,365	469,795

Commitments

Common stock subject to redemption, 9,199,999 shares at redemption value	54,743,994	—
Deferred interest related to common stock subject to possible redemption, net of taxes	116,582	—

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding as of June 30, 2007 (including 9,199,999 shares subject to possible redemption) and 5,000,000 shares issued and outstanding at December 31, 2006	2,875	500
Additional paid-in capital	78,941,231	24,500
Deficit accumulated during the development stage	(89,600)	(16,031)
Total stockholders’ equity	78,854,506	8,969
	$137,686,447	$478,764

See accompanying notes to the condensed interim financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Period from April 18, 2006 (inception) to June 30, 2006	Period from April 18, 2006 (inception) to June 30, 2007

Interest income	$541,278	$541,278	$—	$541,278
Formation and operating costs	(457,818)	(462,264)	(7,473)	(478,296)
Income (loss) before provision for income taxes	83,460	79,014	(7,473)	62,982

Provision for income taxes	(36,000)	(36,000)	—	(36,000)
Net income (loss) before interest income to common stockholders related to common stock subject to possible redemption	47,460	43,014	(7,473)	26,982

Interest income to common stockholders related to common stock subject to possible redemption	(116,582)	(116,582)	—	(116,582)

Net loss allocable to common stockholders not subject to possible redemption	$(69,122)	$(73,568)	$(7,473)	$(89,600)

Weighted average number of common shares outstanding, basic	13,351,648	9,198,895	5,000,000	6,731,207

Net income (loss) per common share, basic	$0.0036	$0.0047	$(0.0015)	$0.0040

Weighted average number of common shares outstanding, diluted	18,732,494	14,579,741	5,000,000	12,112,053

Net income (loss) per common share, diluted	$0.0025	$0.0030	$(0.0015)	$0.0022

See accompanying notes to the condensed interim financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2007	April 18, 2006 (date of inception) through June 30, 2006	April 18, 2006 (date of inception) through June 30, 2007

Cash flows from operating activities:
Net income (loss)	$43,014	$(7,473)	$26,982
Deferred tax benefit	(191,000)	—	(191,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(68,536)	—	(68,536)
Accounts payable and accrued expenses	(37,430)	—	(35,635)
Income tax payable	227,000	—	227,000
Cash used in operating activities	(26,952)	(7,473)	(41,189)

Cash used in investing activities:
Cash held in Trust Fund	(137,151,278)	—	(137,151,278)

Cash flows from financing activities:
Proceeds from note payable, stockholder	—	150,000	150,000
Payments of offering costs	(4,226,116)	—	(4,365,525)
Proceeds from sale of stock options	100	—	100
Proceeds from issuance of warrants	3,650,000	—	3,650,000
Proceeds from issuance of common stock	138,000,000	25,000	138,025,000
Net cash provided by financing activities:	137,423,984	175,000	137,459,575

Net increase in cash	245,754	167,527	267,108

Cash, beginning of the period	21,354	—	—

Cash, end of the period	$267,108	$167,527	$267,108

Supplemental schedule of non-cash investing and financing activities:
Deferred underwriters’ fees	$3,312,000	$—	$3,312,000

Accrued offering costs	$—	$60,100	$318,000

See accompanying notes to the condensed interim financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Shermen WSC Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on April 18, 2006. The Company was formed to acquire an operating business in the agriculture industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its calendar year end.

The accompanying unaudited condensed interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2007 and the financial results for the three months and six months ended June 30, 2007 and the periods from April 18, 2006 (date of inception) to June 30, 2006 and from April 18, 2006 (date of inception) to June 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months and six months ended June 30, 2007 and the periods from April 18, 2006 (date of inception) to June 30, 2006 and from April 18, 2006 (date of inception) to June 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the offering of Units (as defined in Note C below) (the “Offering”), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the agriculture industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters, is held in a trust account (“Trust Account”) and invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders.  If holders of no more than approximately 39.99% of the shares sold in the Offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the existing stockholders have agreed to forfeit and return to the Company for cancellation a number of shares so that they will collectively own no more than 23.0% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination).  If the Company is unable to affect a Business Combination and liquidates, none of the existing stockholders will receive any portion of the proceeds held in the Trust Account to be distributed to the Company’s stockholders with respect to common stock owned by them immediately before the Offering.  As of June 30, 2007, after giving effect to a 1.15 for 1 stock split which was effected immediately prior to the Offering, all of the Company’s stockholders prior to the Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.  All of the Company’s stockholders prior to the Offering, including all of the directors and officers of the Company have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Earnings (loss) per share:

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000.  The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of estimates:

The preparation of condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes:

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007.  There was no change to this balance at June 30, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position and results of operation and cash flow.

Income tax expense for the three and six months ended June 30, 2007 was approximately $36,000.  The expense is comprised of current federal, state and city income taxes of $227,000 and deferred federal, state and city income taxes benefit of $191,000.  The effective tax rate of 43% and 46% for the three months and six months ended June 30, 2007, differs from the federal statutory rate of approximately 35% as a result of state and city income taxes and the deferred tax asset.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  As of June 30, 2007, the Company has a deferred tax asset of approximately $191,000 primarily attributable to deferred offering costs.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, established framework for measuring fair value in generally accepted accounting principles, expands disclosure about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements, SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its condensed interim financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”(“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and an income statement approach and evaluate and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed interim financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing impact of SFAS 159  on its condensed interim financial statements.

NOTE C—OFFERING AND OVER-ALLOTMENT

The Company offered 20,000,000 units (“Units”) for public sale. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and will expire four years from the date of the prospectus.  The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

No warrants will be exercisable and the Company will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants.  However, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants.  In no circumstance will the Company be required to settle any such warrant exercise for cash.  If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Shermen WSC Holding LLC (“Shermen WSC Holding”) has purchased 5,214,286 Warrants (“Founder Warrants”) at $0.70 per Warrant (for an aggregate purchase price of approximately $3,650,000) privately from the Company. This purchase took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Founder Warrants purchased by Shermen WSC Holding are identical to the Warrants underlying the Units being offered in the Offering except that (i) the Company has no obligation to register the sale of the warrants and the underlying shares of common stock and their exercise is not limited by the absence of an effective registration statement and current prospectus relating to the resale of the underlying shares and (ii) the Founder Warrants may be exercisable on a “cashless basis” if the Company calls the Warrants for redemption. Shermen WSC Holding has also agreed that the Founder Warrants will not be transferable or salable by it or such directors or officers or their respective affiliates until after the Company has completed a Business Combination, except it may distribute them to its members. Immediately after the purchase of the Founder Warrants, Shermen WSC Holding distributed them to its members.

All shares of common stock owned by the existing stockholders prior to the closing of the Offering (the “Initial Shares”) were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent.  The Initial Shares will not be released from escrow until six months following the consummation of a Business Combination.

The foregoing restriction is subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, upon death of an escrow depositor, transfers to an estate or beneficiaries, or other specified transfers.  Even if transferred under these circumstances, the Initial Shares will remain in the escrow account.

On May 30, 2007, the underwriters’ for the Company’s initial public offering exercised the full over-allotment of 3,000,000 units.  As a result, the deferred underwriters’ fee was increased approximately $432,000.

NOTE D – COMMON STOCK

       On May 23, 2007, the Company affected a 1.15 for 1 forward stock split of the Initial Shares and issued 750,000 shares of its common stock, $0.0001 par value per share, to the existing stockholders prior to the closing of both the Offering and the over-allotment.

NOTE E – RELATED PARTY TRANSACTIONS

The Company issued a $150,000 unsecured promissory note to a stockholder, Shermen Capital Partners, LLC, on April 30, 2006.  The note is non-interest bearing and the final maturity is five business days after twenty-four months after the date of the Offering, but to the extent that our working capital in any month, including one-half of the interest earned on the Trust Account, net of taxes, that is released to us in that month, is greater than our current expenses in that month, all or a portion of such excess may be applied to a prepayment of the $150,000 loan from Shermen Capital Partners, LLC.

The Company presently occupies office space provided by Shermen Capital Partners, LLC. Shermen Capital Partners, LLC has agreed that, until a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Shermen Capital Partners, LLC $9,950 per month for such services.

Certain of the directors and officers of the Company have purchased through Shermen WSC Holding LLC, in a private placement, 5,214,286 Warrants immediately prior to the Offering at a price of $0.70 per Warrant (an aggregate purchase price of approximately $3,650,000) from the Company and not as part of the Offering. They have also agreed that these Warrants purchased by them will not be sold or transferred until completion of a Business Combination.

NOTE F – COMMITMENTS

The Company is committed to paying an underwriting discount of 4% of the public offering price of the Units to the underwriters (less $0.21 for each share of common stock converted to cash in connection with a Business Combination) payable upon the Company’s consummation of a Business Combination.

The Company has sold to the underwriters, for $100, as additional compensation, an option to purchase up to a total of 700,000 Units in the aggregate (350,000 units to each underwriter) at a per-unit price of $7.50.  The Units issuable upon exercise of this option are also identical to those offered in the Offering, except that each Warrant underlying such Units entitles the holder to purchase one share of the Company’s common stock at a price of $6.25.  In no circumstance will the Company be required to settle any such option exercise for cash.

The sale of the option to purchase was accounted for as an equity transaction.  Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $0.60 per unit, or $420,000 in total, using an expected life of four years, volatility of 52.13% and a risk-free interest rate of 4.92%.

The volatility calculation of 52.13% is based on the average 90-day Bloomberg volatility of a portfolio of nine publicly traded U.S. agricultural companies with market capitalizations between $50,000,000 and $500,000,000 (the “Index”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time.  The Company referred to the Index because management believes that the average volatility is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-Business Combination.  Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option would become worthless. Although the purchase option and its underlying securities have been registered under the registration statement of which the prospectus forms a part, the purchase option provides for registration rights that will permit the holder of the purchase option to demand that a registration statement will be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of the Offering.  Further, the holders of the purchase option will be entitled to piggyback registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the Offering.

NOTE G—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this Quarterly Report on Form 10-Q.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were formed on April 18, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the agriculture industry.

On May 30, 2007, we completed our initial public offering (“IPO”) of 23,000,000 units (“Units”).  Each Unit consists of one share of our common stock, $0.0001 par value per share (“Common Stock”), and two warrants (“Warrants”), each to purchase one share of Common Stock at $5.00 per share.  The public offering price of each Unit was $6.00, and we generated gross proceeds of $138,000,000 in the IPO (including proceeds from the exercise of the underwriters’ over-allotment option).  Of the gross proceeds: (i) we deposited $133,210,000 into a trust account (the “Trust Account”) at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $5,520,000 of deferred underwriting fees; (ii) the underwriters received $4,140,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $607,900 for offering expenses.  In addition, we deposited into the Trust Account $3,650,000.20 that we received from the issuance and sale of 5,214,286 warrants (the “Founder Warrants”) to Shermen WSC Holding LLC, whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer, on May 30, 2007.

We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of such cash, capital stock and debt, in effecting a business combination.  The issuance of additional shares of our capital stock:

•                  may significantly reduce the equity interest of our stockholders;

•                  may subordinate the rights of holders of Common Stock if we issue preferred stock with rights senior to those afforded to Common Stock;

•                  will likely cause a change in control if a substantial number of shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•                  may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•                  default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•                  our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We intend to use substantially all of the net proceeds of our initial public offering and the issuance and sale of the Founder Warrants, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to acquire a target business.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.  Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products.  Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

Results of Operations, Financial Condition and Liquidity

Through June 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

Net loss totaled $73,568 and $89,600 for the six months ended June 30, 2007 and for the period from inception to June 30, 2007, respectively.

Our operating expenses totaled $462,264 and $478,296 for the six months ended June 30, 2007 and for the period from inception (April 18, 2006) to June 30, 2007, respectively.

We had net interest income earned on marketable securities and held in the Trust Account of $541,278 for the six months ended June 30, 2007 and for the period from inception (April 18, 2006) to March 31, 2007.  Interest income, after up to $1,500,000 which may be released to us on a monthly basis, excludes earnings on funds held in the Trust Account associated with Common Stock subject to possible conversion, and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released to us from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for only an effective tax rate of slightly over 34% on a year and inception-to-date basis primarily because substantially all of the funds deposited in the Trust Account are exempt from federal, state and local taxes.  For the six months ended June 30, 2007 and for the period from inception to June 30, 2007, there was no liability.

As of June 30, 2007, we had approximately $267,108 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the trust account through June 30, 2007:

Net proceeds from our initial public offering and private placement of the Founder Warrants placed in trust	$136,860,000
Total interest received to date	541,278
Less: total interest disbursed to us for working capital through June 30, 2007	250,000
Less: total taxes paid through June 30, 2007	0
Total funds held in trust through June 30, 2007	137,151,278

We believe that we will have sufficient funds to allow us to operate through May 24, 2009, assuming that a business combination is not consummated during that time.  Approximately $1,500,000 of working capital over this time period will be funded from the interest earned from the funds held in the Trust Account.  Over this time period, we anticipate incurring expenses for the following purposes:

•                  payment of premiums associated with our director’s and officer’s insurance;

•                  payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•                  due diligence and investigation of prospective target businesses;

•                  legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•                  prepayment of the $150,000 loan from Shermen Capital Partners, LLC, whose managing member is Francis P. Jenkins, Jr., our chairman and chief executive officer;

•                  structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•                  other miscellaneous expenses including the $9,950 per month to Shermen Capital Partners, LLC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.  The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act of 1940, as amended, that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency.  Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended June 30, 2007.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed under the caption “Risk Factors” beginning on page 17 of our Prospectus filed with the SEC on May 24, 2007 relating to our Registration Statement on Form S-1 (File No. 333-133869).

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Concurrently with the consummation of the IPO, on May 30, 2007, we consummated a private sale of the Founder Warrants at a purchase price of $0.70 per Founder Warrant, generating total proceeds of $3,650,000.20.  The Founder Warrants were purchased by certain of our directors and officers through Shermen WSC Holding LLC whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer.  The Founder Warrants are identical to the Warrants except that (i) if we call the Warrants for redemption, the Founder Warrants will be exercisable on a cashless basis; (ii) the Founder Warrants will not be transferable or salable by Shermen WSC Holding LLC or such directors or officers or their respective affiliates until after we have completed our initial business combination, except Sherman WSC Holding LLC may distribute them to its members; and (iii) the holders of the Founder Warrants and the Common Stock underlying such Founder Warrants are entitled to registration rights with respect to such securities under an agreement signed on May 30, 2007.  Immediately after the purchase of the Founder Warrants, Shermen WSC Holding LLC distributed them to its members.

For a description of the use of the proceeds of the private sale of the Founder Warrants, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHERMEN WSC ACQUISITION CORP.

/s/ Francis P. Jenkins, Jr.
	Name:	Francis P. Jenkins, Jr.
	Title:	Chairman, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ John E. Toffolon, Jr.
	Name:	John E. Toffolon, Jr.
	Title:	Chief Financial Officer and
Director (Principal Financial and
Accounting Officer)
Dated: August 14, 2007