Form 10-Q
period 2007-09-30
Shermen WSC Acquisition Corp
filed 2007-11-14
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐.

As of November 13, 2007, 28,750,000 shares of common stock, par value $ 0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

Shermen Acquisition Corp.

(a development stage enterprise)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash	$476,819	$21,354
Prepaid expenses	55,786
Total current assets	532,605	21,354

Other assets
Deferred offering costs		457,410
Deferred taxes	276,000
Cash held in Trust Fund	137,908,307
Total assets	$138,716,912	$478,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$29,462	$1,795
Accrued offering costs		318,000
Income tax payable	832,000
Notes payable, founding stockholders	75,000	150,000
Total current liabilities	936,462	469,795

Long-term liabilities
Deferred underwriters’ fee	3,312,000
Total liabilities	4,248,462	469,795

Commitments

Common stock subject to redemption, 9,199,999 shares at redemption value	54,743,994
Deferred interest related to common stock subject to possible redemption, net of taxes	213,460

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued

Common stock, $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding as of September 30, 2007 (including 9,199,999 shares subject to possible redemption) and 5,000,000 shares issued and outstanding at December 31, 2006	2,875	500
Additional paid-in capital	78,941,231	24,500
Income (deficit) accumulated during the development stage	566,890	(16,031)
Total stockholders’ equity	79,510,996	8,969
Total liabilities and stockholders’ equity	$138,716,912	$478,764

The accompanying notes are an integral part of these condensed financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Period from April 18, 2006 (date of inception) to September 30, 2006	Period from April 18, 2006 (date of inception) to September 30, 2007
Revenue	$—	$—	$—	$—

Formation and operating expenses	(84,927)	(547,191)	(11,318)	(563,222)

Loss from operations	(84,927)	(547,191)	(11,318)	(563,222)

Other income

Interest income	1,358,295	1,899,572	—	1,899,572

Income (loss) before provision for income taxes	1,273,368	1,352,381	(11,318)	1,336,350

Income taxes	(520,000)	(556,000)	—	(556,000)

Net income	753,368	796,381	(11,318)	780,350

Interest income related to common stock subject to possible conversion	(96,878)	(213,460)	—	(213,460)

Net income (loss) applicable to common stockholders not subject to possible conversion	$656,490	$582,921	$(11,318)	$566,890

Weighted average number of common shares outstanding, basic	28,750,000	15,787,546	5,000,000	10,546,139

Net income (loss) per common share, basic	$0.0262	$0.0504	$(0.0023)	$0.074

Weighted average number of common shares outstanding, diluted	34,650,675	21,493,274	5,000,000	16,251,868

Net income (loss) per common share, diluted	$0.0218	$0.0371	$(0.0023)	$0.048

The accompanying notes are an integral part of these condensed financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance - April 18, 2006 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock to existing stockholders	5,000,000	500	24,500		25,000
Issuance of warrants in private placement	—		3,650,000		3,650,000
750,000 units resulted from a 1.15 for 1 forward stock split on May 23, 2007	750,000	75			75
Sale of 20,000,000 units on May 30, 2007 at a price of $6 per unit, net of underwriter’s discount and offering expenses (including 9,199,999 shares subject to possible redemption)	20,000,000	2000	113,052,804		113,054,804
Sale of 3,000,000 over allotment units not subject to stock split on May 30, 2007 at a price of $6 per unit, net of underwriter’s discount and offering expenses	3,000,000	300	16,957,921		16,958,221
Proceeds subject to possible conversion 9,199,999 shares			(54,743,994)		(54,743,994)

Net income for the period				566,890	566,890

Balance - September 30, 2007	28,750,000	$2,875	$78,941,231	$566,890	$79,510,996

The accompanying notes are an integral part of these condensed financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2007	April 18, 2006 (date of inception) through September 30, 2006	April 18, 2006 (date of inception) through September 30, 2007
Cash flows from operating activities:
Net income (loss)	$582,921	$(11,318)	$566,890
Deferred tax benefit	(276,000)	—	(276,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(55,786)	—	(55,786)
Accounts payable and accrued expenses	(27,667)	—	(29,462)
Income tax payable	832,000	—	832,000
Cash provided by (used in) operating activities	1,055,468	(11,318)	1,037,642

Cash used in investing activities:
Cash held in Trust Fund	(137,908,307)	—	(137,908,307)

Cash flows from financing activities:
Proceeds from (payments for) note payable, stockholder	(75,000)	150,000	75,000
Payments of offering costs	(4,266,796)	(106,510)	(4,402,616)
Proceeds from sale of stock options	100	—	100
Proceeds from issuance of common stock	141,650,000	25,000	141,675,000
Net cash provided by financing activities	137,308,304	68,490	137,347,484

Net increase in cash	455,465	57,172	476,819

Cash, beginning of the period	21,354	—	—

Cash, end of the period	$476,819	$57,172	$476,819

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fees	$3,312,000	$—	$3,312,000

Accrued offering costs	$—	$318,000	$318,000

The accompanying notes are an integral part of these condensed financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Shermen WSC Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on April 18, 2006. The Company was formed to acquire an operating business in the agriculture industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date, with the exception of interest income. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its calendar year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this offering of Units (as defined in Note C below) (the “Offering”), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the agriculture industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters, are held in a trust account (“Trust Account”) and invested in U.S. “government debt securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty  (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. If holders of no more than approximately 39.99% of the shares sold in this offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the existing stockholders have agreed to forfeit and return to the Company for cancellation a number of shares so that they will collectively own no more than 23.0% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination). If the Company is unable to affect a Business Combination and liquidates, none of the existing stockholders will receive any portion of the proceeds held in the Trust Account to be distributed to the Company’s stockholders with respect to common stock owned by them immediately before this Offering. As of September 30, 2007, after giving effect to a 1.15 for 1 stock split which was effected immediately prior to this Offering, all of the Company’s stockholders prior to the

Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the stockholders prior to the Offering to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note C).

NOTE B – BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2007 and the financial results for the three months and nine months ended September 30, 2007 and the periods from April 18, 2006 (date of inception) to September 30, 2006 and from April 18, 2006 (date of inception) to September 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months and nine months ended September 30, 2007 and the periods from April 18, 2006 (date of inception) to September 30, 2006 and from April 18, 2006 (date of inception) to September 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Earnings (loss) per common share:

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per common share and diluted income per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which potentially may, in the future, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position and results of operation and cash flow.

Income tax expense for the three and nine months ended September 30, 2007 was approximately $520,000 and $556,000 respectively. The expense is comprised of current federal, state and city income taxes of $832,000 and deferred federal, state and city income taxes benefit of $276,000. The effective tax rate of 41% for the three months and nine months ended September 30, 2007, differs from the federal statutory rate of approximately 35% as a result of state and city income taxes.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. As of September 30, 2007, the Company has a deferred tax asset of approximately $276,000 primarily attributable to deferred offering costs.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, established a framework for measuring fair value in generally accepted accounting principles, expands disclosure about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements; SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No 157 but does not expect that it will have a material impact on its condensed interim financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings.  The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed interim financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing impact of SFAS 159 on its condensed interim financial statements.

NOTE D—OFFERING AND OVER-ALLOTMENT

The Company offered 20,000,000 units (“Units”) for public sale in May 2007. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and will expire four years from the date of such final prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

Shermen WSC Holding LLC (“Shermen WSC Holding”) has purchased 5,214,286 Warrants (“Founder Warrants”) at $0.70 per Founder Warrant (for an aggregate purchase price of approximately $3,650,000) privately from the Company in a private placement exempt from registration under Securities Act of 1933, as amended. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Founder Warrants purchased by Shermen WSC Holding are identical to the Warrants underlying the Units sold in the Offering except that (i) the Company has no obligation to register the sale of the Warrants and the underlying shares of common stock and their exercise is not limited by the absence of an effective registration statement and current prospectus relating to the resale of the underlying shares of common stock and (ii) the Founder Warrants may be exercisable on a “cashless basis” if the Company calls the Warrants for redemption. Shermen WSC Holding agreed that the Founder Warrants would not be transferable or salable by it or such directors or officers or their respective affiliates until after the Company completed a Business Combination, except it may distribute them to its members. Immediately after the purchase of the Founder Warrants, Shermen WSC Holding distributed them to its members.

All shares of common stock owned by the initial stockholders prior to the closing of the Offering (the “Initial Shares”) were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. The Initial Shares will not be released from escrow until nine months following the consummation of a Business Combination.

The foregoing restriction is subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, upon death of an escrow depositor, transfers to an estate or beneficiaries, or other specified transfers. Even if transferred under these circumstances, the Initial Shares will remain in the escrow account.

On May 30, 2007, the underwriters’ for the Offering exercised the full over-allotment of 3,000,000 units. As a result, the deferred underwriters’ fee was increased approximately $432,000.

NOTE E—COMMON STOCK

On May 23, 2007, the Company affected a 1.15 for 1 forward stock split of the Initial Shares and issued 750,000 shares of its common stock, $0.0001 par value per share, to the initial stockholders prior to the closing of both the Offering and the over-allotment.

NOTE F—RELATED PARTY TRANSACTIONS

The Company issued a $150,000 unsecured promissory note to a stockholder, Shermen Capital Partners, LLC, on April 30, 2006 of which $75,000 was repaid on September 27, 2007. The note is non-interest bearing and the final maturity is five business days after twenty-four months after the date of the Offering, but to the extent that the Company’s working capital in any month, including one-half of the interest earned on the Trust Account, net of taxes, that is released to the Company in that month, is greater than the Company’s current expenses in that month, all or a portion of such excess may be applied to a prepayment of the remaining $75,000 loan from Shermen Capital Partners, LLC.

The Company presently occupies office space provided by an affiliate of a certain stockholder of the Company. Such affiliate has agreed that, until the consummation of a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $9,950 per month for such services.

Certain of the directors and officers of the Company have purchased through Shermen WSC Holding, in a private placement, 5,214,286 Founder Warrants immediately prior to the Offering at a price of $0.70 per Founder Warrant (an aggregate purchase price of approximately $3,650,000) from the Company and not as part of the Offering. They have also agreed that these Founder Warrants purchased by them will not be sold or transferred until completion of a Business Combination.

NOTE G—COMMITMENTS

The Company is committed to paying an underwriting discount of 4% of the public Unit offering price to the underwriters (less $0.21 for each share of common stock converted to cash in connection with a Business Combination) payable upon the Company’s consummation of a Business Combination.

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

The volatility calculation of 52.13% is based on the average 90-day Bloomberg volatility of a portfolio of nine publicly traded U.S. agricultural companies with market capitalizations between $50,000,000 and $500,000,000. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the Index because management believes that the average volatility is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless. Although the purchase option and its underlying securities have been registered under the registration statement of which the prospectus forms a part of, the purchase option will provide for registration rights that will permit the holder of the purchase option to demand that a registration statement will be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of the Offering. Further, the holders of the purchase option will be entitled to piggy-back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the Offering.

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

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

Results of Operations, Financial Condition and Liquidity

Through September 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

Net income totaled $582,921 and $566,890 for the nine months ended September 30, 2007 and for the period from inception (April 18, 2006) to September 30, 2007, respectively.

Our operating expenses totaled $547,191 and $563,222 for the nine months ended September 30, 2007 and for the period from inception (April 18, 2006) to September 30, 2007, respectively.

We had net interest income earned on marketable securities and held in the Trust Account of $1,899,572 for the nine months ended September 30, 2007 and for the period from inception (April 18, 2006) to September 30, 2007. Interest income, after up to $1,500,000 which may be released to us on a monthly basis, excludes earnings on funds held in the Trust Account associated with Common Stock subject to possible conversion, and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released to us from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for only an effective tax rate of slightly over 34% on a year and inception-to-date basis primarily because substantially all of the funds deposited in the Trust Account are exempt from federal, state and local taxes. For the nine months ended September 30, 2007 and for the period from inception to September, 2007, there was no liability.

We issued a $150,000 unsecured promissory note to one of our stockholders, Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer, on April 30, 2006, and we repaid $75,000 of the principal amount of such unsecured promissory note on September 27, 2007 with the portion of our working capital for the month of September 2007 that was greater than our current expenses in that month.

As of September 30, 2007, we had approximately $476,819 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through September 30, 2007:

Net proceeds from our initial public offering and private placement of the Founder Warrants placed in trust	$136,860,000
Total interest received to date	1,899,572
Less: total interest disbursed to us for working capital through September 30, 2007	851,265
Less: total taxes paid through September 30, 2007	0
Total funds held in trust through September 30, 2007	137,908,307

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

•                                          prepayment of the remaining $75,000 loan from Shermen Capital Partners, LLC, whose managing member is Francis P. Jenkins, Jr., our chairman and chief executive officer;

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended September 30, 2007.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: November 14, 2007