Form 10-K
period 2007-12-31
Shermen WSC Acquisition Corp
filed 2008-03-31
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

Commission File Number: 000-52642

SHERMEN WSC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-4755936
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o The Shermen Group
1251 Avenue of the Americas, Suite 900
New York, NY  10020

(Address of principal executive office)

(212) 300-0020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value

(Title of Class)

Common Stock Purchase Warrants

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act.
  Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the act.
  Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	SS Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing price of the issuer’s common stock, par value $0.0001 per share, on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $161,287,500.00.

As of March 28, 2008, there were 28,750,000 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

i

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Shermen WSC Acquisition Corp. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

General development of the business

References to “we,” “us,” “our” or the “Company” are to Shermen WSC Acquisition Corp.  Unless otherwise indicated, the term “Founding Stockholders” refers to the stockholders who held shares of Common Stock (as defined below) prior to the IPO (as defined below), and the term “Public Stockholders” refers to the stockholders who purchased Units in the IPO and their transferees.

We are a blank check company organized under the laws of the State of Delaware on April 18, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the agriculture industry.  On May 30, 2007, we completed our initial public offering (“IPO”) of 23,000,000 units (“Units”). Each Unit consists of one share of our common stock, $0.0001 par value per share (“Common Stock”), and two warrants (“Warrants”), each to purchase one share of Common Stock at $5.00 per share. The public offering price of each Unit was $6.00, and we generated gross proceeds of $138,000,000 in the IPO (including proceeds from the exercise of the underwriters’ over-allotment option). Of the gross proceeds: (i) we deposited $133,210,000 into a Trust Account (the “Trust Account”) at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $5,520,000 of deferred underwriting fees; (ii) the underwriters received $4,140,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $607,900 for offering expenses. In addition, we deposited into the Trust Account $3,650,000.20 that we received from the issuance and sale of 5,214,286 warrants (the “Founder Warrants”) to Shermen WSC Holding LLC, whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer, on May 30, 2007.

After completion of the IPO, we began contacting investment bankers, private equity firms and other business contacts in order to generate ideas about a suitable business combination. We also received unsolicited inquiries from several investment banking firms, private equity firms and other business intermediaries. We informed these contacts that we were seeking an operating business for our initial business combination.  We did not retain an investment banking firm or fairness or valuation advisor to conduct a formal search for a business combination. Criteria for suitability included our management’s assessment of the competitive strengths and weaknesses of the potential business targets, the strength of the management team, and the quality of the assets to be acquired.  Certain targets were considered by management to have too great a level of business risk due to poor asset quality or poor or erratic financial results.

Agriculture Industry

The agriculture industry is one of the largest segments of the United States’ economy with gross cash income of in 2004 of $271.7 billion dollars or approximately 2.3% of U.S. gross domestic product or GDP.(1) Growth in the U.S. agriculture industry is driven by worldwide demand for agricultural products, which is primarily driven by population and economic growth, dietary trends, alternative fuel development and consumption and governments’ actions. According to the United States Department of Agriculture, or USDA, the global population is anticipated to grow at a rate of 1.1% per annum between 2006 and 2015, which will be a primary driver in the global demand for agricultural products, and by extension the U.S. agriculture industry. The Food and Agricultural Organization of the United Nations estimates global demand in agricultural products will grow at a rate of 1.6% per annum through 2015.(2)  Based on trends in global population and demand for agricultural products, the USDA, forecasts that U.S. gross agriculture cash income will increase from $271.7 billion in 2004 to $312.5 billion by 2015, representing a compound annual growth rate, or CAGR, of approximately 1.3%.

Our management intends to focus its efforts on a business combination in the United States. If an attractive foreign business opportunity presents itself, however, our management intends to pursue it.

(1) All numbers and statistics in this paragraph are based on the USDA Agricultural Baseline Projections to 2015 Report, except the U.S. GDP number which is based on the Bureau of Economic Analyses, a division of the U.S. Department of Commerce, as of April 28, 2006, and except as otherwise indicated.

(2) World Agriculture: Toward 2015/2030 Summary Report.

Market Opportunities

Based on the experience of our management and directors, there are numerous market characteristics and trends associated with the agriculture industry that make it an attractive industry for targeting a business combination.(3)

•                  Large Target Market. According to the USDA, in 2004, aggregate farm cash expenditures, which represent the value of goods and services purchased by farmers in the United States, totaled approximately $186.2 billion. These aggregate farm cash expenditures are expected to increase from $186.2 billion in 2004 to $196.7 billion in 2005, representing a year-over-year increase of approximately 5.6%. In addition, the USDA forecasts that aggregate farm cash expenditures will increase from $186.2 billion in 2004 to $250 billion by 2015, representing a CAGR of approximately 2.7%. Continued growth in aggregate farm cash expenditures could increase further as demand for field crops, primarily corn, used in the production of alternative fuels increases due to mandates included in the Energy Policy Act of 2005, which requires a minimum of 7.5 billion gallons of renewable fuel use in gasoline (with credits for biodiesel) by 2012 (which is nearly double the capacity available in 2005).

•                  Highly Fragmented Industry. The agriculture industry is highly fragmented. According to Hoover’s Inc., as of May 2, 2006, there were at least 583 companies, comprised of 142 and 429 public and private companies, respectively, engaged in businesses operating within the agriculture industry. Aggregating smaller companies may offer the potential to create economies of scale, including expanded distribution capabilities, corporate efficiency and greater capital resources.

•                  Rapidly Evolving Industry. Within the last several years, several factors have transformed the agriculture industry. We anticipate that these changes will create opportunities for new entrants into the industry and expansion of existing agriculture-related companies. We believe, based on the experience of our management, that the agriculture industry will continue to be driven by the following key trends which may create business combination opportunities:

•                  Focus on Value-Added Products and Services—Based on the current demographic of U.S. farmers, our management believes that as older farmers approach retirement, the transition of the existing farm base will result in a stratified farm acreage landscape characterized by three distinct types of farmers: large commodity growers, specialty growers and small single-crop growers. Our management believes that the impact of this stratification will be a shift toward outsourcing of an increasing amount of the day-to-day maintenance of crops. The move towards outsourcing crop maintenance should create a number of opportunities for companies to provide value-added products and services that have resonated less with previous generations of farmers.

•                  Requirement of Technological Advancement—The total planted acreage for the eight major field crops (corn, sorghum, barley, oats, wheat, rice, cotton and soybeans) is projected to be approximately 245 million acres per year every year from 2006 through 2015. It is likely that crop yields will need to increase in order to meet the increasing demand for agricultural products over that same time period. Technological improvements in crop protection chemicals and genetically modified seeds will be the primary drivers of enhancement crop yields. Since 2000, the percentage of soybeans and cotton (two crops with genetically modified seeds with crop protection traits) planted have increased from 54% to 87% and 61% to 79%, respectively, demonstrating the increasing demand for enhanced productivity from a relatively stable planted acreage base.

•                  Demand for Alternative Fuels—In recent years, dramatic increases in the price of crude oil have generated increased demand for alternative fuels. In particular, The Energy Policy Act of 2005 mandates a minimum of 7.5 billion gallons of renewable fuels be used in gasoline by 2012, which is almost double the production capacity in 2005. In order to meet the alternative fuel mandates, there will be increased demand for field crops including corn, canola and sugar cane, which are the primary feedstock of many alternative fuels. The increased demand for these technical crops will also cause demand for other agricultural products such as fertilizer, seed, and crop protection chemicals, as well as the equipment and related services required to produce the necessary crop yields.

Although we may consider a target business in any segment of the agriculture industry, we anticipate that our initial business combination may be a company engaged in one or more of the following businesses:

(3) World Agriculture: Toward 2015/2030 Summary Report.

•                  Agricultural Commodities Trading—trading and brokering of physical agricultural products in bulk such as fertilizer, chemicals, and seed.

•                  Agricultural Equipment—manufacturing or selling of agricultural equipment.

•                  Agricultural Financing—providing secured financing to farmers and other market participants.

•                  Agricultural Product Manufacturing—manufacturing, distribution or sale of agricultural nutrients and chemicals such as fertilizers, crop protection chemicals and seeds.

•                  Alternative Fuels—manufacturing, distribution or sale of agricultural-based alternative fuels such as ethanol and bio fuels.

•                  Distribution—providing logistics services, transportation and storage of agricultural products such as molasses, vegetable oils, palm oils and bio-fuels or agricultural related products such as fertilizer, crop protection chemicals and seeds.

•                  Farm & Crop Management—owning and managing farmland.

•                  Golf Course and Lawn & Garden Maintenance—manufacturing and/or distributing agricultural products such as fertilizers and seed to these specialized industries.

•                  Livestock Feed & Animal Health Products—manufacturing or selling of specialty products for this industry.

•                  Agricultural Industry Support Services—providing services that support or help consolidate back office functions for farmers and agriculture-related companies.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to use cash derived from the proceeds of the IPO and the sale of the Founder Warrants in a private placement, our capital stock, debt or any combination thereof to effect a business combination involving an operating business in the agriculture industry. A business combination may involve the acquisition of, or merger with, an operating business that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. We believe these consequences include certain time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in the early stages of development or growth or weak management, but, in our belief, possesses long-term growth potential.

Established deal sourcing network and sources of target businesses

We believe that our management and directors have strong reputations within the investment community developed over their years in the agribusiness investment banking, leveraged buyout and hedge fund industries. Through the experience of our management and directors, we believe that we have extensive contacts and sources from which to generate acquisition opportunities in the agriculture industry. Target business candidates have been and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, securities broker dealers, attorneys and accountants and other members of the financial community, who may present solicited or unsolicited proposals. Our directors and officers as well as their affiliates have brought, and we expect will continue to bring, to our attention target business candidates that they become aware of through their business contacts. In no event, however, will any of our Founding Stockholders, directors or officers or any entity with which they are affiliated be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our Founding Stockholders, directors and officers will also receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf, such identifying a potential target operating business and performing due diligence on a suitable business combination.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialized in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Selection of target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with an operating business in the agriculture industry that has a fair market value equal to at least 80% of our net assets at the time of such transaction, our management has virtually unrestricted flexibility in identifying and selecting prospective target business. Our management diligently reviews all of the proposals we receive with respect to a prospective target business. In evaluating a prospective target business, our management team considers one or more of the following factors:

•                  financial condition and results of operations;

•                  both long-term and short-term growth potential;

•                  experience and skill of the target’s management and availability of additional personnel;

•                  earnings before interest, taxes, depreciation and amortization charges;

•                  consistent operating margins;

•                  nature of the customers and contracts;

•                  stability and continuity in customer relationships;

•                  capital requirements;

•                  competitive position;

•                  barriers to entry in the relevant agriculture industry sector;

•                  degree of current or potential market acceptance of the services, processes or products;

•                  proprietary features and degree of intellectual property or other protection of the services, processes or products;

•                  regulatory environment of the relevant industry sector;

•                  potential growth in government spending in the segment in which the target company operates;

•                  stage of development of services, processes or products; and

•                  costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with an operating business is based on the above factors as well as other considerations deemed relevant by our management team in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review of the target business that encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that will be made available to us.

Francis P. Jenkins, Jr., our chairman and chief executive officer, and G. Kenneth Moshenek, our president and chief operating officer, served as chief executive officer, and president and chief operating officer, respectively, of Royster-Clark, Inc. under employment agreements that contain a non-competition provision. These agreements prohibit Messrs. Jenkins and Moshenek from directly or indirectly, as an employee, partner, stockholder, director, consultant, joint venturer, investor or in any other capacity, engaging in, or owning, managing, operating or controlling, or participating in the ownership, management, operation or control of any business or entity that engages in a substantially similar business or line of business as those conducted by Royster-Clark, Inc. until July 22, 2010. According to publicly filed documents, Royster-Clark engages in the retail and wholesale distribution of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest regions of the United States. Although Messrs. Jenkins and Moshenek are not currently in breach of the non-competition provision because at this time our purpose is to acquire an operating business in the agriculture industry, to the extent that an entity we identify as a potential target may have operations that are similar to those of Royster-Clark, Inc., such potential target might need to dispose of such operations as part of a business combination with us, which could be time-consuming or might not be economically feasible without rendering such potential target less economically viable after the business combination. If this occurred, it would make us a less attractive buyer for the entity and adversely impact our position among competing acquirers. Further, we cannot be certain that the acquisition of a target business will not be challenged as being “substantially similar” to those of Royster-Clark, Inc. Such a challenge, if one occurred, could be costly and time-consuming, making such target business less attractive, given our limited time and resources for our initial business combination.

In addition to the non-competition provision described above, the employment agreements Messrs. Jenkins and Moshenek had with Royster-Clark, Inc. prevent them from utilizing confidential information of and soliciting for employment any current employee or contractors of Royster-Clark, Inc. with certain exceptions. We believe that there are qualified individuals with expertise in the agriculture industry we can employ in the future, and thus we do not believe that these confidential information and non-solicitation provisions have any significant impact upon our ability to locate attractive target businesses or the structure of a possible business combination.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and their stockholders, as well as our own stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we do not pay any finders or consulting fees to our Founding Stockholders, directors, officers or special advisors, or any of their respective affiliates, for services rendered in connection with a business combination, we reimburse them for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. To the extent we acquire less than 100% of a business, we calculate 80% of our net assets based on the value of the portion of the business we acquired. In addition, in case of a share exchange, the 80% threshold would be determined by the resulting interest we would receive in the aggregate following consummation of the transaction. We will not acquire less than a controlling interest in a business, by which we mean that after the business combination either (i) if we acquire securities of the target or the target is merged with one of our subsidiaries, we will own a percentage of the voting securities of the target sufficient to elect a majority of the board of directors of the target; or (ii) if we acquire assets of the target or the target is merged with us, the business and affairs of the target will be managed by or under the direction of our board of directors or the board of directors of one of our subsidiaries. The fair market value of such business is determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value or if a conflict of interest exists with respect to such determination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the NASD with respect to the satisfaction of such criteria. We expect that any such opinion will be included in the proxy solicitation materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert. However, we are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has a sufficient fair market value and no conflict of interest exists.

Probable lack of business diversification

Our initial business combination must be with an operating business in the agriculture industry whose fair market value is equal to at least 80% of our net assets at the time of such acquisition. As a result, we are likely to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•                  result in our dependency upon the performance of a single operating business;

•                  result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•                  subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination. We may not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business we acquire.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the target business’ management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, although our directors and officers intend to remain associated with us after the consummations of our initial business combination, the future role, if any, of our directors and officers in the target business cannot presently be stated with any certainty since we cannot predict the structure of the business combination or the operations of the target company we will pursue. For example, Messrs. Jenkins and Moshenek may be required to resign from our board of directors if we consummate a business combination with an acquisition candidate in the United States that engages in a substantially similar business or line of businesses as those conducted by Royster-Clark, Inc. According to publicly filed documents, Royster-Clark, Inc. engages in the retail and wholesale distribution of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest regions of the United States. Although we expect one or more members of our management to serve on our board of directors following a business combination, subject to continued election by the stockholders, it is unlikely that any of our officers or directors will devote their full efforts to our affairs subsequent to a business combination. We may request continued representation of our management on the board of directors in our negotiation with a target company. We will consider a target company’s response to this request in determining whether the acquisition is in the best interest of our shareholders. Moreover, we cannot assure you that our directors and officers will have significant experience or knowledge relating to the operations of the particular target business acquired. For example, if we were to acquire a target business with diverse operations or a division of a company that has a specialized operation, we may have to hire additional management personnel for our post-business combination operations.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management of the target business.

Opportunity for stockholder approval of a business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the structure of the business combination is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the target business.

In connection with any vote required for our initial business combination, all of our Founding Stockholders, directors and officers have agreed to vote the shares of Common Stock then owned by them, including any shares of Common Stock purchased following the IPO, in accordance with the majority of the shares of Common Stock voted by our Public Stockholders. As a result, our Founding Stockholders, directors and officers will not have any conversion rights attributable to their shares in the event that a business combination transaction is approved by a majority of our Public Stockholders. We will proceed with the initial business combination only if both a majority of the shares of Common Stock voted by Public Stockholders are voted in favor of the business combination and our Public Stockholders owning less than 40% of the shares sold in the IPO exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each Public Stockholder the right to have such Public Stockholder’s shares of Common Stock converted into cash if such Public Stockholder votes against the business combination and the business combination is approved and completed.  Our Founding Stockholders, directors and officers will not have this right with respect to the shares owned by them because they have agreed to vote their shares of Common Stock in accordance with the majority of the shares of Common Stock voted by our Public Stockholders. The actual per-share conversion price will be equal to the amount in the Trust Account, including the amount held in the Trust Account representing the deferred portion of the underwriters’ fee for the IPO, and all accrued interest (net of taxes payable) not made available to us for working capital requirements as of two business days prior to the consummation of the business combination, divided by the number of Units sold in the IPO. Voting against the business combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights prior to the time the business combination is voted upon by the stockholders. To exercise such conversion rights, a stockholder must have such stockholder’s broker electronically tender such stockholder’s shares to the transfer agent using the facilities of the Depositary Trust Company (or, in the event that such stockholder had previously requested and received a physical certificate, surrender such physical certificate to the transfer agent), accompanied by a letter of instruction and must comply with such other procedures as we may reasonably establish, by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of a meeting held for that purpose. However, the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting.

Traditionally, blank check companies have allowed converting stockholders to tender their shares after the stockholders meeting held to vote on a business combination. This procedure created uncertainty in determining whether the number of converting stockholders would result in a business combination failing. To avoid this uncertainty, we have instituted the requirement of tendering shares by converting stockholders prior to the time a business combination is voted upon by our stockholders by instructing their brokers to electronically tender their shares to the transfer agent using the facilities of the Depositary Trust Company (or, in the event that such stockholders had previously requested and received physical certificates, to surrender such physical certificates to the transfer agent). The Public Stockholders eligible to convert their shares, but fail to comply with the procedures above by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of the stockholders meeting held to vote on a business combination, will forfeit their right to receive the conversion price. We intend to remind our stockholders of our conversion procedures in the proxy statement used in connection with the solicitation of the stockholder vote for a business combination. If a business combination is not consummated, we will return the shares tendered by the stockholders who elected conversion by returning such stockholders’ shares electronically through the facilities of the Depositary Trust Company (or, in the event that such stockholders had surrendered physical certificates, by returning such certificates by overnight mail), and will seek another acquisition target.

We will, upon confirmation that the shares which have been converted have been electronically tendered (or the physical certificates for such shares have been surrendered) to our transfer agent, accompanied by a letter of instruction, and compliance with such other procedures as we may reasonably establish by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of the stockholders meeting held to vote on a business combination, pay or cause the Trust Account to pay in accordance with the letter of instruction, the aggregate pro rata share of the Trust Account payable in respect of the shares so tendered and covered by such letter of instruction (after giving effect to any required tax withholdings) to the person to whom payment thereof is directed in such letter of instruction.

We intend to distribute the funds to eligible Public Stockholders who elect conversion promptly after completion of the business combination. The Public Stockholders eligible to convert their shares who fail to comply with the procedures above by 5:00 P.M., Eastern Standard Time on the business day immediately preceding the date of the stockholders meeting held to vote on a business combination will forfeit their right to receive the conversion price.

Public Stockholders who convert their stock into their share of the Trust Account retain their Warrants. We will not complete any proposed business combination for which our Public Stockholders owning 40% or more of the shares sold in the IPO, other than our Founding Stockholders, directors and officers, both vote against a business combination and exercise their conversion rights. If a business combination is not consummated, we will return the shares tendered by the Public Stockholders who elected conversion either by returning physical certificates or by electronically through the facilities of the Depositary Trust Company (or, in the event that such Public Stockholders had surrendered their physical certificates, by returning such physical certificates by overnight mail), and will seek another acquisition target.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise their conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the Trust Account as part of the purchase price, or we may end up having to adjust the ratio of cash to stock used as consideration, or we may need to arrange for third party financing, if available.

If holders of no more than approximately 39.99% of the shares sold in the IPO vote against a proposed business combination and seek to exercise their conversion rights and such business combination is consummated, our Founding

Stockholders have agreed to forfeit and return to us for cancellation a number of shares so that they will collectively own no more than 23.0% of outstanding Common Stock upon consummation of such business combination (without giving effect to any shares that may be issued in the business combination). If we are unable to effect a business combination and liquidate, none of our Founding Stockholders will receive any portion of the liquidation proceeds with respect to Common Stock owned by them immediately before the IPO.

Plan of dissolution and liquidation if no business combination

If we do not complete a business combination within 18 months after the consummation of the IPO, or within 24 months if the extension criteria described below have been satisfied, as part of any plan of dissolution and distribution in accordance with the applicable provisions of the Delaware General Corporation Law, we will dissolve and distribute to all of our Public Stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, including the amount representing the deferred portion of the underwriters’ fees for the IPO, plus any interest (net of taxes payable) not made available to fund our working capital requirements, plus any remaining net assets. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our board has agreed to dissolve after the expiry of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in the Trust Account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the Trust Account will not be released. Consequently, holders of a majority of outstanding Common Stock must approve our dissolution in order to receive the funds held in the Trust Account and the funds will not be available for any other corporate purpose. Upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate the Trust Account to our Public Stockholders. Our Founding Stockholders, directors and officers have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of Common Stock owned by them prior to the IPO; they will participate in any liquidation distribution with respect to any shares of Common Stock acquired following the IPO. There will be no distribution from the Trust Account with respect to the Warrants and all rights with respect to the Warrants will effectively terminate upon our liquidation.

Our Founding Stockholders, other than Messrs. Pottinger, Prochaska and Jenkins, III, have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our Public Stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. Based on representations made to us by such Founding Stockholders, we currently believe that they are capable of funding a shortfall in the Trust Account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. We cannot assure you that such Founding Stockholders will be able to satisfy those obligations or that the proceeds in the Trust Account will not be reduced by such claims. Further, such Founding Stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target). The indemnification is set forth in the insider letter agreements dated as of May 24, 2007, which are exhibits to the registration statement for the IPO. We also will have access to any funds available outside the Trust Account or released to us to fund working capital requirements with which to pay any such potential claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in the Trust Account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account we cannot assure you we will be able to return to our stockholders the liquidation amounts due them.

Prior to completion of a business combination, we will seek to have all vendors, a prospective target business or other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Founding Stockholders. In the event that a vendor, prospective target business or other entity were to refuse to enter into such a waiver, our decision to engage such vendor or other entity or to enter into discussions with such target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the IPO, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by May 24, 2009, we will then liquidate. Upon notice from us, the trustee of the Trust Account will commence liquidating the investments constituting the Trust Account and will turn over the proceeds to our transfer agent for distribution to our Public Stockholders as part of our plan of dissolution and distribution. We will promptly instruct the trustee to commence liquidating the investments constituting the Trust Account after May 24, 2009 and upon the approval by our stockholders of our plan of dissolution and distribution.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to any suit not instituted prior to the third anniversary of the dissolution. Although we will make liquidating distributions to our Public Stockholders as soon as reasonably possible as part of our plan of dissolution, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we are obligated to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. Moreover, because we are obligated to obtain the waiver agreements described above, the funds held in trust should be excluded from the claims of any creditors who executed such agreements in connection with any bankruptcy proceeding.

We may not be able to return to our Public Stockholders the liquidation amounts due them because we cannot predict with certainty: (i) potential claims or lawsuits that may be brought against us; (ii) what waiver agreements, if any, we will be able to obtain from vendors, prospective target businesses and/or other entities with whom we engage in business; (iii) the amount of additional expenses that we may incur that exceeds the amount of the funds held outside of the Trust Account; and (iv) the ability of our Founding Stockholders, other than Messrs. Pottinger, Prochaska and Jenkins, III, to ensure that the funds held in the Trust Account are not reduced by claims of vendors, prospective target businesses and/or other entities with whom we engage in business and who have not executed a waiver.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

•                  our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

•                  upon such deadline, we would file the preliminary proxy statement with the SEC;

•                  if the SEC does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

•                  if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve of reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Other than in the event of a Public Stockholder seeking to convert its shares into cash upon a business combination that such Public Stockholder voted against and that is actually completed by us, the funds held in the Trust Account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the Trust Account will not be released. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of May 24, 2009 (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of the IPO, the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to May 24, 2009, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our Trust Account to our Public Stockholders.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions relating to the IPO that apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•                  in the event we do not consummate a business combination by the later of 18 months after the consummation of the IPO or 24 months after the consummation of the IPO in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed, our purpose and powers will be limited to dissolving, liquidating and winding up; provided, however, that we will reserve our rights under Section 278 of the Delaware General Corporation Law to bring or defend any action, suit or proceeding brought by or against us;

•                  our management will take all actions necessary to liquidate the Trust Account as part of any plan of dissolution and distribution in the event we do not consummate a business combination by the later of 18 months after the consummation of the IPO or 24 months after the consummation of the IPO in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but was not consummated within such 18 month period;

•                  A portion of the proceeds of the IPO and the private placement of the Founder Warrants (approximately $119,400,000) that has been placed into the Trust Account may not be disbursed from the Trust Account except in connection with, or following, a business combination, upon our liquidation or as otherwise permitted in our amended and restated certificate of incorporation;

•                  prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•                  we may consummate the business combination only if approved by a majority of our stockholders and our Public Stockholders owning less than 40% of the shares sold in the IPO exercise their conversion rights;

•                  if a business combination is approved and consummated, our Public Stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share (based on the number of units sold in the IPO) of the Trust Account;

•                  if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified above, then we will be dissolved and distribute to all of our Public Stockholders their pro rata share (based on the number of units sold in the IPO) of the Trust Account and any remaining net assets pursuant to a plan of dissolution and distribution adopted as provided therein; and

•                  we may not consummate any other merger, acquisition, stock purchase, asset purchase or similar transaction other than a business combination that meets the conditions specified above, including the requirement that the business combination be with an operating business in the agriculture industry whose fair market value is equal to at least 80% of our net assets at the time of such business combination.

Under Delaware law, the foregoing provisions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment and calls a shareholders meeting, at which the holders of a majority of outstanding Common Stock vote in favor of such amendment. Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions. However, we view these provisions as obligations to our stockholders, and neither we nor our board of directors will propose, or seek shareholder approval of, any amendment of these provisions.

Neither we, nor our board of directors, have any present intention to propose, or seek stockholder approval of, any amendment of these provisions. However, our board of directors determined that an 80% super-majority vote, rather than the unanimous vote required by many other blank check companies, was an appropriate percentage for approval of any amendment to these provisions of our amended and restated certificate of incorporation because our directors believe that it is in the best interests of our stockholders for the directors to have an ability to revise the procedures for consummating a business combination. In addition, the directors believe that they would not be able to appropriately fulfill their fiduciary duties if they were prevented by our certificate of incorporation from proposing an amendment that they determine would be in the best interests of our stockholders. For example, if we enter into a definitive agreement with a target for a business combination, but are unable to complete the business combination transaction within 24 months from the date of the IPO, our board of directors could determine that it is in the best interests of our stockholders to amend our amended and restated certificate of incorporation to extend the deadline to complete the business combination.

However, in no event will we amend, nor will our board of directors propose to amend, any of these provisions of our amended and restated certificate of incorporation without including a provision that would permit all of the holders of the shares sold in the IPO who vote against the proposal to convert their shares into their pro rata share of the Trust Account without taking into account interest earned on the proceeds of the IPO and the private placement of the Founder Warrants held in the Trust Account (net of taxes payable), if the amendment is approved. Unless the amendment is approved by 80% of outstanding Common Stock, the proposal to amend our amended and restated certificate of incorporation will not pass. If the proposed amendment is approved by 80% or more of outstanding Common Stock, stockholders who both vote against the amendment and elect to have their shares converted would receive their pro rata share of the Trust Account.

Competition

In identifying, evaluating and pursuing a target business, we may encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, human and other resources than us, and our financial resources is relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring a sizable target business is limited by our available financial resources. This inherent competitive limitation gives certain others an advantage in pursuing the acquisition of a target business. Further:

•                  our obligation to seek stockholder approval of a business combination may impede or delay the completion of a transaction;

•                  our obligation to convert shares of Common Stock into cash in certain instances may reduce the resources available to effect a business combination; and

•                  outstanding Warrants and the future dilution they potentially represent may not be viewed favorably by a target business.

Any of these factors may place us at a competitive disadvantage in consummating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will, in all likelihood, be intense competition from competitors of the target business. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

We currently have four officers, three of whom are also members of our board of directors. We have no other employees. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K.  The public may read and copy any materials we file with the SEC at the Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be adversely affected. In that event, the trading price of our securities could decline, and you could lose all or a part of your investment.

Risks Relating to the Company

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history,  there is a limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the agriculture industry. We will not generate any revenues (other than interest income on the proceeds of the IPO held in the Trust Account) until, at the earliest (if at all), after the consummation of a business combination. We cannot assure you as to when, or if, a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case we will be forced to liquidate.

We must complete a business combination with a fair market value equal to at least 80% of our net assets at the time of the acquisition within 18 months after the consummation of the IPO (or within 24 months after the consummation of the IPO if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of the IPO and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Based on publicly available information, since August 2003, approximately 153 similarly structured blank check companies have completed initial public offerings and numerous others have filed registration statements. Of these companies, only 47 companies have consummated a business combination, while 24 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations. Additionally, some of these companies have announced that they will dissolve and distribute their assets to shareholders. Accordingly, as of March 25, 2008, there are approximately 98 blank check companies with more than $16.0 billion in trust seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within the agriculture industry, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, because only 71 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

We reserved approximately $115,000 from the proceeds of the IPO and the private placement of the Founder Warrants and receive one half of the interest earned on the Trust Account, net of taxes, up to a total of $1,500,000 to cover our operating expenses May 24, 2009 and to cover the expenses incurred in connection with a business combination. These amounts are based on our management’s estimate of the amount needed to fund our operations through May 24, 2009, to consummate a business combination and to fund our working capital requirements. This estimate may prove inaccurate, especially if we expend a significant portion of the available funds in pursuit of a business combination that is not consummated. Additionally, although we have no present intention to do so, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. If so, any such amount would be based on the terms of the specific transaction and the amount of available funds at the time. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our Founding Stockholders, directors and officers or from third parties. We may not be able to obtain additional financing, and our Founding Stockholders, directors and officers are not obligated to provide any additional financing to us. If we do not have sufficient funds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.

Since the net proceeds of the IPO are intended to be used to complete a business combination with an operating business that has not been identified, we may be deemed to be a blank check company under federal securities laws. However, since we will have net tangible assets in excess of $5,000,000 upon the successful consummation of the IPO and subsequently will file a Current Report on Form 8-K with the SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from the rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, the Units will be immediately tradable and we will have a longer period of time within which to complete a business combination in certain circumstances.

Under Delaware law, the requirements and restrictions relating to the IPO contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•                  in the event we do not consummate a business combination by the later of 18 months after the consummation of the IPO or 24 months after the consummation of the IPO in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed, our purpose and powers will be limited to dissolving, liquidating and winding up; provided, however, that we will reserve our rights under Section 278 of the Delaware General Corporation Law to bring or defend any action, suit or proceeding brought by or against us;

•                  our management will take all actions necessary to liquidate the Trust Account as part of any plan of dissolution and distribution in the event we do not consummate a business combination by the later of 18 months after the consummation of the IPO or 24 months after the consummation of the IPO in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but was not consummated within such 18 month period;

•                  A portion of the IPO proceeds (approximately $119,400,000) that has been placed into the Trust Account may not be disbursed from the Trust Account except in connection with, or following, a business combination, upon our liquidation or as otherwise permitted in our amended and restated certificate of incorporation;

•                  prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•                  we may consummate the business combination only if approved by a majority of our stockholders and our Public Stockholders owning less than 40% of the shares sold in the IPO exercise their conversion rights;

•                  if a business combination is approved and consummated, our Public Stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share (based on the number of units sold in the IPO) of the Trust Account;

•                  if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified above, then we will be dissolved and distribute to all of our Public Stockholders their pro rata share (based on the number of units sold in the IPO) of the Trust Account and any remaining net assets pursuant to a plan of dissolution and distribution adopted as provided therein; and

•                  we may not consummate any other merger, acquisition, stock purchase, asset purchase or similar transaction other than a business combination that meets the conditions specified above, including the requirement that the business combination be with an operating business in the agriculture industry whose fair market value is equal to at least 80% of our net assets at the time of such business combination.

Under Delaware law, the foregoing provisions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment and calls a shareholders meeting, at which the holders of a majority of Common Stock vote in favor of such amendment. Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions. However, we view these provisions as obligations to our stockholders, and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions.

Our amended and restated certificate of incorporation and by-laws contain certain provisions that may make it more difficult, expensive or otherwise discourage, a tender offer or a change in control or takeover attempt by a third party, even if such a transaction would be beneficial to our stockholders.

The existence of certain provisions in our amended and restated certificate of incorporation and by-laws may have a negative impact on the price of Common Stock by discouraging a third party from purchasing Common Stock. These provisions could also have the effect of discouraging a third party from pursuing a non-negotiated takeover of the Company and preventing certain changes of control. In addition to our staggered board, our by-laws require that, subject to certain exceptions, any stockholder desiring to propose business or nominate a person to the board of directors at a stockholders meeting must give notice of any proposals or nominations within a specified time frame. Our by-laws also limit the ability of stockholders to remove directors, call stockholders meetings and act by written consent and provide that vacancies of the board of directors may only be filled by a majority of the remaining directors.

If third parties bring claims against us, the funds held in trust could be reduced and the per-share liquidation price received by our Public Stockholders could be less than approximately $5.95 per share.

Placing the funds in a Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, prospective target businesses and other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will enter into such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Accordingly, the proceeds of the IPO and the private placement of the Founder Warrants held in trust could be subject to claims that could take priority over the claims of our Public Stockholders and the per-share liquidation price could be less than approximately $5.95, plus interest (net of taxes payable), due to claims of such creditors or other entities. Our Founding Stockholders, other than Messrs. Pottinger, Prochaska and Jenkins, III, have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by third parties, but only if, and to the extent, the claims reduce the amounts in the Trust Account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, by us or a prospective acquisition target. However, these stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. Based on representations made to us by these stockholders, we currently believe that they are capable of funding a shortfall in our Trust Account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. We cannot assure you that these stockholders will be able to satisfy those obligations or that the proceeds in the Trust Account will not be reduced by such claims. Further, these stockholders will not have any personal liability as to any claimed amounts owed to a third party that executed a waiver (including a prospective acquisition target) or the underwriters. The indemnification is set forth in the insider letter agreements, dated as of May 24, 2007, signed by these stockholders which are exhibits to the registration statement for the IPO. We also will have access to any funds available outside the Trust Account or released to us to fund working capital requirements with which to pay any such potential claims.

However, the per-share liquidation price received by our Public Stockholders could be less than approximately $5.95 per share because we cannot predict with certainty: (i) potential claims or lawsuits that may be brought against us; (ii) what waiver agreements, if any, we will be able to obtain from vendors, prospective target businesses and/or other entities with whom we engage in business; (iii) the amount of additional expenses that we may incur that exceeds the amount of the funds held outside of the Trust Account; and (iv) the ability of our Founding Stockholders, other than Messrs. Pottinger, Prochaska and Jenkins, III, to ensure that the funds held in the Trust Account are not reduced by claims of vendors, prospective target businesses and/or other entities with whom we engage in business and who have not executed a waiver.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return to our stockholders the liquidation amounts otherwise due them.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

If we do not complete a business combination within 18 months after the consummation of the IPO (or within 24 months after the consummation of the IPO if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of the IPO and the business combination relating thereto is not consummated within such 18-month period), we will dissolve. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to any suit not instituted prior to the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the Trust Account to our Public Stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we do not consummate a business combination and dissolve, payments from the Trust Account to our stockholders may be delayed.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•                  our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

•                  upon such deadline, we would file the preliminary proxy statement with the SEC;

•                  if the SEC does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve of reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in the Trust Account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the Trust Account will not be released. Consequently, holders of a majority of outstanding Common Stock must approve our dissolution in order to receive the funds held in the Trust Account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of the Trust Account to our stockholders as part of our plan of dissolution and distribution.

Since we have not selected any prospective target businesses, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Since we have not yet selected any prospective target businesses with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, financial condition or prospects. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of the acquired company or companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in any particular target business.

A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that more than approximately 39.99% of our Public Stockholders vote against the transaction even though a majority of such stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share.  There are currently 27,685,714 authorized but unissued shares of Common Stock available for issuance (after appropriate reservation of shares issuable upon full exercise of the outstanding Warrants, including the Founder Warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue any additional securities, we may issue a substantial number of additional shares of Common Stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of Common Stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•                  may significantly reduce the equity interest of investors in the IPO;

•                  will likely cause a change in control if a substantial number of shares of Common Stock or our voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of our present directors and officers; and

•                  may adversely affect prevailing market prices for Common Stock and Warrants.

Unlike most other blank check companies, we allow up to approximately 39.99% of our Public Stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree.

When we seek stockholder approval of a business combination, we will offer each Public Stockholder (other than our Founding Stockholders) the right to have his, her or its shares of Common Stock converted to cash if such Public Stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of Common Stock voted by our Public Stockholders are voted in favor of the business combination and (ii) our Public Stockholders owning 40% or more of the shares sold in the IPO do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

Unlike most other blank check companies, we allow up to approximately 39.99% of our Public Stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination, we will offer each Public Stockholder (other than our Founding Stockholders) the right to have his, her or its shares of Common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated.  Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the Trust Account. Unlike most other blank check companies which have a 20% threshold, we allow up to approximately 39.99% of our Public Stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of Common Stock as consideration, we may be required to issue a higher percentage of Common Stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Public Stockholders who vote against a business combination will forfeit their conversion rights if they do not comply with the required conversion procedures in a timely manner.

In order to convert Common Stock into a pro rata share (based on the number of Units sold in the IPO) of the amount held in the Trust Account, our Public Stockholders, in addition to voting against the business combination, must also affirmatively exercise their conversion rights prior to the time the business combination is voted upon by our stockholders. To exercise such conversion rights, such a stockholder must instruct such stockholder’s broker to electronically tender such stockholder’s shares to the transfer agent using the facilities of the Depositary Trust Company (or, in the event that such stockholder had previously requested and received a physical certificate, to surrender such physical certificate to the transfer agent), accompanied by a letter of instruction, and must comply with such other procedures as we may reasonably establish, by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of the stockholders meeting held to vote on a business combination. Our Public Stockholders eligible to convert their shares who fail to comply with the required conversion procedures will forfeit their right to receive the conversion price. We intend to remind our stockholders of our conversion procedures in the proxy statement used in connection with the solicitation of the stockholder vote for a business combination. The proxy statement used in connection with the stockholders meeting for a business combination will be delivered personally or will be mailed to our stockholders not less than ten (10) days before the date of such meeting, and accordingly, our Public Stockholders who elect conversion will have to comply with the required conversion procedures in a timely manner.

We may issue notes or other debt securities, or obtain bank financing, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we currently  have no commitments to incur any debt, we may choose to incur a substantial amount of debt to finance a business combination. The incurrence of debt may:

•                  lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•                  cause an acceleration of our obligation to repay the debt, even if we make all principal and interest payments when due, if we breach the covenants contained in the terms of any debt;

•                  require us to execute documents that contain covenants such as ones that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•                  create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;

•                  hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors;

•                  limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•                  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

•                  place us at a disadvantage compared to our competitors who have less debt.

Some or all of our current directors and officers may resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to be successful following a business combination will depend upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. In making the determination whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that doing so is in the best interests of the combined company post-business combination. We cannot assure you that our assessment of these individuals will prove to be correct.

The loss of key directors and officers could adversely affect our ability to consummate a business combination.

Our operations are dependent upon a relatively small group of key directors and officers consisting of Francis P. Jenkins, Jr., our chairman, chief executive officer and director, G. Kenneth Moshenek, our president, chief operating officer and director, John E. Toffolon, Jr., our chief financial officer and director, Joseph F. Prochaska and Donald D. Pottinger, each of whom is our director. We believe that our success depends on the continued service of our key directors and officers. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current officers. The unexpected loss of the services of one or more of these key officers or directors could adversely affect our ability to consummate a business combination.

Certain employment agreements to which Mr. Jenkins, our chairman and chief executive officer, and G. Kenneth Moshenek, our president and chief operating officer, were parties may limit the types of companies we can target for a business combination and may make us a less attractive buyer to certain target companies.

Francis P. Jenkins, Jr., our chairman and chief executive officer, and G. Kenneth Moshenek, our president and chief operating officer, served as chief executive officer, and president and chief operating officer, respectively, of Royster-Clark, Inc. under employment agreements that contain a non-competition provision. These agreements, which were terminated on February 9, 2006 and March 15, 2006, respectively, prohibit Messrs. Jenkins and Moshenek until July 22, 2010, which is the last date they may receive compensation from Royster-Clark, Inc., from participation, without the prior written consent of Royster-Clark, Inc., in any business or entity in the United States which engages in a substantially similar business or line of businesses as those conducted by Royster-Clark, Inc. According to publicly filed documents, Royster-Clark, Inc. engages in the retail and wholesale distribution of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest regions of the United States. To the extent that an entity we identify as a potential target may have operations that are similar to those of Royster-Clark, Inc., such potential target might need to dispose of such operations as part of a business combination with us, which could be time-consuming or might not be economically feasible without rendering such potential target less economically viable after the business combination. If this occurred, it would make us a less attractive buyer for the entity and adversely impact our position among competing acquirers. Further, we cannot assure you that the acquisition of a target business will not be challenged as being “substantially similar” to those of Royster-Clark, Inc. Such a challenge, if one occurred, could be costly and time-consuming, making such target business less attractive, given our limited time and resources for our initial business combination.

Since the non-competition provisions are limited to certain segments of the agriculture industry, we believe that there are potential target acquisition candidates in the United States and globally that will not be subject to a challenge by Royster-Clark, Inc. In the event that we have a choice between potential target businesses that may be affected by such non-competition provision and potential target businesses that will not be affected by such non-competition provision, we intend to proceed with those that will not be affected by such non-competition provision.

Our directors and officers will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our directors and officers are and may in the future become affiliated with other businesses in, or investing in, the agriculture industry and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate a business combination, we intend to engage in the business of identifying and acquiring a potential target business in the agriculture industry. Our directors and officers are, and may in the future, become affiliated with entities, including other blank check companies, that are engaged in a similar business. Further, certain of our directors and officers are currently involved in other businesses in, or investing in, the agriculture industry. Our directors and officers may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. We cannot assure you that these conflicts will be resolved in our favor. At this time, none of our officers or directors are or have been affiliated with another blank check company.

Because certain of our directors and officers own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Certain of our directors and officers own shares of Common Stock through Shermen WSC Holding LLC, but have, with respect to shares of Common Stock owned by them through Shermen WSC Holding LLC immediately prior to the IPO, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Certain of our directors and officers purchased 5,214,286 Founder Warrants through Shermen WSC Holding LLC in a private placement, concurrently with the IPO. The shares of Common Stock and Founder Warrants owned by such directors and officers and their affiliates through Shermen WSC Holding LLC will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our directors’ and officers’ interests in obtaining reimbursement for any reasonable out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in our stockholders’ best interest.

Our Founding Stockholders, directors and officers will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account and one-half of the interest earned on the Trust Account, net of taxes, up to a total of $1,500,000, unless the business combination is consummated. The amounts of available proceeds and the interest on the Trust Account available to us to fund our working capital requirements are based on our management’s estimate of the amount needed to fund our operations for a period of 24 months following the consummation of the IPO and consummate a business combination. This estimate may prove to be inaccurate, especially if a portion of the available funds in the Trust Account and the interest on the Trust Account available for working capital purposes is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of our directors and officers could influence their motivation in selecting a target business, and thus there may be a conflict of interest when determining whether a particular business combination is in the best interest of our Public Stockholders.

We may engage in a business combination with a target business that has a relationship with entities that may be affiliated with certain stockholders and our directors and officers, which may raise potential conflicts of interest.

In light of the involvement of our Founding Stockholders, directors and officers with other agriculture companies and our intent to consummate a business combination with an operating business in that same sector, we may decide to acquire a business affiliated with such stockholders, our officers or our directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with a business affiliated with such stockholders, our officers or our directors, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our stockholders as they would be absent any conflicts of interest.

If Common Stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and Common Stock has a market price per share of less than $5.00, transactions in Common Stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•                  make a special written suitability determination for the purchaser;

•                  receive the purchaser’s written agreement to a transaction prior to sale;

•                  provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•                  obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If Common Stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We will complete only one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.

To complete a business combination, we may use approximately $115,000 of the net proceeds of the IPO and the sale of the Founder Warrants, and the interest on the Trust Account, net of taxes, up to a total of $1,500,000 that will be available for working capital purposes. Our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of such business combination. It is probable that the company we acquire in our initial business combination will have only a limited number of services or products. The resulting lack of diversification:

•                  will result in our dependency upon the performance of a single or small number of operating businesses;

•                  may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•                  may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business we acquire, if any.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We may encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•                  our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;

•                  our obligation to convert our shares of Common Stock into cash in certain instances may reduce the resources available for a business combination; and

•                  outstanding Warrants (including the Founder Warrants) and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that a certain portion of the net proceeds of the IPO and the sale of the Founder Warrants and the interest on the Trust Account available for working capital purposes will be sufficient to allow us to consummate a business combination, in as much as we have not yet selected any prospective target businesses, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of the IPO and the sale of the Founder Warrants and the interest on the Trust Account available for working capital purposes prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders as a result of the exercise of conversion rights, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to re-negotiate or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could adversely affect the continued development or growth of the target business or our combined business or businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of a business combination.

Our Founding Stockholders, directors and officers control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our Founding Stockholders, directors and officers collectively own approximately 20% of the issued and outstanding shares of Common Stock. In addition, certain of our directors and officers purchased through Shermen WSC Holding LLC 5,214,286 Founder Warrants from us in a private placement concurrently with the IPO. Any exercise of these Founder Warrants by our directors and officers would increase their ownership percentage. These holdings could allow our Founding Stockholders, directors and officers to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

Our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Founding Stockholders, directors and officers, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Founding Stockholders, directors and officers will continue to exert control at least until the consummation of a business combination and may continue to exercise substantial control after a business combination due to their significant ownership. In connection with the vote required for our initial business combination, all of our Founding Stockholders, directors and officers, have agreed to vote the shares of Common Stock then owned by them in accordance with the majority of the shares of Common Stock voted by our stockholders other than our Founding Stockholders, directors and officers. However, the affiliates and relatives of our Founding Stockholders, directors and officers are not prohibited from purchasing shares in the aftermarket, and they will have full voting rights with respect to any shares of Common Stock they may acquire in subsequent market transactions. If they do, we cannot assure you that our Founding Stockholders, directors and officers, through their affiliates and relatives, will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of Common Stock and make it more difficult to effect a business combination.

In connection with the IPO, as part of the Units, we issued 40,000,000 Warrants. We sold a total of 5,214,286 Founder Warrants to certain of our directors and officers through Shermen WSC Holding LLC in a private placement concurrently with the IPO. To the extent we issue shares of Common Stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these Warrants and Founder Warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of Common Stock and reduce the value of the shares issued to complete the business combination. Accordingly, Warrants and Founder Warrants may make it more difficult to effectuate a business combination or increase the acquisition cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying these Warrants and Founder Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our Founding Stockholders and the underwriters for the IPO exercise their registration rights, it may have an adverse effect on the market price of Common Stock and the existence of these rights may make it more difficult to effect a business combination.

The majority of our Founding Stockholders are entitled to make up to two demands that we register the resale of their shares of Common Stock, and the representatives of the underwriters for the IPO have customary “piggy back” registration rights with respect to up to 700,000 Units in the aggregate (350,000 Units for each representative) it has an option to purchase. If the majority of such stockholders and such underwriters exercise their registration rights, then there could be additional shares of Common Stock eligible for trading in the public market. The increase in the number of shares of Common Stock eligible for trading in the public market may have an adverse effect on the market price of Common Stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for Common Stock.

The ability of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of our initial business combination, we will offer each Public Stockholder (other than our Founding Stockholders) the right to have his, her or its shares of Common Stock converted to cash if the stockholder votes against our initial business combination and our initial business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the Trust Account. Our maximum conversion percentage of 40% is greater than the maximum conversion percentage of similarly structured development stage companies, the majority of which provide for a maximum conversion percentage of 20%. If our Public Stockholders holding the maximum number of shares which may be converted, an aggregate of approximately 9,199,999 shares, properly exercise their conversion rights, the Trust Account would be required to disburse to them an aggregate of approximately $54,743,994, at a conversion price of approximately $5.95 (before taking into account interest earned on proceeds of the IPO and the sale of the Founder Warrants held in the Trust Account, taxes payable on such interest and rights of creditors to funds held in the Trust Account, if any). Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the Trust Account as part of the purchase price, or we may end up having to incur an amount of leverage that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

The Founder Warrants have a superior exercise right to Warrants received in the IPO.

The Founder Warrants sold to certain of our directors and officers through Shermen WSC Holding LLC concurrently with the IPO may be exercised pursuant to an exemption to the requirement that the Common Stock underlying such Founder Warrants be registered pursuant to an effective registration statement. Therefore, the Founder Warrants may be exercised whether or not a current registration statement is in place. The Warrants received in the IPO may only be exercised if a current registration statement is in place. We are required only to use our best efforts to maintain a current registration statement; therefore, the Warrants issued in the IPO may expire worthless.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you or while a prospectus is not current, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. Moreover, redemption of the outstanding Warrants can and may occur while a prospectus is not current and therefore the Warrants are not exercisable. If this occurs, your Warrants would be worthless.

If the private placement of the Founders Warrants was not conducted in compliance with applicable law, the directors and officers may have the right to rescind their purchases of the Founder Warrants. The rescission rights, if any, may require us to refund an aggregate of $3,650,000 to our directors and officers, thereby reducing the amount in the Trust Account available to us to consummate a business combination, or, in the event we do not complete a business combination within the required period, the amount available to our stockholders upon our liquidation.

Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the Founder Warrants, and the shares of Common Stock underlying the Founder Warrants, should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws. Although the directors and officers have waived their respective rights, if any, to rescind their purchases of the Founder Warrants as a remedy to our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. In addition, Section 14 of the Securities Act of 1933, as amended, states that any condition, stipulation, or provision binding any person acquiring any security to waive any provision of the Securities Act of 1933, as amended, or rules and regulations of the SEC shall be void. If the directors and officers bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate of $3,650,000, plus interest, to them, thereby reducing the amount in the Trust Account available to us to consummate a business combination, or, in the event we do not complete a business combination within the required period, the amount available to our stockholders upon our liquidation.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national securities exchange.

Our securities are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by the National Association of Securities Dealers, Inc., or NASD, but not included in The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq

Stock Market or a national securities exchange. Lack of liquidity may adversely affect the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•                  restrictions on the nature of our investments; and

•                  restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.

In addition, we may have burdensome requirements imposed upon us, including:

•                  registration as an investment company;

•                  adoption of a specific form of corporate structure; and

•                  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that principal activities will subject us to the Investment Company Act of 1940, as amended. To this end, the funds held in the Trust Account may only be invested by the trustee in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act of 1940, as amended, that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency. By restricting the investment of the funds in the Trust Account to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940, as amended. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not accounted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with our organization, the IPO and activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of reasonable out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such reasonable out-of-pocket expenses exceed the available proceeds not deposited in the Trust Account and the interest on the Trust Account available for working capital purposes, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could adversely affect our business and operations and the price of Common Stock held by our stockholders.

Risks Associated with the Industry

Even if we acquire domestic or international assets or operations, about which no assurances can be given, our business will be subject to numerous risks, including the following:

The agriculture industry is highly competitive and any company operating in the agriculture industry may not withstand competition.

Agricultural products are global commodities and are subject to intense price and quantity competition from both domestic and foreign sources. Agricultural customers base their purchasing decisions principally on the delivered price and availability of agricultural products. We may have to compete with larger national and international companies that have greater financial and other resources than us. Thus, we may not withstand price and quantity competition and may fail to deliver a new product to market due to our lack of financial, research and development, and marketing resources compared to larger companies.

In addition, we may have to compete with a number of U.S. companies and companies in other countries that are state-owned or government-subsidized entities. The U.S., the European Commission and other jurisdictions have trade regulatory measures in effect which are designed to address this type of unfair trade. Changes in these measures could have an adverse impact on our sales and profitability.

Many companies in the agriculture industry are dependent on a limited number of key executives who may not be adequately replaced in the event of their departure.

The number of individuals with expertise in the agriculture industry is limited. Many companies operating in the agriculture industry depend on their key executives for the success of their business strategy and their ability to operate profitably. The loss of the services of our key executives could have a material adverse effect on us since their replacements may be hard to find due to a limited pool of qualified candidates.

Changes in government (domestic and foreign) farm programs and policies may adversely affect certain agricultural products.

Many countries have government programs that provide financial support to agricultural customers—farmers, in particular. For example, in the U.S., there are government legislation and policies such as the 2007 Farm Bill that provide financial support to certain agricultural sectors that produce certain agricultural products. Any changes in these government programs, which may not be foreseen or predicted, can cause shifts in demand for and supply of our products, which, in turn, might adversely affect our operating results.

The agriculture industry is highly seasonal, and seasonal fluctuations significantly impact results of operations and cash flows of businesses operating in the agriculture industry.

The agriculture industry is highly seasonal, which causes the quarterly results and available cash flows of the companies in the industry to fluctuate during the year. Many agricultural products such as seed, fertilizers and agricultural equipment are based upon the planting, growing and harvesting cycles. For example, fertilizer inventories must be accumulated in the months prior to the spring and fall planting seasons, requiring significant storage capacity, and farmers purchase agricultural equipment in the spring and fall in conjunction with the major planting and harvesting seasons. Failure to accurately anticipate and prepare for the demands of agricultural customers, which often may be difficult to do, may reduce sales or increase the risk of product obsolescence.

Weather conditions significantly impact the agriculture industry.

Weather conditions have significant impact on the agriculture industry and, consequently, on the operating results of companies servicing the agriculture industry. For example, weather patterns such as flood, drought or frost, some of which are highly unpredictable, can cause crop failures that in turn affect the supply of feed and seed and the demand for fertilizer, marketing of grain products, as well as the demand for crop protectants, seeds and other agronomic supplies. Further, weather conditions that delay or intermittently disrupt field work during the planting and growing seasons may cause agricultural customers to use less agricultural products such as fertilizers and agricultural equipment and weather conditions following harvest may delay, reduce or eliminate opportunities for agricultural customers to utilize certain agricultural products. An adverse effect of certain weather conditions on crop yields which lowers the income of growers and may impair their ability to pay for agricultural product, can also adversely affect the operating results of companies in the agriculture industry by reducing their revenues.

Weather conditions may also directly affect certain companies operating in the agriculture industry. For instance, the operations of companies that engage in the manufacture of certain agricultural products such as nitrogen fertilizer may be subject to significant operational interruption if one or more their facilities were to experience a major accident caused by or were damaged by severe weather conditions or other natural disaster. In addition to causing severe damage to or destruction of property and equipment of such companies, some of those hazards may cause personal injury, loss of life and environmental damage, and may result in the imposition of civil or criminal penalties on such companies.

Price volatility of raw materials can increase costs and decrease sales of agricultural products, thereby adversely affecting the results of operations of companies operating in the agriculture industry.

Many companies producing agricultural products purchase production inputs from third parties, and fluctuations in the price of raw materials for agricultural products cause fluctuations in the operating results of the companies that produce them. For example, most companies that sell seed purchase their seed inventories from production growers at market prices and retain in the seed in inventory until it is sold. Companies that produce fertilizers and other crop protectants, in particular, are heavily dependent upon third parties for their production inputs such as nitrogen. The price of raw materials for many agricultural products are affected by factors such as weather conditions, global imbalances of supply and demand, and general economic conditions which are beyond the control of the companies that produce such agricultural products. Such companies may use hedging strategies to mitigate the risk of short-term changes in the price of their production inputs, but they may not be able to avoid the risk of medium- and long-term changes. Accordingly, increases in the price of raw materials may negatively impact the cost of agricultural products sold or cause the companies that produce agricultural products to increase the sale prices of their products which could adversely affect their revenues with reduced sales.

The agriculture industry is subject to extensive environmental, safety and health laws and regulations, and compliance with, or failure to comply with, existing or future laws and regulations could adversely affect companies operating in the agriculture industry.

The agriculture industry is subject to increasingly stringent environmental, safety and health laws and regulations. In the United States alone, agricultural operations are subject to a comprehensive federal and state regulatory regime, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Emergency Planning and Community Right-to-Know Act, Toxic Control Act and their state analogs. In addition to possible civil and criminal penalties imposed upon companies operating in the agriculture industry for violating the requirements of applicable laws and regulations, companies that use hazardous and other regulated materials, in particular, may face increased capital expenses to modify their facilities, equipment and products to comply with these laws and regulations. The laws and regulations applicable to the agriculture industry may also directly or indirectly influence factors affect agricultural business, such as the number of acres planted, the mix of crops planted, crop prices, the level of agricultural product inventories and the amounts of and locations where fertilizer may be applied. One cannot predict the direction of future laws and regulations affecting the agriculture industry may take, and this may introduce unpredictability and volatility in the operating results of companies in the agriculture industry.

Companies that specialize in the manufacture of ethanol and other energy-related products with certain agricultural products face risks in addition to those other companies operating in the agriculture industry.

Driven by environmental and health concerns, there has been increasing legislation, especially in the U.S., that either encourages or requires use of alternative fuel sources such as ethanol that are produced by processing corn and other biomass. For example, in the U.S. the federal Clean Air Act Amendments of 1990 established two major oxygenated gasoline programs to reduce carbon dioxide and smog in certain urban areas by requiring the use of oxygenated fuels such as ethanol. Correspondingly, companies that specialize in the manufacture of alternative fuel sources such as ethanol produced by processing certain agricultural products have been increasing.

If we engage in the production of ethanol and other energy-related products produced with certain agricultural products, we may face additional risks that may not be shared by other companies in the agriculture industry. For example, although ethanol production has grown significantly and rapidly in recent years with a corresponding increase in the number of ethanol producers, there is no guarantee that the demand for ethanol will similarly continue to increase. The demand for ethanol is dependent upon numerous factors such as governmental regulations, governmental incentives, whether the phase out or restrictions on the use of traditional energy products continues and the development of other technologies or products that may compete with ethanol and ultimately make ethanol obsolete.

If we engage in international operations, we will be subject to additional risks associated with international business operations.

If we engage in international operations, our business will be subject to special risks and uncertainties associated with international business, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; changes in local political or economic conditions; currency fluctuations; tax rates that may exceed those in the United States; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our stockholder’s equity.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

                We maintain our principal executive offices at c/o The Shermen Group, 1251 Avenue of the Americas, Suite 900, New York, NY 10020.  The cost for this space is included in the $9,950 per-month fee Shermen Capital Partners, LLC, the managing member of which is Francis P. Jenkins, Jr., our chairman and chief executive officer, charges us for general and administrative services pursuant to an agreement between us and Shermen Capital Partners, LLC. We consider our current office space adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Units, Common Stock and Warrants have been traded on the Over-the-Counter Bulletin Board under the symbols “SACQU,” “SACQ” and “SACQW,” respectively since May 30, 2007, June 18, 2007 and June 18, 2007, respectively.  The following table sets forth the high and low bid information for our securities from the commencement of trading through December 31, 2007 as reported by the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter*
Second Quarter* (April – May 29)
Second Quarter (May 30-June 30)	$5.62	$5.56	$0.39	$0.37	$6.34	$6.11
Third Quarter	$5.69	$5.50	$0.38	$0.25	$6.40	$6.04
Fourth Quarter	$5.63	$5.58	$0.40	$0.235	$6.38	$6.05

*No figures are included as the Units commenced trading on May 30, 2007, and Common Stock and Warrants commenced trading on June 18, 2007.

The closing price per share of Common Stock on December 31, 2007, the last trading day of the Company’s fiscal year, was $5.59.

Holders

On March 27, 2008, there were approximately 5 holders of record of outstanding Common Stock, approximately 1 holder of record of outstanding Units and approximately 5 holders of record of outstanding Warrants.  We believe the actual number of holders is substantially more than indicated.

Dividend Policy

We have not paid any dividends on Common Stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

(a) During the past three years, we sold the following shares of Common Stock without registration under the Securities Act of 1933, as amended, after giving effect to a 1.15 for 1 forward stock split effected immediately prior to the consummation of the IPO:

Name	Number of Shares
Shermen WSC Holding LLC(1)	5,663,750
John E. Toffolon, Jr.	28,750
Joseph F. Prochaska	28,750
Donald D. Pottinger	28,750

(1) The members of Shermen WSC Holding LLC are our officers and certain of their family members. Shermen Capital

Partners, LLC is the managing member of Shermen WSC Holding LLC. Mr. Jenkins, Jr., our chairman and chief executive officer, is the managing member of Shermen Capital Partners, LLC and may be deemed to beneficially own the shares owned by Shermen WSC Holding LLC.

On May 1, 2006, we issued an aggregate of 5,000,000 shares to the individuals and the entity listed above.  All of such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as they were sold to sophisticated, wealthy individuals who were each “accredited investors,” as defined in Rule 501(a) of the Securities Act of 1933, as amended. At the time of issuance of such shares all members of Shermen WSC Holding LLC were sophisticated, wealthy individuals who were each “accredited investors,” as defined in Rule 501(a) of the Securities Act of 1933, as amended. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at an purchase price of $0.005 per share. No underwriting discounts or commissions were paid, nor was there any general solicitation, with respect to such sales.

We consider Mr. Jenkins, Jr. to be our promoter as such term is defined within the rules promulgated by the SEC under the Securities Act of 10933, as amended.

(b) Concurrently with the consummation of the IPO, on May 30, 2007, we consummated a private sale of the Founder Warrants at a purchase price of $0.70 per Founder Warrant, generating total proceeds of $3,650,000.20.  The Founder Warrants were purchased by certain of our directors and officers through Shermen WSC Holding LLC whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer.  The Founder Warrants are identical to the Warrants except that (i) if we call the Warrants for redemption, the Founder Warrants will be exercisable on a cashless basis; (ii) the Founder Warrants will not be transferable or salable by Shermen WSC Holding LLC or such directors or officers or their respective affiliates until after we have completed our initial business combination, except Sherman WSC Holding LLC may distribute them to its members; and (iii) the holders of the Founder Warrants and the Common Stock underlying such Founder Warrants are entitled to registration rights with respect to such securities under an agreement signed on May 30, 2007.  Immediately after the purchase of the Founder Warrants, Shermen WSC Holding LLC distributed them to its members.

Use of Proceeds

On May 30, 2007, we completed the IPO of 23,000,000. The public offering price of each Unit sold in the IPO was $6.00, and we generated gross proceeds of $138,000,000 in the IPO (including proceeds from the exercise of the underwriters’ over-allotment option). Of the gross proceeds: (i) we deposited $133,210,000 into the Trust Account, which included $5,520,000 of deferred underwriting fees; (ii) the underwriters received $4,140,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $607,900 for offering expenses. In addition, we deposited into the Trust Account $3,650,000.20 that we received from the sale of 5,214,286 Founder Warrants on May 30, 2007.

No expenses of the IPO were paid to any of our officers and directors or any of their respective affiliates. On September 27, 2007, we repaid $75,000 of the $150,000 unsecured promissory note, which is non-interest bearing, we issued to a stockholder, Shermen Capital Partners, LLC, on April 20, 2006, and repaid the final balance $75,000 on October 23, 2007.  All the funds held in the Trust Account have been invested in either Treasury Bills or Money Market Accounts.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31, 2007	Period from April 18, 2006 (inception) to December 31, 2006	Period from April 18, 2006 (inception) to December 31, 2007

Statement of Operations Data
Revenues	$—	$—	$—
Formation and operating costs	870,520	16,031	886,551
Loss from operations	(870,520)	(16,031)	(886,551)
Interest income	2,988,057	—	2,988,057
Income (loss) before provision for income taxes	2,117,537	(16,031)	2,101,506
Provision for income taxes	951,311	—	951,311
Net income (loss)	1,166,226	(16,031)	1,150,195

Earnings (loss) per share
Basic	$0.06	$(0.01)	$0.07
Diluted	$0.04	$(0.01)	$0.05

Balance Sheet Data (at period end)
Cash and cash equivalents	$160,949	$21,354	$160,949
Cash held in trust fund	138,589,757	—	138,589,757
Deferred taxes	401,120	—	401,120
Prepaid expenses	30,286	—	30,286
Deferred offering costs	—	457,410	—
Total Assets	139,182,112	478,764	139,182,112

Accounts payable and accrued expenses	86,817	1,795	86,817
Accrued offering costs	—	318,000	—
Income tax payable	945,000	—	945,000
Notes payable, founding stockholders	—	150,000	—
Deferred underwriter’s fee	3,312,000	—	3,312,000
Total Liabilities	4,343,817	—	4,343,817
Common stock, subject to possible redemption	54,743,994	—	54,743,994
Deferred interest related to common stock, subject to possible redemption	352,985	—	352,985
Total Stockholders’ equity	79,741,316	8,969	79,741,316
Total Liabilities and Stockholders’ Equity	139,182,112	478,764	139,182,112

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks related to our business” included in Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview

We were formed on April 18, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the agriculture industry.

On May 30, 2007, we completed the IPO.  Each Unit sold in the IPO consists of one share of Common Stock, and two Warrants.  The public offering price of each Unit was $6.00, and we generated gross proceeds of $138,000,000 in the IPO (including proceeds from the exercise of the underwriters’ over-allotment option).  Of the gross proceeds: (i) we deposited $133,210,000 into the Trust Account, which included $5,520,000 of deferred underwriting fees; (ii) the underwriters received $4,140,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $607,900 for offering expenses.  In addition, we deposited into the Trust Account $3,650,000.20 that we received from the issuance and sale of 5,214,286 Founder Warrants to Shermen WSC Holding LLC, whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer, on May 30, 2007.

We intend to utilize cash derived from the proceeds of the IPO, our capital stock, debt or a combination of such cash, capital stock and debt, in effecting a business combination.  The issuance of additional shares of our capital stock:

•                                          may significantly reduce the equity interest of our stockholders;

•                                          may subordinate the rights of holders of Common Stock if we issue preferred stock with rights senior to those afforded to Common Stock;

•                                          will likely cause a change in control if a substantial number of shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•                                          may adversely affect prevailing market prices for Common Stock.

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

We intend to use substantially all of the net proceeds of the IPO and the issuance and sale of the Founder Warrants, including the funds held in the Trust Account (excluding deferred underwriting discounts and commissions), to acquire a target business.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.  Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products.  Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

Liquidity and Capital Resources

Through December, 2007, our efforts have been limited to organizational activities, activities relating to the IPO, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

Net income (loss) totaled $(16,031), $1,166,226 and $1,150,195 for the period from inception to December 31, 2006, year ended December 31, 2007, and for the period from inception to December 31, 2007, respectively. The increase in net income (loss) in the year ended December 31, 2007 primarily relates to interest earned on the funds held in the Trust Account.

Our formation and operating expenses totaled $16,031, $870,520 and $886,551 for the period from inception to December 31, 2006, year ended December 31, 2007, and for the period from inception to December 31, 2007, respectively. The increase in operating expenses in the year ended December 31, 2007 is attributable to our beginning to incur significant expenses after the closing of the IPO.

We had net interest income earned on marketable securities and held in the Trust Account of $-0-, $2,988,057 and $2,988,057 for the period from inception (April 17, 2006) to December 31, 2006, year ended December 31, 2007, and for the period from inception to December 31, 2007, respectively.  Interest income, after up to $1,500,000 which may be released to us on a monthly basis, excludes earnings on funds held in the Trust Account associated with Common Stock subject to possible conversion, and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released to us from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for only an effective tax rate of slightly over 34% on a year and inception-to-date basis primarily because substantially all of the funds deposited in the Trust Account are exempt from federal, state and local taxes.  As of December 31, 2007, there is a liability of $945,000 of which estimated payments have been paid totaling $407,000.

We issued a $150,000 unsecured promissory note to one of our stockholders, Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer, on April 30, 2006, and we repaid $75,000 of the principal amount of such unsecured promissory note on September 27, 2007 and repaid the final balance $75,000 on October 23, 2007 with the portion of our working capital for fiscal year 2007 that was greater than our expenses for such period.

As of December 31, 2007, we had approximately $160,949 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through December 31, 2007:

Net proceeds from the IPO and private placement of the Founder Warrants placed in trust	$136,860,000
Total interest received to date	2,988,057
Less: total interest disbursed to us for working capital through December 31, 2007	1,258,161
Less: total taxes paid through December 31, 2007	$407,000
Total funds held in trust through December 31, 2007	$138,589,757

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

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

We sold the representatives of the underwriters for the IPO, for $100, an option to purchase up to a total of 700,000 Units in the aggregate (350,000 Units for each representative) at $7.50 per unit, commencing on the later of the consummation of the business combination and May 24, 2008 and expiring on May 24, 2011. The Warrants underlying the such Units have terms that are identical to those issued in the IPO, except that each such Warrant entitles the holder to purchase one share of Common Stock at a price of $6.25.

In connection with the IPO, the underwriters agreed to defer payment of the remaining 3% of the gross proceeds (approximately $5,520,000) until completion of a business combination.  Until a business combination is complete, these funds will remain in the Trust Account.  If we do not complete a business combination by May 24, 2009, then the 3% deferred fee will become part of the funds returned to our Founding Stockholders.

Critical Accounting Policies and Accounting Estimates

                The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Impact of Recently Issued Accounting Pronouncements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates,

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” or FAS 141R. FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” or FAS 141, although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (e) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109” or FIN 48. FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be and have been invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (who is also the principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer (who is also the principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure control and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer (who is also the principal financial officer) concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the end of the year ended December 31, 2007.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial or accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who also serves as our principal financial officer), we carried our an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Francis P. Jenkins	66	Chairman, Chief Executive Officer and Director
G. Kenneth Moshenek	56	President, Chief Operating Officer and Director
John E. Toffolon, Jr.	57	Chief Financial Officer and Director
Gregory St. Clair	50	Vice President
Michiel C. McCarty	56	Director
Donald D. Pottinger	65	Director
Joseph F. Prochaska	62	Director

FRANCIS P. JENKINS, JR. has served as our Chairman, Chief Executive Officer and director since our inception. Mr. Jenkins served as the Chairman of the Board and Chief Executive Officer of Royster-Clark, Inc., a retailer and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, from January 1994 to 2006. From 1988 until 1994, Mr. Jenkins served in various capacities on the board of directors for Royster-Clark, Inc. From 1988 to 1992, he served as Chairman of the Board of Royster-Clark, Inc. From 1979 to 1988, Mr. Jenkins was employed by The First Boston Corporation where he was one of the four members of the Executive Committee, co-managed First Boston’s Equity Capital Investments and was the Principal Financial Officer. Prior to that position, he had responsibility for all security sales, trading and research, as well as holding positions as a Managing Director and a member of the Management Committee. Mr. Jenkins currently serves on the Board of Trustees of Babson College, as the Chairman of its Alumni and Development Committee and as a member of the Executive Committee of the Board.

G. KENNETH MOSHENEK has served as our President, Chief Operating Officer and director since our inception. Mr. Moshenek served as the President and Chief Operating Officer of Royster-Clark, Inc., a retailer and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, from December 1997 to 2006. Mr. Moshenek has served as Chief Operating Officer since 1995 and was a director from August 1997 until April 1999 of Royster-Clark, Inc. From August 1997 until April 1999 he served as Chief Investment Officer of Royster-Clark, Inc. Prior to that he held several positions during his tenure with Royster-Clark, Inc. including Senior Vice President of Sales and Marketing, from September 1994 until July 1995, Vice President and Divisional Sales Manager from 1992 until September 1994 and a Division Manager from 1990 to 1992. Mr. Moshenek joined W.S. Clark & Sons, Inc. in 1981. Mr. Moshenek has been involved in the fertilizer industry since 1976. Mr. Moshenek formerly served on the Board of Directors of The Fertilizer Institute and was a member of the Board’s Executive Committee and served as chairman of the distributors council. He also formerly served on the Board of Directors of the Agricultural Retailers Association the Foundation of Agronomic Research and the Fertilizer Roundtable.

JOHN E. TOFFOLON, JR. has served as our director since our inception and as our Chief Financial Officer since August 3, 2006. Mr. Toffolon has been an active independent investor and consultant since his resignation from Nomura Holdings a holding company in 2001. He served as Chief Administrative Officer and had senior management responsibility for all of our non-revenue producing areas. He started his career in 1973 as a member in the Management Training Program of the Federal Reserve Bank of New York, as the Bank Supervisor function rotating through various analyst positions. In 1978, Mr. Toffolon joined the investment banking firm of Blyth Eastman Dillon as a Vice President in its Capital Markets subsidiary, Blyth Capital Markets Inc. Shortly after the company’s acquisition by Paine-Webber. In 1979, Mr. Toffolon accepted an offer to join The First Boston Corporation to manage its Fixed-Income Credit Department. Mr. Toffolon served as Managing Director of The First Boston Corporation since 1986 and subsequently served as its Chief Financial Officer until 1990. In November 1992, Mr. Toffolon joined Nomura Holding America Inc. (holding company), and Nomura Securities International (broker-dealer) as Executive Managing Director and Chief Financial Officer. He was also a member of the Board of Directors of both companies. Mr. Toffolon has served as the Lead Independent Director of The Cowen Group Inc. which together with its subsidiaries operates as investment bank since September 14, 2006, and in that capacity serves as Chairman of the Audit Committee of the Board and a member of its Compensation Committee.

GREGORY ST. CLAIR has served as our Vice President since February 2007. Mr. St. Clair served as Managing Director of Royster-Clark, Inc., a retailer and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, from April 1999 to April 2006. Prior to joining Royster-Clark, Inc., Mr. St. Clair served as Director of Research/Operations Manager Vigoro Seed at IMC AgriBusiness Inc. from May 1988 to April 1999. From April 1984 to April 1988, Mr. St. Clair served as Regional Agronomist at Dekalb-Pfizer Genetics, Inc. (now known as Dekalb Genetics Corporation), and as District Sales Manager at Robinson Hybrids from March 1980 to April 1984. Mr. St. Clair formerly served on the Board of Directors Industry Representative of the Ohio Wheat Growers Association, the Board of Directors of the Independent Corn Breeders Association and the Board of Directors of the Independent Professional Seedsman Association. Mr. St. Clair was also a member of the Monsanto/Corn States Advisory Board and the Southern Advisory Board of the Ohio Seed Improvement Association. Mr. St. Clair holds a B.S. degree in agronomy from Ohio State University.

MICHIEL C. McCARTY has served as our director since September 13, 2006. Since December 2003, Mr. McCarty has been a Managing Director and the Head of Investment Banking division of CRT Capital Group LLC. Prior to joining CRT Capital Group LLC in December 2003, Mr. McCarty served as a Managing Director at Gleacher Partners LLC from January 1996 to December 2003. Prior to joining Gleacher Partners LLC, Mr. McCarty served as Head of U.S. and Latin America Investment Banking and Global Head of the Telecom and Technology practices at SG Warburg Limited from August 1991 to December 1995. Prior to joining SG Warburg Limited, Mr. McCarty was a partner at Dillon Read & Co. Inc. from June 1979 to August 1991. At Dillon Read & Co. Inc., Mr. McCarty also headed the Telecom and Technology practice. From June 1975 to June 1979, Mr. McCarty worked in the mergers and acquisitions area of Citicorp N.A. Mr. McCarty sits on the Investment Committee of the Board of Trust of Vanderbilt University. Mr. McCarty holds an M.B.A. degree from the Wharton Graduate School of Business, University of Pennsylvania and a B.A. degree in physics, with honors, from Vanderbilt University.

DONALD D. POTTINGER has served as our director since our inception. Mr. Pottinger has been in the agribusiness sector for more than 30 years. Since 2001 he has been Vice President of Major Accounts Global Partner Relations with the AGCO Corporation, a designer, manufacturer, marketer and distributor of agricultural equipment, in Duluth, Georgia. From 1996 to 2001, he was President of Ag-Chem Equipment in Minnetonka MN. He was also the President of Hickson Kerley Company from 1994 to 1996 and President of the Minerals and Chemical Group for JR Simplot from 1991 to 1994. Mr. Pottinger has sat on the board of numerous organizations and is still a current member of the board for the Fluid Fertilizer Foundation, Ag-Retailers Association, and the Canadian Association of Ag-Retailers.

JOSEPH F. PROCHASKA has served as our director since our inception. Mr. Prochaska has been active as a manager, advisor and writer in U.S. and international agribusiness for more than 30 years. His business, Prochaska & Co., Inc., which was founded in 2001, provides advice on managing change through strategic planning and innovation. Clients include manufacturers, distributors, trade associations and buying groups across all agricultural and specialty segments of the U.S. plant life industry. The company, through its Stratogy® group, publishes annual strategic market assessments of the leading sectors of this industry that are purchased by the top tier of companies. Mr. Prochaska’s previous experience includes president of AgriSciences, Inc. from 1997 to 2001, president of Willmar Manufacturing, a Cargill company, from 1993 to 1997 and Director of New Products at Ciba Crop Protection, now Syngenta, from 1983 to 1993. He writes the monthly Business Management series for Ag Professional magazine. He graduated with an M.A. in management from the Peter F. Drucker school of management in Claremont, California and subsequently met with Peter Drucker for each of the next 25 years. He received a B.Sc. from Michigan State University and an MBA from Capital University in Columbus, Ohio. Joe remains actively involved with the Center for Creative Leadership in Greensboro, NC where he has been an invited member of the Center’s innovation forum since 1989.

Our Board of Directors

Our board of directors has six directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of John E. Toffolon, Jr. and Michiel C. McCarty will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Joseph F. Prochaska and Donald D. Pottinger, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Francis P. Jenkins, Jr. and G. Kenneth Moshenek, will expire at the third annual meeting. Our directors are expected to attend all board of directors and stockholders’ meetings and meetings for any committee to which they have been appointed.

Audit Committee

Our board of directors has designated an audit committee consisting of Joseph F. Prochaska and Donald D. Pottinger. The current members of the audit committee are independent as that term is used in Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Our board of directors committee has not yet designated any individual as the audit committee’s financial expert.

The oversight functions of the Audit Committee include, among other things:

•                  appointing our independent auditor;

•                  reviewing the external audit plan and the results of the auditing engagement;

•                  reviewing the internal audit plan and the results of the internal audits;

•                  ensuring that management has maintained the reliability and integrity of our accounting policies and our financial reporting and disclosure practices;

•                  reviewing the independence and performance of our internal audit function and independent registered public accounting firm; and

•                  reviewing the adequacy of our system of internal control and compliance with all applicable laws, regulations and corporate policies.

Compensation Committee

Since we are a blank check company and our directors and officers will not receive any compensation prior to the consummation of our initial business combination other than reimbursement of reasonable out-of-pocket expenses incurred by them in connection with our organization, the IPO and certain activities on our behalf, such as identifying and investigating possible targets for our initial business combination, we do not feel it is necessary to establish a compensation committee prior to a business combination.

Director Independence

Our board of directors evaluates the independence of our directors in light of the requirements of “independent director” within the meaning of Marketplace Rule 4200(a)(15) of the NASD. Marketplace Rule 4200(a)(15) provides that an independent director is a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Joseph F. Prochaska and Donald D. Pottinger meet the requirements of “independent director” within the meaning of Marketplace Rule 4200(a)(15). Our independent directors will meet in executive session as often as necessary to fulfill their duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities.  Such persons are also required to provide us with copies of all such reports filed with the SEC.  Based solely upon the information supplied to us by these persons, we are required to report any known failure to file these reports within the specified period.  To our knowledge, based solely upon a review of the Section 16(a) reports furnished to us and the written representations of these reporting persons, these persons complied with all filing requirements in a timely fashion for fiscal year 2007.

Code of Ethics

We currently do not have a formalized code of ethics.  Upon consummation of a business combination, we intend to adopt a code of ethics that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, is paid to any of our directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our directors and officers receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination. There is no limit on the amount of these reasonable out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the Trust Account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. In addition, since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination.

We have agreed to pay a monthly fee of $9,950 for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York, New York metropolitan area, that the fee charged by Shermen Capital Partners, LLC is at least as favorable as we could have obtained from an unaffiliated third party. Francis P. Jenkins, Jr., our chairman and chief executive officer, is the managing member of Shermen Capital Partners, LLC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Stock as of March 28, 2008 by each of our directors and named executive officers, by all our directors and executive officers as a group, and of each beneficial owner, who is not our director or officer, of more than 5% of Common Stock as of March 28, 2008.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security.  Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.  The following table is based on 28,750,000 shares of Common Stock outstanding as of March 28, 2008:

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address(1)	Ownership(2)	Common Stock
Francis P. Jenkins, Jr.(3)	5,663,750	19.7%
G. Kenneth Moshenek(4)	1,437,500	5.0%
John E. Toffolon, Jr. (5)	316,250	1.1%
Gregory St. Clair(6)	115,000	0.4%
%Joseph F. Prochaska	28,750	0.1%
Donald D. Pottinger	28,750	0.0%
Michiel C. McCarty	0	0.0%
HBK Investments L.P.(7)	2,485,000	8.6%
Jonathan M. Glaser, et al.(8)	2,217,800	7.7%
MFC Global Investment Management (U.S.), LLC(9)	2,159,234	7.5%
QVT Financial LP(10)	1,709,029	5.94%
Andrew M. Weiss(11)	1,672,500	5.8%
Daniel S. Loeb(12)	1,620,000	5.6%
Polar Securities Inc.(13)	1.620,000	5.6%
Fir Tree, Inc. (14)	1,516,500	5.3%
All directors and executive officers as a group (7 persons)	5,750,000	20.0%

(1) Unless otherwise noted, the business address of each of the following is c/o The Shermen Group, 1251 Avenue of the Americas, Suite 900, New York, NY 10020.

(2) Assumes only the sale of 23,000,000 Units in the IPO, but not the exercise of 46,000,000 Warrants comprising such Units and 5,214,286 Founder Warrants.

(3) Includes 5,663,750 shares held by Shermen WSC Holding LLC, over which Mr. Jenkins, Jr. has sole voting and dispositive power.

(4) These shares represent the portion of the shares owned by Shermen WSC Holding LLC that are allocated to Mr. Moshenek’s capital account. Mr. Moshenek is a member of Shermen WSC Holding LLC, but does not have the right to vote or dispose of such shares. Accordingly, Mr. Moshenek disclaims beneficial ownership of such shares. Under certain circumstances, Mr. Moshenek may be required to sell his interest in Shermen WSC Holding LLC to Shermen WSC Holding LLC at cost.

(5) These shares represent the 28,750 shares that Mr. Toffolon directly owns and the portion of the shares owned by Shermen WSC Holding LLC that are allocated to Mr. Toffolon’s capital account. Mr. Toffolon is a member of Shermen WSC Holding LLC, but does not have the right to vote or dispose of the portion of the shares owned by Sherman WSC Holding LLC that are allocated to his capital account. Accordingly, Mr. Toffolon disclaims beneficial ownership of such shares. Under certain circumstances, Mr. Toffolon may be required to sell his interest in Shermen WSC Holding LLC to Shermen WSC Holding LLC at cost.

(6) These shares represent the portion of the shares owned by Shermen WSC Holding LLC that are allocated to Mr. St. Clair’s capital account. Mr. St. Clair is a member of Shermen WSC Holding LLC, but does not have the right to vote or dispose of such shares. Accordingly, Mr. St. Clair disclaims beneficial ownership of such shares. Under certain circumstances, Mr. St. Clair may be required to sell his interest in Shermen WSC Holding LLC to Shermen WSC Holding LLC at cost.

(7) Based on a Schedule 13G/A filed by HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. on February 8, 2008.  The business address of HBK Investments L.P.

is 300 Crescent Court, Suite 700, Dallas, Texas  75201.  HBK Investments L.P. has delegated discretion to vote and dispose of beneficially owned by it, HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. (such shares, the “Securities”) to HBK Services LLC (“Services”).  Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP and/or HBK Hong Kong Ltd. (collectively, the “Subadvisors”).  Each of Services and the Subadvisors is under common control with HBK Investments L.P.

(8) Based on a Schedule 13G/A filed by Jonathan M. Glaser, JMG Capital Management, Inc. (“JMG Inc.”), JMG Capital Management, LLC (“JMG LLC”), Daniel Albert David, Roger Richter, David Rubinstein, Pacific Assets Management, LLC (“PAM”), Pacific Capital Management, Inc. (“PCM”) and JMG Triton Offshore Fund, Ltd. (the “Fund”) on February 14, 2008.  The business address of Mr. Glaser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA  90025.  PAM and JMG LLC are investment advisers whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of Common Stock they beneficially own.  No Client other than the Fund holds more than 5% of the outstanding shares of Common Stock. PAM is the investment adviser of the Fund.  JMG LLC is the general partner and investment adviser of an investment limited partnership.  PCM is a member of PAM and JMG Inc. is a member of JMG LLC.  Messrs. Glaser, David and Richter are control persons of PCM and PAM.  Mr. Glaser is the control person of JMG Inc. and JMG LLC.  Mr. Rubinstein is a portfolio manager of the Fund.  Each of Mr. Glaser, Mr. David, Mr. Richter, Mr. Rubinstein, JMG Inc., JMG LLC, PCM and PAM disclaims beneficial ownership of any shares of Common Stock, except to the extent of that person’s or that entity’s, as applicable, pecuniary interest therein.

(9) Based on a Schedule 13G filed by Manulife Financial Corporation (“MFC”) and MFC Global Investment Management (U.S.), LLC (“MFC Global (U.S.)”) on February 8, 2008.  The business address of MFC Global (U.S.) is 101 Huntington Avenue, Boston, Massachusetts  02199.  MFC Global (U.S.) has beneficial ownership of 2,159,234 shares of Common Stock. Through its parent-subsidiary relationship to MFC Global (U.S.), MFC may be deemed to have beneficial ownership of these same shares.

(10) Based on a Schedule 13G/A filed by QVT Financial LP (“QVT Financial”), QVT Financial GP LLC, QVT Fund LP (the “Fund”) and QVT Associates GP LLC on January 9, 2008.  The business address of QVT Financial is 1177 Avenue of the Americas, 9th Floor, New York, NY  10036.  QVT Financial is the investment manager for the Fund, which beneficially owns 1,459,740 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence), which beneficially owns 159,557 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 89,732 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,709,029 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account.  QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial.  QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,619,297 shares of Common Stock.  Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein.  The Fund acquired beneficial ownership of more than 5% of the outstanding shares of Common Stock as of January 7, 2008.

(11) Based on a Schedule 13G filed by Weiss Asset Management, LLC (“Weiss Asset Management”), Weiss Capital, LLC (“Weiss Capital”) and Andrew Weiss on March 24, 2008.  The business address of Dr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts  02116.  The shares of Common Stock reported for Dr. Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Dr. Weiss, who is the Managing Member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Capital, the Investment Manager of such private investment corporation.  Dr. Weiss disclaims beneficial ownership of the shares of Common Stock reported for him as beneficially owned by him except to the extent of his pecuniary interest therein.

(12) Based on a Schedule 13G filed by Third Point LLC and Daniel S. Loeb on February 14, 2008.  The business address of Mr. Loeb is 390 Park Avenue, New York, NY  10022.  Third Point LLC (the “Management Company”) serves as investment manager or adviser to a variety of hedge funds and managed accounts (such funds and accounts, collectively, the “Funds”) with respect to the shares of Common Stock directly owned by the Funds, and Mr. Loeb, who is the Chief Executive Officer of the Management Company, controls the business activities of the Management Company, with respect to such shares of Common Stock.  Each of the Management Company and Mr. Loeb may be deemed to be the beneficial owner of such shares of Common Stock.

(13) Based on a Schedule 13G filed by Polar Securities Inc. (“Polar Securities”) and North Pole Capital Master Fund (“North Pole”) on March 3, 2008.  The business address of Polar Securities is 372 Bay Street, 21st Floor, Toronto, Ontario M5H 2W9, Canada.  Polar Securities serves as the investment manager to North Pole and a number of discretionary accounts with respect to which it has voting and dispositive authority over the shares of Common Stock North Pole and such discretionary accounts beneficially own.  Each of Polar Securities and North Pole disclaims any beneficial ownership of such shares of Common Stock.

(14) Based on a Schedule 13G/A filed by Fir Tree, Inc., Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P. on February 14, 2008.  The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY  10017.  Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P. are the beneficial owners of 1,338,086 shares of Common Stock and 178,414 shares of Common Stock, respectively.  Fir Tree, Inc. may be deemed to beneficially own the shares of Common Stock held by Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P. as a result of being the investment manager of Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P.  Fir Tree, Inc. has been granted investment discretion over the Common Stock held by Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2006, we issued to the following directors and executive officers (or their affiliates) the number of shares of Common Stock (after giving effect to a 1.15 for 1 forward stock split effected immediately prior to the consummation of the IPO) set forth opposite their names for consideration of $0.005 per share.

Name	Number of Shares

Shermen WSC Holding LLC(1)	5,663,750

John E. Toffolon, Jr.	28,750

Joseph F. Prochaska	28,750

Donald D. Pottinger	28,750

(1) The members of Shermen WSC Holding LLC are our officers and certain of their family members. Shermen Capital Partners, LLC is the managing member of Shermen WSC Holding LLC. Mr. Jenkins, Jr., our chairman and chief executive officer, is the managing member of Shermen Capital Partners, LLC and may be deemed to beneficially own the shares owned by Shermen WSC Holding LLC.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to signed on May 24, 2007. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which the lock-up period expires. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

We have agreed to pay a monthly fee of $9,950 for general and administrative services including office space, utilities and secretarial support.

We issued a $150,000 unsecured promissory note to a stockholder, Shermen Capital Partners, LLC, on April 30, 2006 of which $75,000 was repaid on September 27, 2007 and the final balance, $75,000, of which was repaid on October 23, 2007.

Each of our directors owns shares of our securities may receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination.  Additionally, there is no limit on the amount of reasonable out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such reasonable out-of-pocket expenses exceed the available proceeds not deposited in the trust account and the interest on the Trust Account available for working capital purposes, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination.

All transactions between us and any member of our management team or their respective affiliates were on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2007, our principal independent auditor was Rothstein, Kass & Company, P.C., the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by Rothstein, Kass & Company, P.C. for professional services rendered for the audit of the Company’s balance sheet at May 30, 2007 included in our Current Report on Form 8-K, for the audit of our annual financial statements for the fiscal year ended December 31, 2007, for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2007 and September 30, 2007 and for services performed in connection with our registration statement on Form S-1 filed in 2007, were $67,500.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Rothstein, Kass & Company, P.C. did not bill any fees for services rendered to us during fiscal year 2007 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Rothstein, Kass & Company, P.C. for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Rothstein, Kass & Company, P.C. for other professional services rendered during the fiscal year ended December 31, 2007.

Audit Committee Approval

Our audit committee did pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.              Financial Statements

See Item 8. Financial Statements and Supplemental Data.

2.              Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

3.              Exhibits

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement*
3.1	Amended and Restated Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Specimen Founder Warrant Certificate*
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
4.6	Founder Agreement between Continental Stock Transfer & Trust Company and the Registrant*
4.7	Underwriter Purchase Option of CIBC World Markets Corp.*
4.8	Underwriter Purchase Option of CRt Capital Group LLC*
10.1	Letter Agreement between the Registrant and Shermen WSC Holding LLC*
10.2	Letter Agreement between the Registrant and Francis P. Jenkins, Jr.*
10.3	Letter Agreement between the Registrant and G. Kenneth Moshenek*
10.4	Letter Agreement between the Registrant and John E. Toffolon, Jr.*
10.5	Letter Agreement between the Registrant and Joseph F. Prochaska*
10.6	Letter Agreement between the Registrant and Donald D. Pottinger*
10.7	Letter Agreement between the Registrant and Francis P. Jenkins, III*
10.8	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and Certain Stockholders*
10.9	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.10	Amended and Restated Limited Recourse Promissory Note issued by the Registrant to Shermen Capital Partners, LLC*
10.11	Registration Rights Agreement among the Registrant and Certain Stockholders*
10.12	Founder Warrant Purchase Agreement between the Registrant and Shermen WSC Holding LLC*
10.13	Office Services Agreement between the Registrant and Shermen Capital Partners, LLC*
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*              Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-133869)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHERMEN WSC ACQUISITION CORP.

/s/ Francis P. Jenkins, Jr.
Name: Francis P. Jenkins, Jr.
Title: Chairman and Chief Executive Officer
(Signing in his capacity as a duly authorized officer and
as principal executive officer of the registrant)

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis P. Jenkins, Jr.	Chairman, Chief Executive Officer and President	March 28, 2008
Francis P. Jenkins, Jr.

/s/ G. Kenneth Moshenek	President, Chief Operating Officer and Director	March 31, 2008
G. Kenneth Moshenek

/s/ John E. Toffolon, Jr.	Chief Financial Officer and Director	March 28, 2008
John E. Toffolon, Jr.	(Principal Financial and Accounting Officer)

/s/ Joseph F. Prochaska	Director	March 29, 2008
Joseph F. Prochaska

/s/ Donald D. Pottinger	Director	March 31, 2008
Donald D. Pottinger

/s/ Michiel C. McCarty	Director	March 31, 2008
Michiel C. McCarty

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Shermen WSC Acquisition Corp.

We have audited the accompanying balance sheets of Shermen WSC Acquisition Corp.(a corporation in the development stage) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, the period from April 18, 2006 (date of inception) to December 31, 2006 and for the period April 18, 2006 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from April 18, 2006 (date of inception) to December 31, 2006 and for the period from April 18, 2006 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.
Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 31, 2008

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

Current assets
Cash	$160,949	$21,354
Prepaid expenses	30,286
Total current assets	191,235	21,354

Other assets
Deferred offering costs		457,410
Deferred tax assets	401,120
Cash held in Trust Fund	138,589,757
Total Assets	$139,182,112	$478,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$86,817	$1,795
Accrued offering costs		318,000
Income tax payable	945,000
Notes payable, founding stockholders		150,000
Total current liabilities	1,031,817	469,795

Long-term liabilities
Deferred underwriters’ fee	3,312,000
Total liabilities	4,343,817	469,795

Commitments

Common stock subject to redemption, 9,199,999 shares at redemption value	54,743,994
Deferred interest related to common stock subject to possible redemption, net of taxes	352,985

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding as of December 31, 2007 (including 9,199,999 shares subject to possible redemption) and 5,000,000 shares issued and outstanding at December 31, 2006	2,875	500
Additional paid-in capital	78,941,231	24,500
Earnings (deficit) accumulated during the development stage	797,210	(16,031)
Total Stockholder’s equity	79,741,316	8,969
Total Liabilities and Stockholder’s equity	$139,182,112	$478,764

See accompanying notes to the financial statements.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Period from April 18, 2006 (inception) to December 31, 2006	Period from April 18, 2006 (inception) to December 31, 2007

Revenue	$—	$—	$—

Formation and operating costs	870,520	16,031	886,551
Loss from operations	(870,520)	(16,031)	(886,551)
Interest income	2,988,057		2,988,057

Income before provision for income tax	2,117,537	(16,031)	2,101,506

Provision for income taxes	(951,311)		(951,311)
Net income (loss) applicable to common stockholder	$1,166,226	$(16,031)	$1,150,195

Maximum number of shares subject to possible redemption:
Approximate weighted average number of common shares, basic and diluted, subject to possible redemption	5,444,000		3,190,000

Income per common share amount, basic and diluted, subject to possible redemption	$0.06	$	$0.11

Approximate weighted average number of common shares outstanding:
(not subject to possible redemption), basic	14,360,000	5000,000	10.795.000
Income (loss) per common share, basic	$0.06	$(0.01)	$0.07
Approximate weighted average number of common shares outstanding:
(not subject to possible redemption), diluted	17,963,000	500,000	14,413,000

Income (loss) per common share, diluted	$0.04	$(0.01)	$0.05

See accompanying notes to the financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 18, 2006 (date of inception) to December 31, 2007

	Common Shares	Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage		Total Stockholders’ Equity
Balances at April 18, 2006	—	$—	$—	$—		$—
Sale of units issued to Founders on May 1, 2006 at $0.004 per unit	5,750,000	575	24,425			25,000
Net loss applicable to common stockholders				(16,031)		(16,031)
Balances as of December 31, 2006	5,750,000	575	24,425,	(16,031	)-	8,969
Issuance of 23,000,000 units on May 30, 2007 at $6 per unit in the public offering	23,000,000	2,300	137,997,700			138,000,000
Warrants issued to Founders on May 30, 2007 at $0.70 per warrant			3,650,000			3,650,000
Underwriting and offering fees and expenses			(4,790,000)			(4,790,000)

Proceeds from public offering subject to possible redemption (9,199,999 shares common stock at redemption value)			(54,743,994)			(54,743,994)

Underwriters’ discount and offering costs related to public offering and over-allotment option			(3,196,900)			(3,196,900)

Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $289,000				(352,985)		(352,985)

Net income applicable to common stockholder				1,166,226		1,166,626

Balances, at December 31, 2007	28,750,000	$2,875	$78,941,231	$797,210		$79,741,316

See accompanying notes to the financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	April 18, 2006 (date of inception) through December 31, 2006	April 18, 2006 (date of inception) through December 31, 2007

Cash flows from operating activities:
Net income (loss)	$1,166,126	$(16,031)	$1,150,195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	(401,120)		(401,120)
Changes in operating assets and liabilities:
Prepaid expenses	(30,286)		(30,286)
Accounts payable and accrued expenses	85,022	1,785	86,817
Income tax payable	945,000		945,000
Cash provided by (used in) operating activities	1,764,842	(14,236)	1,750,606

Cash used in investing activities:
Cash held in Trust Fund	(138,589,757)		(138,589,757)

Cash flows from financing activities:
Proceeds from note payable, stockholder		150,000	150,000
Payments for note payable, stockholder	(150,000)		(150,000)
Payments of offering costs	(4,535,590)	(139,410)	(4,675,000)
Proceeds from sale of stock options	100		100
Proceeds from issuance of common stock from the Offering	141,650,000	25,000	141,675,000
Net cash provided by financing activities	136,964,510	35,590	137,000,100

Net increase in cash	139,595	21,354	160,949

Cash, beginning of the period	21,354

Cash, end of the period	$160,949	$21,354	$160,949

Supplemental schedule of non-cash investing and financing activities:
Deferred underwriters’ fees	$3,312,000	$—8886	$3,312,000

Accrual of offering costs	$—	$318,000	318,000

See accompanying notes to the financial statements.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Shermen WSC Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on April 18, 2006. The Company was formed to acquire an operating business in the agriculture industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated revenue to date with the exception of interest income earned on cash held in trust account, as described below. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering of Units (as defined in Note C below) (the “Offering”), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the agriculture industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters for the Offering, is held in a trust account (“Trust Account”) and invested in U.S. “government debt securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty  (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding common stock of the Company (excluding, for this purpose, those shares of common stock of the Company issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The stockholders who purchased Units in the Offering (the “Public Stockholders”) and vote against a Business Combination will be entitled to convert their common stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds of the Offering payable to the underwriters for the Offering upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a Public Stockholder’s conversion rights. A Public Stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders.   If holders of no more than approximately 39.99% of the shares sold in the Offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the stockholders who held shares of common stock of the Company (the “Founding Stockholders”) have agreed to forfeit and return to the Company for cancellation a number of shares so that they will collectively own no more than 23% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination).  If the Company is unable to effect a Business Combination and liquidates, none of the Founding Stockholders will receive any portion of the proceeds of the Offering held in the Trust Account to be distributed to the Company’s stockholders with respect to common stock owned by them immediately before the Offering. All of the Founding Stockholders, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock of the Company held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Public Stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”).

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Earnings (loss) per share:

The Company complies with the accounting and disclosure provision of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income (loss) per common share for all periods presented. Basic income per share excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional incremental shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The Company used treasury stock method to calculate the diluted earnings per share based on the outstanding warrants issued in the private placement, the initial public offering and the over allotment. As a result, the Company  added 3,603,080 and 3,617,897 shares as of the year ended December 31, 2007 and the period from April 18, 2006 (date of inception) to December 31, 2007, respectively to its basic weighted average number of shares to arrive at the diluted shares used in its calculation of weighted average diluted earnings per share.

The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share.  Basic and diluted net loss per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.  Basic and diluted net loss per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net loss exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institutions, which at times, may exceed the Federal depository insurance coverage of $100,000.  The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheets.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007.  There was no change to this balance at December 31, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial statements.

Redeemable common stock:

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 40% (9,200,000) of shares sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by November 2008, or May 2009 under certain conditions, the Company will liquidate. Accordingly, 9,1999,999 shares of common stock of the Company have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, established a framework for measuring fair value in generally accepted accounting principles, expands disclosure about fair value measurements, and applies under other accounting pronouncements that require or permit fair value

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

measurements, SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of SFAS No 157 but does not expect that it will have a material impact on its condensed interim financial statements.

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

 In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE C—OFFERING AND OVER-ALLOTMENT

The Company offered 20,000,000 units (“Units”) for public sale. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and will expire four years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

No Warrants will be exercisable and the Company will not be obligated to issue shares of Common Stock unless at the time a holder seeks to exercise such Warrant, a prospectus relating to Common Stock issuable upon exercise of the Warrants is current and Common Stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants.  Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to Common Stock issuable upon exercise of the Warrants until the expiration of the Warrants.  However, if the Company does not maintain a current prospectus relating to Common Stock issuable upon exercise of the Warrants, holders will be unable to exercise their Warrants.  In no circumstance will the Company be required to settle any such Warrant exercise for cash.  If the prospectus relating to Common Stock issuable upon the exercise of the Warrants is not current or if Common Stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the Warrants reside, the Warrants may have no value, the market for the Warrants may be limited and the Warrants may expire worthless.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE C–OFFERING AND OVER-ALLOTMENT (continued)

Shermen WSC Holding LLC (“Shermen WSC Holding”) has purchased 5,214,286 Warrants (“Founder Warrants”) at $0.70 per Warrant (for an aggregate purchase price of approximately $3,650,000) in a private placement from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Founder Warrants purchased by Shermen WSC Holding are identical to the Warrants underlying the Units being offered in the Offering except that (i) the Company has no obligation to register the sale of the Warrants and the underlying shares of Common Stock and their exercise is not limited by the absence of an effective registration statement and current prospectus relating to the resale of the underlying shares and (ii) the Founder Warrants may be exercisable on a “cashless basis” if the Company calls the Warrants for redemption. Shermen WSC Holding has also agreed that the Founder Warrants will not be transferable or  alable by it or such directors or officers or their respective affiliates until after the Company has completed a Business Combination, except it may distribute them to its members.  Immediately after the purchase of the Founder Warrants, Shermen WSC Holding LLC distributed them to its members.

All shares of Common Stock owned by the Founding Stockholders prior to the closing of the Offering (the “Initial Shares”) were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent.  The Initial Shares will not be released from escrow until twelve months following the consummation of a Business Combination.

The foregoing restriction is subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, upon death of an escrow depositor, transfers to an estate or beneficiaries, or other specified transfers.  Even if transferred under these circumstances, the Initial Shares will remain in the escrow account.

On May 30, 2007, the underwriters for the Offering exercised the full over-allotment of 3,000,000 units.  As a result, the deferred underwriters’ fee was increased approximately $432,000.

NOTE D – COMMON STOCK

On May 23, 2007, the Company affected a 1.15 for 1 forward stock split of the Initial Shares and issued 750,000 shares of Common Stock to the Founding stockholders prior to the closing of both the Offering and the over-allotment. All transaction and disclosures in the financial statements relating to Common Stock, have been adjusted to reflect the effects of the stock split.

NOTE E—RELATED PARTY TRANSACTIONS

The Company issued a $150,000 unsecured promissory note to a stockholder, Shermen Capital Partners, LLC, on April 30, 2006 of which $75,000 was repaid on September 27, 2007 and the final balance, $75,000, was repaid on October 23, 2007.

The Company presently occupies office space provided by an affiliate of a certain stockholder of the Company. Such affiliate has agreed that, until the Business Combination is effected, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $9,950 per month for such services.

Certain of the directors and officers of the Company have purchased through Shermen WSC Holding LLC, in a private placement, 5,214,286 Founder Warrants immediately prior to the Offering at a price of $0.70 per warrant (an aggregate purchase price of approximately $3,650,000) from the Company and not as part of the Offering. They

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE E—RELATED PARTY TRANSACTIONS (continued)

have also agreed that the Found Warrants purchased by them will not be sold or transferred until completion of a Business Combination.

NOTE F—INCOME TAXES

The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 45% for the year ended December 31, 2007 and for the period from April 18, 2006 (date of inception) to December 31, 2007.

Components of the provision for income taxes are as follows:

Current
Federal	$852,389
State	235,048
City	264,443
Total Current	1,351,880

Deferred
Federal	(249,854)
State	(70,925)
City	(79,790)
Total Deferred	(400,569)
Total income tax provision	$951,311

The basic component of deferred tax asset are  the formation and operational expenses which are not deductible for the income tax purposes as corporation is still a development stage corporation. The effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes.

NOTE G—COMMITMENTS

The Company is committed to paying an underwriting discount of 4% of the public offering price of the Unit to the underwriters for the Offering (less $0.21 for each share of common stock converted to cash in connection with a Business Combination) payable upon the Company’s consummation of a Business Combination.

The Company has sold to the underwriters for the Offering, for $100, as additional compensation, an option to purchase up to a total of 700,000 Units in the aggregate (350,000 Units to each underwriter) at a per-unit price of $7.50.  The Units issuable upon exercise of this option are also identical to those offered in the Offering, except that each Warrant underlying such Units entitles the holder to purchase one share of Common Stock at a price of $6.25.  In no circumstance will the Company be required to settle any such option exercise for cash.

The sale of this option was accounted for as an equity transaction.  Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale of such option.

The Company has determined, based upon a Black-Scholes model, that the fair value of this option on the date of sale would be approximately $0.60 per unit, or $420,000 in total, using an expected life of four years, volatility of 52.13% and a risk-free interest rate of 4.92%.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE G—COMMITMENTS (continued)

The volatility calculation of 52.13% is based on the average 90-day Bloomberg volatility of a portfolio of nine publicly traded U.S. agricultural companies with market capitalizations between $50,000,000 and $500,000,000.  Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its Common Stock price, which will depend on a number of factors which cannot be ascertained at this time.  The Company referred to the Index because management believes that the average volatility is a reasonable benchmark to use in estimating the expected volatility of Common Stock post-business combination.  Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.  Although this option and its underlying securities have been registered under the registration statement of which the prospectus forms a part of, this option will provide for registration rights that will permit the holder of this option to demand that a registration statement will be filed with respect to all or any part of the securities underlying this option within five years of the completion of the Offering.  Further, the holders of this option will be entitled to piggy-back registration rights in the event we undertake a subsequent registered offering within seven years of the completion of the Offering.

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  As of December 31, 2007, the Company had not issued shares of preferred stock. The Company’s certificate of incorporation prohibits it, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.