Form 10-Q
period 2008-03-31
Shermen WSC Acquisition Corp
filed 2008-05-15
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐.

As of May 13, 2008, 28,750,000 shares of common stock, par value $ 0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

Shermen Acquisition Corp.

(a development stage enterprise)

PART I — FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$—	$160,949
Prepaid expenses	11,161	30,286
Total current assets	11,161	191,235

Other assets
Deferred taxes	494,180	401,120
Cash held in Trust Fund	138,506,163	138,589,757
Total assets	$139,011,504	$139,182,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$41,066	$86,817
Income tax payable	403,150	945,000
Total current liabilities	444,216	1,031,817

Long-term liabilities
Deferred underwriters’ fee	3,312,000	3,312,000
Total liabilities	3,756,216	4,343,817

Commitments

Common stock subject to redemption, 9,199,999 shares at redemption value	54,743,994	54,743,994
Deferred interest related to common stock subject to possible redemption, net of taxes	335,570	352,985

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding as of March 31, 2008 (including 9,199,999 shares subject to possible redemption) and 5,000,000 shares issued and outstanding at December 31, 2007	2,875	2,875
Additional paid-in capital	78,941,231	78,941,231
Income accumulated during the development stage	1,231,618	797,210
Total stockholders’ equity	80,175,724	79,741,316
Total liabilities and stockholders’ equity	$139,011,504	$139,182,112

The accompanying notes are an integral part of these condensed financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from April 18, 2006 (date of inception) to March 31, 2008
	(unaudited)
Revenue	$—	$—	$—
Formation and operating expenses	187,189	4,446	1,073,725
Loss from operations	(187,189)	(4,446)	(1,073,725)
Interest income	1,016,441		4,004,498

Income (loss) before provision for income taxes	829,252	(4,446)	2,930,773

Provision for income taxes	(412,259)		(1,363,570)

Net income (loss) applicable to common shareholders	$416,993	$(4,446)	$1,567,203

Number of shares Subject to possible redemption, basic & diluted	9,199,999		3,955,742

Income per share, basic & diluted	0.04		0.40

Weighted average number of common shares outstanding, basic	19,550,001	5,000,000	12,006,093

Net income (loss) per common share, basic	$0.02	$(0.0009)	$0.13

Weighted average number of common shares outstanding, diluted	30,136,039	5,000,000	15,625,323

Net income (loss) per common share, diluted	$0.01	$(0.0009)	$0.10

The accompanying notes are an integral part of these condensed financial statements

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from April 18, 2006 (date of inception) to March 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Income Accumulated During the Development Stage	Total Stockholders’ Equity
Balances at April 18, 2006	—	$—	$—	$—	$—
Sale of units issued to Founders on May 1, 2006 at $0.005 per unit	5,750,000	575	24,425		25,000
Net (loss) applicable to common stockholders				(16,031)
Balance as of December 31, 2006	5,750,000	$575	$24,425	$(16,031)	$25,000
Sale of 23,000,000 units on May 30, 2007 at $6 per unit in the public offering	23,000,000	2,300	137,997,700		138,000,000
Sale of warrants issued to Founders on May 30, 2007 at $0.70 per warrant			3,650,000		3,650,000
Underwriting and offering fees and expenses			(4,790,000)		(4,790,000)
Proceeds from public offering subject to possible redemption (9,199,999 shares common stock at redemption value)			(54,743,994)		(54,743,994)
Underwriters’ discount and offering costs related to public offering and over-allotment option			(3,196,900)		(3,196,900)
Accretion of trust account relating to common stock subject to possible redemption, net of tax.				(352,985)	(352,985)
Net income applicable to common stockholder				1,166,226	1,166,226
Balances at December 31, 2007	28,750,000	$2,875	$78,941,231	$797,210	$79,741,316
Accretion of trust account relating to common stock subject to possible redemption, net of tax. (unaudited)				17,415	17,415
Net income applicable to common stockholder (unaudited)				416,993	416,993
Balances at March 31, 2008 (unaudited)	28,750,000	$2,875	$78,941,231	$1,231,618	$80,175,724

The accompanying notes are an integral part of these condensed financial statements

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			April 18, 2006
	Three Months	Three Months	(date of inception)
	Ended	Ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$416,993	$(4,446)	$1,567,188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	(93,060)		(494,180)

Changes in operating assets and liabilities:
Prepaid expenses	19,125		(11,161)
Accounts payable and accrued expenses	(45,751)	4,030	41,066
Income tax payable	(541,850)		403,150
Cash provided by (used in) operating activities	(244,543)	(416)	1,506,063

Cash flows from investing activities:
Cash held in Trust Fund	83,594		(138,506,163)
Cash provided by (used in) investing activities	83,594		(138,506,163)

Cash flows from financing activities:
Proceeds from note payable, stockholder			150,000
Payments for note payable, stockholder			(150,000)
Payments of offering costs			(4,675,000)
Proceeds from sale of stock options			100
Proceeds from issuance of common stock from the Offering			141,675,000
Net cash provided by financing activities	—	—	137,000,100

Net decrease in cash	(160,949)	(416)	—

Cash, beginning of the period	160,949	21,354	—

Cash, end of the period	$—	$20,938	$—

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fees	$—	$	$3,312,000

The accompanying notes are an integral part of these condensed financial statements

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Shermen WSC Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on April 18, 2006. The Company was formed to acquire an operating business in the agriculture industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date, with the exception of interest income earned on cash held in the trust account as described below. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial offering of Units (as defined in Note D below) (the “Offering”), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the agriculture industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters for the Offering, are held in a trust account (“Trust Account”) and invested in U.S. “government debt securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty  (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding common stock of the Company (excluding, for this purpose, those shares of common stock of the Company issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The stockholders who purchased Units in the Offering (the “Public Stockholders”) and vote against a Business Combination will be entitled to convert their common stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds of the Offering payable to the underwriters for the Offering upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a Public Stockholder’s conversion rights. A Public Stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders.   If holders of no more than approximately 39.99% of the shares sold in the Offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the stockholders who held shares of common stock of the Company (the “Founding Stockholders”) have agreed to forfeit and return to the Company for cancellation a number of shares so that they will collectively own no more than 23.0% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination).  If the Company is unable to effect a Business Combination and liquidates, none of the Founding Stockholders will receive any portion of the proceeds of the Offering held in the Trust Account to be distributed to the Company’s stockholders with respect to common stock owned by them immediately before the Offering.  As of March 31, 2008, after giving effect to a 1.15 for 1 stock split which was effected immediately prior to the Offering, all of the Founding Stockholders, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock of the Company held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

NOTE B — BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2008 and the financial results for the three months ended March 31, 2008 and March 31, 2007 and from April 18, 2006 (date of inception) to March 31, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of shares subject to possible redemption.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which potentially may, in the future, exceed the Federal depository insurance coverage of $100,000.  The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  There were no unrecognized tax benefits as of as of March 31, 2008.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at March 31, 2008.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position and results of operation and cash flow.

Income tax expense for the three months ended March 31, 2008 was approximately $412,000.  The expense is comprised of current federal, state and city income taxes of $505,000 and deferred federal, state and city income taxes benefit of $93,000.  The effective tax rate of 49% for the three months ended March 31, 2008, differs from the federal statutory rate of approximately 35% as a result of state and city income taxes.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  As of March 31, 2008, the Company has a deferred tax asset of approximately $494,000 primarily attributable to deferred offering costs.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued SFAS 141(R), “Business Combinations). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE D—OFFERING AND OVER-ALLOTMENT

The Company offered 20,000,000 units (“Units”) for public sale (the “Offering”) in May 2007. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and will expire four years from the date of such final prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

NOTE D—OFFERING AND OVER-ALLOTMENT (continued)

Shermen WSC Holding LLC (“Shermen WSC Holding”) has purchased 5,214,286 Warrants (“Founder Warrants”) at $0.70 per Founder Warrant (for an aggregate purchase price of approximately $3,650,000) from the Company in a private placement exempt from registration under Securities Act of 1933, as amended. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Founder Warrants purchased by Shermen WSC Holding are identical to the Warrants underlying the Units sold in the Offering except that (i) the Company has no obligation to register the sale of the Warrants and the underlying shares of Common Stock and their exercise is not limited by the absence of an effective registration statement and current prospectus relating to the resale of the underlying shares of Common Stock and (ii) the Founder Warrants may be exercisable on a “cashless basis” if the Company calls the Warrants for redemption. Shermen WSC Holding LLC agreed that the Founder Warrants would not be transferable or salable by it or such directors or officers or their respective affiliates until after the Company completed a Business Combination, except it may distribute them to its members.  Immediately after the purchase of the Founder Warrants, Shermen WSC Holding LLC distributed them to its members.

All shares of Common Stock owned by the Founding Stockholders prior to the closing of the Offering (the “Initial Shares”) were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent.  The Initial Shares will not be released from escrow until May 23, 2010.

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

NOTE F—RELATED PARTY TRANSACTIONS

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

Certain of the directors and officers of the Company have purchased through Shermen WSC Holding LLC, in a private placement, 5,214,286 Founder Warrants immediately prior to the Offering at a price of $0.70 per Founder Warrant (an aggregate purchase price of approximately $3,650,000) from the Company and not as part of the Offering. They have also agreed that these Founder Warrants purchased by them will not be sold or transferred until the completion of a Business Combination.

NOTE G—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities. The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash	$—	$—	$—	$—
Cash held in trust account	138.5	138.5	—	—

Total	$138.5	$—	$—	$—

The fair values of the Company’s cash and cash held in the Trust Account are determined through market, observable and corroborated sources. The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE H—COMMITMENTS

The Company is committed to paying an underwriting discount of 4% of the public Unit offering price to the underwriters for the Offering (less $0.21 for each share of common stock converted to cash in connection with a Business Combination) payable upon the Company’s consummation of a Business Combination.

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

NOTE H—COMMITMENTS (continued)

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

The volatility calculation of 52.13% is based on the average 90-day Bloomberg volatility of a portfolio of nine publicly traded U.S. agricultural companies with market capitalizations between $50,000,000 and $500,000,000. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of Common Stock price, which will depend on a number of factors which cannot be ascertained at this time.  The Company referred to the Index because management believes that the average volatility is a reasonable benchmark to use in estimating the expected volatility of Common Stock post-business combination.  Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.  Although this option and its underlying securities have been registered under the registration statement of which the prospectus forms a part of, this option will provide for registration rights that will permit the holder of this option to demand that a registration statement will be filed with respect to all or any part of the securities underlying this option within five years of the completion of the Offering.  Further, the holders of this option will be entitled to piggy-back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the Offering.

NOTE I—Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.  As of March 31, 2008, the Company has not issued any shares of its preferred stock.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Unaudited Interim Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q.

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

On May 30, 2007, we completed our initial public offering (“IPO”) of 23,000,000 units (“Units”).  Each Unit consists of one share of our common stock, $0.0001 par value per share (“Common Stock”), and two warrants (“Warrants”), each to purchase one share of Common Stock at $5.00 per share.  The public offering price of each Unit was $6.00, and we generated gross proceeds of $138,000,000 in the IPO (including proceeds from the exercise of the underwriters’ over-allotment option).  Of the gross proceeds: (i) we deposited $133,210,000 into a trust account (the “Trust Account”) at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $5,520,000 of deferred underwriting fees; (ii) the underwriters received $4,140,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $607,900 for offering expenses.  In addition, we deposited into the Trust Account $3,650,000.20 that we received from the issuance and sale of 5,214,286 warrants (the “Founder Warrants”) to Shermen WSC Holding LLC, whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer, on May 30, 2007 in a private placement exempt from registration under Securities Act of 1933, as amended.

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

Results of Operations, Financial Condition and Liquidity

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to the IPO, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the IPO and our private placement of the Founder Warrants.

Net income (loss) totaled $416,993, which consisted of $1,016,441of interest income from the Trust Account offset by $187,189 of formation and operating expenses and $412,259 of provision for income taxes, and $(4,446), which consisted of $4,446 of formation and operating expenses, for the three months ended March 31, 2008 and March 31, 2007, respectively.  Net income for the period from inception (April 18, 2006) to September 30, 2007, totaled $1,567,203, which consisted of $4,004,498 of interest income from the Trust Account offset by $1,073,725 of formation and operating expenses and $1,363,570 of provision for income taxes.

Interest income from the Trust Account, after up to $1,500,000 which may be released to us on a monthly basis, excludes earnings on funds held in the Trust Account associated with Common Stock subject to possible conversion, and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released to us from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for only an effective tax rate of slightly over 49% on a year and inception-to-date basis primarily because substantially all of the funds deposited in the Trust Account are exempt from federal, state and local taxes.  For the three months ended March 31, 2008 and for the period from inception to March 31, 2008, our income tax liabilities were approximately $412,000 and $1,363,570, respectively.

As of March 31, 2008, we had approximately $0 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through March 31, 2008:

Net proceeds from our initial public offering and private placement of the Founder Warrants placed in trust	$136,860,000
Total interest received to date	4,004,498
Less: total interest disbursed to us for working capital through March 31, 2008	911,171
Less: total taxes paid through March 31, 2008	1,363,570
Total funds held in trust through March 31, 2008	138,589,757

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

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.  The net proceeds of the IPO held in the Trust Account may be invested by the trustee only in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act of 1940, as amended, that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency.  Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended March 31, 2008.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed under the caption “Risk Factors” beginning on page 14 of our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

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

Dated: May 15, 2008