Form 10-Q
period 2008-06-30
Shermen WSC Acquisition Corp
filed 2008-08-14
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 12, 2008, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SHERMEN WSC ACQUISITION CORP.

(a development stage enterprise)

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$12,907	$160,949
Prepaid expenses	65,109	30,286
Prepaid income taxes	52,907	—
Total current assets	130,923	191,235

Other assets
Deferred taxes	584,453	401,120
Cash held in Trust Account	137,971,806	138,589,757
	$138,687,182	$139,182,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$47,279	$86,817
Income tax payable	—	945,000
Total current liabilities	47,279	1,031,817

Long-term liabilities
Deferred underwriters’ fee	3,312,000	3,312,000
Total liabilities	3,359,279	4,343,817

Commitments

Common stock subject to redemption, 9,199,999 shares at redemption value	54,743,994	54,743,994
Deferred interest related to common stock subject to possible redemption, net of taxes	226,709	352,985

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007 (including 9,199,999 shares subject to possible redemption), respectively	2,875	2,875
Additional paid-in capital	78,941,231	78,941,231
Retained earnings	1,413,094	797,210
Total stockholders’ equity	80,357,200	79,741,316
Total liabilities and stockholders’ equity	$138,687,182	$139,182,112

The accompanying notes are an integral part of these condensed financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period from April 18, 2006 (inception) to June 30, 2008
Revenue	$	$	$	$	$
Interest income	305,713	541,278	1,322,154	541,278	4,310,211
Formation and operating costs	(203,829)	(457,818)	(391,018)	(462,264)	(1,277,569)
Income before provision for income taxes	101,884	83,460	931,136	79,014	3,032,642

Provision for income taxes	(29,269)	(36,000)	(441,528)	(36,000)	(1,392,839)
Net income applicable to common stockholders	$72,615	$47,460	$489,608	$43,014	$1,639,803

Number of shares subject to possible redemption, basic & diluted	9,199,999	9,199,999	9,199,999	9,199,999	3,955,742

Income per share subject to possible redemption, basic & diluted	$0.008	$0.005	$0.053	$0.005	$0.400

Weighted average number of common shares outstanding, basic	19,550,001	13,351,648	19,550,001	9,198,895	12,572,858

Net income per common share, basic	$0.004	$0.0036	$0.025	$0.0047	$0.1304

Weighted average number of common shares outstanding, diluted	23,596,464	18,732,494	23,385,967	14,579,741	16,291,384

Net income per common share, diluted	$0.003	$0.0025	$0.021	$0.0030	$0.101

The accompanying notes are an integral part of these condensed financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 18, 2006 (date of inception) to June 30, 2008

	Common Shares	Amount	Additional paid- in capital	(Deficit Accumulated During the Development Stage) Retained earnings	Total Stockholders’ Equity
Sale of units issued to Founders on May 1, 2006 at $0.005 per unit	5,750,000	$575	$24,425	$	$25,000
Net loss applicable to common stockholders				(16,031)	(16,031)
Balance as of December 31, 2006	5,750,000	$575	$24,425	$(16,031)	$8,969
Sale of 23,000,000 units on May 30, 2007 at $6 per unit in the public offering	23,000,000	2,300	137,997,700		138,000,000
Sale of warrants issued to Founders on May 30, 2007 at $0.70 per warrant			3,650,000		3,650,000
Underwriting and offering fees and expenses			(4,790,000)		(4,790,000)
Proceeds from public offering of common stock subject to possible redemption (9,199,999 shares common stock at redemption value)			(54,743,994)		(54,743,994)
Underwriters’ discount and offering costs related to public offering and over-allotment option			(3,196,900)		(3,196,900)
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax				(352,985)	(352,985)
Net income applicable to common stockholder				1,166,226	1,166,226
Balance at December 31, 2007	28,750,000	$2,875	$78,941,231	$797,210	$79,741,316
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax (unaudited)				126,276	126,276
Net income applicable to common stockholder (unaudited)				489,608	489,608
Balance at June 30, 2008 (unaudited)	28,750,000	$2,875	$78,941,231	$1,413,094	$80,357,200

The accompanying notes are an integral part of these condensed financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	April 18, 2006 (date of inception) through June 30, 2008
Cash flows from operating activities
Net income	$489,608	$43,014	$1,639,803
Deferred tax benefit	(183,333)	(191,000)	(584,453)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(87,730)	(68,536)	(118,016)
Accounts payable and accrued expenses	(39,538)	(37,430)	47,279
Income tax payable	(945,000)	227,000	—
Cash provided by (used in) operating activities	(765,993)	(26,952)	984,613

Cash provided by (used in) investing activities
Cash held in Trust Account	617,951	(137,151,278)	(137,971,806)

Cash flows from financing activities:
Proceeds from note payable, stockholder	—	—	150,000
Payments for note payable, stockholder	—	—	(150,000)
Payments of offering costs	—	(4,226,116)	(4,675,000)
Proceeds from sale of stock options from the offering	—	100	100
Proceeds from issuance of warrants	—	3,650,000	141,675,000
Proceeds from issuance of common stock	—	138,000,000	—
Net cash provided by financing activities	—	137,423,984	137,000,100

Net increase (decrease) in cash	(148,042)	245,754	12,907

Cash, beginning of the period	160,949	21,354	—

Cash, end of the period	$12,907	$267,108	$12,907

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fees	$—	$3,312,000	$3,312,000

The accompanying notes are an integral part of these condensed financial statements.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering (as defined in Note D below) of Units (as defined in Note D below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the agriculture industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters for the Offering, are held in a trust account (“Trust Account”) and invested in U.S. “government debt securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty  (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding common stock of the Company (excluding, for this purpose, those shares of common stock of the Company issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The stockholders who purchased Units in the Offering (the “Public Stockholders”) and vote against a Business Combination will be entitled to convert their common stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds of the Offering payable to the underwriters for the Offering upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a Public Stockholder’s conversion rights. A Public Stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders.   If holders of no more than approximately 39.99% of the shares sold in the Offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the stockholders who held shares of common stock of the Company (the “Founding Stockholders”) have agreed to forfeit and return to the Company for cancellation a number of shares so that they will collectively own no more than 23.0% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination).  If the Company is unable to effect a Business Combination and liquidates, none of the Founding Stockholders will receive any portion of the proceeds of the Offering held in the Trust Account to be distributed to the Company’s stockholders with respect to common stock owned by them immediately before the Offering.  As of June 30, 2008, after giving effect to a 1.15 for 1 stock split which was effected immediately prior to the Offering, all of the Founding Stockholders, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock of the Company held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE B — BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2008 and the financial results for the three and six months ended June 30, 2008 and June 30, 2007 and from April 18, 2006 (date of inception) to June 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year.  These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Earnings per common share:

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

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  There were no unrecognized tax benefits as of June 30, 2008.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at June 30, 2008.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position and results of operation and cash flow.

Income tax expense for the three and six months ended June 30, 2008 was approximately $29,000 and $442,000, respectively.  The expense is comprised of current federal, state and city income taxes of $625,000 and deferred federal, state and city income taxes benefit of $183,000.  The effective tax rate of 49% for the three months ended June 30, 2008, differs from the federal statutory rate of approximately 35% as a result of state and city income taxes.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  As of June 30, 2008, the Company has a deferred tax asset of approximately $584,000 primarily attributable to deferred Offering costs.

Recently issued accounting pronouncements:

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cashflows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Recently adopted accounting standards:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements.  In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s financial condition, results of operations or cash flows.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Shermen WSC Holding (“Shermen WSC Holding”) has purchased 5,214,286 Warrants (“Founder Warrants”) at $0.70 per Founder Warrant (for an aggregate purchase price of approximately $3,650,000) from the Company in a private placement exempt from registration under Securities Act of 1933, as amended. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Founder Warrants purchased by Shermen WSC Holding are identical to the Warrants underlying the Units sold in the Offering except that (i) the Company has no obligation to register the sale of the Warrants and the underlying shares of Common Stock and their exercise is not limited by the absence of an effective registration statement and current prospectus relating to the resale of the underlying shares of Common Stock and (ii) the Founder Warrants may be exercisable on a “cashless basis” if the Company calls the Warrants

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D—OFFERING AND OVER-ALLOTMENT (continued)

for redemption. Shermen WSC Holding agreed that the Founder Warrants would not be transferable or salable by it or such directors or officers or their respective affiliates until after the Company completed a Business Combination, except it may distribute them to its members.  Immediately after the purchase of the Founder Warrants, Shermen WSC Holding distributed them to its members.

All shares of Common Stock owned by the Founding Stockholders prior to the closing of the Offering (the “Initial Shares”) were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent.  The Initial Shares will not be released from escrow until six months following the completion of a Business Combination.

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

NOTE E—COMMON STOCK

On May 23, 2007, the Company effected a 1.15 for 1 forward stock split of the Initial Shares and issued 750,000 shares of Common Stock to the Founding Stockholders prior to the closing of both the Offering and the over-allotment. All transaction and disclosures in the financial statements relating to Common Stock, have been adjusted to reflect the effects of the stock split.

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

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO CONDENSED INTERIN FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities. The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$137.97	$137.97	$—	$—

Total	$137.97	$137.97	$—	$—

The fair values of the Company’s cash held in the Trust Account is determined through market, observable and corroborated sources. The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE H—COMMITMENTS

The Company is committed to paying an underwriting discount of 4% of the Unit Offering price to the underwriters for the Offering (less $0.21 for each share of common stock converted to cash in connection with a Business Combination) payable upon the Company’s consummation of a Business Combination.

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

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM  FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE I—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.  As of June 30, 2008, the Company has not issued any shares of its preferred stock.

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

Results of Operations, Financial Condition and Liquidity

Through June 30, 2008, our efforts have been limited to organizational activities, activities relating to the IPO, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the IPO and our private placement of the Founder Warrants.

Net income totaled $72,615, which consisted of $305,713 of interest income from the Trust Account offset by $203,829 of formation and operating expenses and $29,269 of provision for income taxes, and $47,460, which consisted of $541,278 of interest income from the Trust Account offset by $457,818 of formation and operating expenses and $36,000 of provision for income taxes, for the three months ended June 30, 2008 and June 30, 2007, respectively.  Net income totaled $489,608, which consisted of $1,322,154 of interest income from the Trust Account offset by $391,018 of formation and operating expenses and $441,528 of provision for income taxes, and $43,014, which consisted of $541,278 of interest income from the Trust Account offset by $462,264 of formation and operating expenses and $36,000 of provision for income taxes, for the six months ended June 30, 2008 and June 30, 2007, respectively.  Net income for the period from inception (April 18, 2006) to June 30, 2008, totaled $1,639,803, which consisted of $4,310,211 of interest income from the Trust Account offset by $1,277,569 of formation and operating expenses and $1,392,839 of provision for income taxes.

Interest income from the Trust Account excludes earnings on funds held in the Trust Account associated with Common Stock subject to possible conversion, and, except for amounts equal to any taxes payable by us relating to such interest earned and one half of such interest earned, net of taxes, up to $1,500,000 which may be released to us on a monthly basis to cover our operating expenses, will not be released to us from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for only an effective tax rate of slightly over 49% on a year and inception-to-date basis primarily because substantially all of the funds deposited in the Trust Account are exempt from federal, state and local taxes.  For the six months ended June 30, 2008 and for the period from inception to June 30, 2008, our income tax liabilities were approximately $441,528 and $1,392,839, respectively.

As of June 30, 2008, we had approximately $12,907 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through June 30, 2008:

Net proceeds from our initial public offering and private placement of the Founder Warrants placed in trust	$136,860,000
Total interest received to date	4,310,211
Less: total interest disbursed to us for working capital through June 30, 2008	1,805,566
Less: total taxes paid through June 30, 2008	1,392,839
Total funds held in trust through June 30, 2008	137,971,806

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended June 30, 2008.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 13, 2008