Form 10-Q/A
period 2008-06-30
Shermen WSC Acquisition Corp
filed 2008-09-03
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

SHERMEN WSC ACQUISITION CORP.

(a development stage enterprise)

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 (the “Form 10-Q”) for the purpose of amending Item 2 of Part I of the Form 10-Q.  After we filed the Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”), we reviewed the version of the Form 10-Q that was filed with the SEC to ensure that it contained accurate information.  Based on our review, we have determined that the summary table regarding the funds held in our trust account in Item 2 of Part I of the Form 10-Q contained incorrect numbers and needed additional information regarding the fees paid to the trustee for our trust account.  In addition, we have determined that such summary table could be expanded to include additional information regarding certain fees relating to our initial public offering, so that it would be more informative to investors.  Such summary table has been revised and expanded to state correct numbers and to include additional information regarding the fees paid to the trustee for our trust account and certain fees relating to our initial public offering.  Such revision did not have any impact on the rest of the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended. This Amendment No. 1 contains only the sections of and exhibits to the Form 10-Q that are being amended. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed.  This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART I: FINANCIAL INFORMATION

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

As of June 30, 2008, we had approximately $12,907 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through June 30, 2008:

Gross proceeds from our initial public offering of common stock and financing transaction	138,000,000
Gross proceeds from private placement warrant holders	3,650,000
Underwriters' fee	(4,140,000)
Blue Sky fees	(25,000)
Custodial fees	(17,100)
Funds not placed in trust	(607,900)

Cash placed in trust on May 31, 2007	136,860,000
Total investment income earned on assets held in trust, May 31, 2007 through June 30, 2008	4,310,211

Subtotal	141,170,211

Withdrawals from the trust during the period May 31, 2007 through June 30, 2008:
Payments for income taxes	(1,790,289)
Transfers to the Company’s operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (latter being limited to a maximum of $1,500,000).	(1,407,871)
Custodial transfer fees	(245)
Total transfers from custodial account to checking	(3,198,405)
Total assets held in trust account as of June 30, 2008	137,971,806

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

PART II: OTHER INFORMATION

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

Dated: September 2, 2008