Form 10-Q
period 2008-09-30
Shermen WSC Acquisition Corp
filed 2008-11-14
CIK 1361872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SHERMEN WSC ACQUISITION CORP.
(a development stage enterprise)

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$—	$160,949
Prepaid expenses	46,938	30,286
Total current assets	46,938	191,235

Other assets
Deferred taxes	709,836	401,120
Cash and cash equivalent held in Trust Account	138,557,249	138,589,757
Total assets	$139,314,023	$139,182,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$135,685	$86,817
Income tax payable	196,344	945,000
Total current liabilities	332,029	1,031,817

Long-term liabilities
Deferred underwriters’ fee	3,312,000	3,312,000
Total liabilities	3,644,029	4,343,817

Commitments

Common stock subject to redemption, 9,199,999 shares at redemption value	54,743,994	54,743,994
Deferred interest related to common stock subject to possible redemption, net of taxes	345,840	352,985

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (including 9,199,999 shares subject to possible redemption), respectively	2,875	2,875
Additional paid-in capital	78,941,231	78,941,231
Retained earnings	1,636,054	797,210
Total stockholders’ equity	80,580,160	79,741,316
Total liabilities and stockholders’ equity	$139,314,023	$139,182,112

The accompanying notes are an integral part of these condensed financial statements.

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period from April 18, 2006 (inception) to September 30, 2008

Revenue	$—	$—	$—	$—	$—
Formation and operating costs	(294,520)	(84,927)	(685,538)	(547,191)	(1,572,089)
Loss from operations	(294,520)	(84,927)	(685,538)	(547,191)	(1,572,089)
Other income
Interest income	885,478	1,358,295	2,207,632	1,899,572	5,195,689
Income before provision for income taxes	590,958	1,273,368	1,522,094	1,352,381	3,623,600
Income taxes	(248,868)	(520,000)	(690,396)	(556,000)	(1,641,707)
Net income	$342,090	$753,368	$831,698	$796,381	$1,981,893

Number of shares subject to possible redemption, basic & diluted	9,199,999	9,199,999	9,199,999	5,444,383	5,025,640

Income per share subject to possible redemption, basic & diluted	$0.013	$0.082	$0.000	$(0.150)	$0.069

Weighted average number of common shares outstanding, basic	19,550,001	19,550,001	19,550,001	12,018,132	13,288,462

Net income per common share, basic	$0.017	$0.039	$0.043	$0.066	$0.149

Weighted average number of common shares outstanding, diluted	23,746,816	23,273,047	23,508,138	13,657,868	15,363,505

Net income per common share, diluted	$0.014	$0.032	$0.035	$0.058	$0.129

The accompanying notes are an integral part of these condensed financial statements.

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 18, 2006 (date of inception) to September 30, 2008

	Common Shares	Amount	Additional Paid-in Capital	(Deficit Accumulated During the Development Stage) Retained earnings	Total Stockholders’ Equity
Sale of units issued to Founders on May 1, 2006 at $0.005 per unit	5,750,000	$575	$24,425	$	$25,000
Net loss applicable to common stockholders				(16,031)	(16,031)
Balances as of December 31, 2006	5,750,000	$575	$24,425	$(16,031)	$8,969
Sale of 23,000,000 units on May 30, 2007 at $6 per unit in the public offering	23,000,000	2,300	137,997,700		138,000,000
Sale of warrants issued to Founders on May 30, 2007 at $0.70 per warrant			3,650,000		3,650,000
Underwriting and offering fees and expenses			(4,790,000)		(4,790,000)
Proceeds from public offering of common stock subject to possible redemption (9,199,999 shares common stock at redemption value)			(54,743,994)		(54,743,994)
Underwriters’ discount and offering costs related to public offering and over-allotment option			(3,196,900)		(3,196,900)
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax				(352,985)	(352,985)
Net income applicable to common stockholders				1,166,226	1,166,226
Balances at December 31, 2007	28,750,000	$2,875	$78,941,231	$797,210	$79,741,316
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax				7,146	7,146
Net income applicable to common stockholders				831,698	831,698
Balances at September 30, 2008	28,750,000	$2,875	$78,941,231	$1,636,054	$80,580,160

The accompanying notes are an integral part of these condensed financial statements.

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	April 18, 2006 (date of inception) through September 30, 2008

Cash flows from operating activities
Net income	$831,698	$796,381	$1,981,893
Deferred tax benefit	(308,716)	(276,000)	(709,836)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(16,652)	(55,786)	(46,938)
Accounts payable and accrued expenses	48,868	(27,667)	135,685
Income tax payable	(748,656)	832,000	196,344
Cash provided by (used in) operating activities	(193,458)	1,268,928	1,557,148

Cash provided by (used in) investing activities
Changes in cash held in Trust Account	32,509	(137,908,307)	(138,557,248)

Cash flows from financing activities:
Proceeds from note payable, stockholder	—		150,000
Payments for note payable, stockholder	—	(75,000)	(150,000)
Payments of offering costs	—	(4,480,256)	(4,675,000)
Proceeds from sale of stock options from the offering	—	100	100
Proceeds from issuance of common stock from the offering	—	141,650,000	141,675,000
Net cash provided by financing activities	—	137,094,844	137,000,100

Net increase (decrease) in cash	(160,949)	455,465	—

Cash, beginning of the period	160,949	21,354	—

Cash, end of the period	$—	$476,819	$—

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fees	$—	$3,312,000	$3,312,000

Taxes paid	$1,747,768	$431	$2,155,199

The accompanying notes are an integral part of these condensed financial statements.

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Shermen WSC Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on April 18, 2006. The Company was formed to acquire an operating business in the agriculture industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date, with the exception of interest income earned on cash held in the trust account as described below. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering (as defined in Note D below) of Units (as defined in Note D below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters for the Offering, are held in a trust account (“Trust Account”) and invested in U.S. “government debt securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940, as amended, that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for a Business Combination, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding common stock of the Company (excluding, for this purpose, those shares of common stock of the Company issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The stockholders who purchased Units in the Offering (the “Public Stockholders”) and vote against a Business Combination will be entitled to convert their common stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds of the Offering payable to the underwriters for the Offering upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a Public Stockholder’s conversion rights. A Public Stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. If holders of no more than approximately 39.99% of the shares of common stock of the Company sold in the Offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the stockholders who held shares of common stock of the Company (the “Founding Stockholders”) have agreed to forfeit and return to the Company for cancellation a number of shares of common stock of the Company so that they will collectively own no more than 23.0% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination). If the Company is unable to effect a Business Combination and liquidates, none of the Founding Stockholders will receive any portion of the proceeds of the Offering held in the Trust Account to be distributed to the Company’s stockholders with respect to the common stock of the Company owned by them immediately before the Offering. As of September 30, 2008, after giving effect to a 1.15 for 1 stock split which was effected immediately prior to the Offering, all of the Founding Stockholders, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock of the Company held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (November 30, 2008), or 24 months from the consummation of the Offering (May 31, 2009) if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Public Stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants (as defined in Note D below) contained in the Units offered in the Offering discussed in Note D).

NOTE B – BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2008 and the financial results for the three and nine months ended September 30, 2008 and September 30, 2007 and from April 18, 2006 (date of inception) to September 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months and nine ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Earnings per common share:

The Company complies with the accounting and disclosure provision of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic income per common share and diluted income per common share relates to additional common shares to be issued upon the assumed exercise of stock options and warrants, net of common shares hypothetically repurchased at the average market price with the proceeds of exercise.

The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of common shares subject to possible redemption.

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which potentially may, in the future, exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of September 30, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from the Company’s position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position and results of operation and cash flow.

Income tax expense for the three and nine months ended September 30, 2008 was approximately $249,000 and $690,000, respectively. The effective tax rate of 42% for the three months ended September 30, 2008 and 45% for the nine months ended September 30, 2008, differs from the federal statutory rate of approximately 35% as a result of state and city income taxes.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. As of September 30, 2008 the Company has a deferred tax asset of approximately $710,000, primarily attributable to deferred formation and operation costs that are not currently tax deductible.

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
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for the financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within such fiscal years. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cashflows. It is effective for financial statements issued for the first interim period beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Recently adopted accounting standards:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements.  In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008.  On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard did not have a material impact on the company’s results of operations, cash flows or financial positions.

SHERMEN WSC ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008, and such adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity-based compensation. The simplified method was intended to be eliminated for any equity-based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE D—OFFERING AND OVER-ALLOTMENT

The Company offered 20,000,000 units (“Units”) for public sale (the “Offering”) in May 2007. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination or the distribution of the Trust Account, and will expire four years from the date of such final prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

			Significant
		Quoted Prices in	Other Observable	Significant Unobservable
Description	September 30, 2008	Active Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Cash and cash equivalent held in Trust Account	$138.56	$138.56	$—	$—
Total	$138.56	$138.56	$—	$—

The fair values of the Company’s cash and cash equivalent held in the Trust Account is determined through market, observable and corroborated sources. The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

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

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H—COMMITMENTS (continued)

The sale of this option was accounted for as an equity transaction.  Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale of such option.

The Company determined, based upon a Black-Scholes model, that the fair value of this option on the date of sale was approximately $0.60 per unit, or $420,000 in total, using an expected life of four years, volatility of 52.13% and a risk-free interest rate of 4.92%.

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

NOTE I—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.  As of September 30, 2008, the Company has not issued any shares of its preferred stock.

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

We intend to use substantially all of the net proceeds of the IPO and the issuance and sale of the Founder Warrants, including the funds held in the Trust Account (excluding deferred underwriting discounts and commissions), to acquire a target business.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.  Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products.  Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Results of Operations, Financial Condition and Liquidity

Through September 30, 2008, our efforts have been limited to organizational activities, activities relating to the IPO, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the IPO and our private placement of the Founder Warrants.

Net income totaled $342,090, which consisted of $885,478 of interest income from the Trust Account offset by $294,520 of formation and operating expenses and $248,868 of provision for income taxes, and $753,368, which consisted of $1,358,295 of interest income from the Trust Account offset by $84,927 of formation and operating expenses and $520,000 of provision for income taxes, for the three months ended September 30, 2008 and September 30, 2007, respectively.  Net income totaled $831,698, which consisted of $2,207,632 of interest income from the Trust Account offset by $685,538 of formation and operating expenses and $690,396 of provision for income taxes, and $796,381, which consisted of $1,899,572 of interest income from the Trust Account offset by $547,191 of formation and operating expenses and $556,000 of provision for income taxes, for the nine months ended September 30, 2008 and September 30, 2007, respectively.  Net income for the period from inception (April 18, 2006) to September 30, 2008, totaled $1,981,893, which consisted of $5,195,689 of interest income from the Trust Account offset by $1,572,089 of formation and operating expenses and $1,641,707 of provision for income taxes.

Interest income from the Trust Account excludes earnings on funds held in the Trust Account associated with Common Stock subject to possible conversion, and, except for amounts equal to any taxes payable by us relating to such interest earned and one half of such interest earned, net of taxes, up to $1,500,000 which may be released to us on a monthly basis to cover our operating expenses, will not be released to us from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination (November 30, 2008).

We have provided for an effective tax rate of slightly over 46% on a year and inception-to-date basis since all of the funds deposited in the Trust Account are subject to federal, state and local taxes.  For the nine months ended September 30, 2008 and for the period from inception to September 30, 2008, our income tax expense was approximately $690,000 and $1,642,000, respectively.

As of September 30, 2008, we had approximately no unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through September 30, 2008:

Gross proceeds from our initial public offering of common stock and financing transaction	$138,000,000
Gross proceeds from private placement warrant holders	3,650,000
Underwriters’ fee	(4,140,000)
Blue Sky fees	(25,000)
Custodial fees	(17,100)
Funds not placed in trust	(607,900)

Cash placed in trust on May 31, 2007	136,860,000
Total investment income earned on assets held in trust, May 31, 2007 through September 30, 2008	5,195,689
Subtotal	142,055,689

Withdrawals from the trust during the period May 31, 2007 through September 30, 2008:
Payments for income taxes	(2,155,199)
Transfers to the Company’s operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (latter being limited to a maximum of $1,500,000)	(1,342,961)
Custodial transfer fees	(280)
Total transfers from custodial accounting to checking	(3,498,440)
Total assets held in trust account as of September 30, 2008	$138,557,249

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account (November 30, 2008 or May 31, 2009 if certain extension criteria have been satisfied), we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.  The net proceeds of the IPO held in the Trust Account may be invested by the trustee only in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act of 1940, as amended, that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency.  Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the end of the fiscal quarter ended September 30, 2008.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Dated: November 14, 2008