Form 10-K
period 2008-12-31
Shermen WSC Acquisition Corp
filed 2009-03-13
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 000-52642

SHERMEN WSC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-4755936
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

c/o The Shermen Group
230 Park Avenue, Suite 1000
New York, NY	10169
(Address of principal executive offices)	(Zip code)

(212) 332 2858
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 par value	N/A
Warrants, each exercisable to purchase one share of Common Stock	N/A
Units, each consisting of one share of Common Stock and two Warrants	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  . See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant based upon the closing price of the issuer’s common stock, par value $0.0001 per share, on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $165,025,000.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 2, 2009 was 28,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” The forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements in this Annual Report on Form 10-K or made by us elsewhere to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events, trends, uncertainties, and other factors that could cause, among other statements, the actual results and financial position of us to differ materially from those contemplated by the statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed below. If any of the following risks or uncertainties develops into actual events, this could significantly and adversely affect our business, prospects, financial condition or operating results. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business. In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results. Our business is highly competitive with many different factors affecting results.  Any or all of the forward-looking statements may turn out to be wrong, and actual results may differ materially from those expressed or implied by such forward-looking statements. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond our control, including those set forth in the section entitled “Risk Factors” included in Item I of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

Unless the context otherwise requires, when used in this Annual Report on Form 10-K, “Shermen,” “we” or “us” means Shermen WSC Acquisition Corp., together with its subsidiaries.

Overview

We are a blank check company organized under the laws of the State of Delaware on April 18, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the agriculture industry.

On May 1, 2006, in connection with our formation and initial capitalization, we issued to Shermen WSC Holding LLC, which we refer to as our “sponsor,” and John E. Toffolon, Jr., Joseph F. Prochaska and Donald D. Pottinger, each of whom is a member of our board of directors, approximately 5.7 million shares of our common stock (after giving effect to a 1.15 for 1 forward stock split effected immediately prior to the consummation of our initial public offering) for consideration of $0.005 per share.  The members of our sponsor include a number of our current directors and officers and their family members.  Shermen Capital Partners, LLC is the managing member of our sponsor.  Francis P. Jenkins, Jr., our chairman and chief executive officer, is the managing member of Shermen Capital Partners, LLC and may be deemed to beneficially own the shares owned by our sponsor.  We sometimes refer to our sponsor, the beneficial owners of our sponsor and Messrs. Toffolon, Prochaska and Pottinger as our “founders” in this Annual Report on Form 10-K.

On May 30, 2007, we completed the issuance and sale of 23.0 million units, which we refer to as “units,” in our initial public offering, raising gross proceeds of $138.0 million, including proceeds from the exercise of the underwriters’ over-allotment option.  Each unit consists of one share of our common stock and two warrants, each exercisable for one share of our common stock.  Of the gross proceeds: (i) approximately $133.2 million was deposited into a trust account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which we refer to as the “trust account,” which amount included approximately $5.5 million of deferred underwriting fees; (ii) the underwriters received approximately $4.1 million as underwriting fees, excluding the deferred underwriting fees; and (iii) we retained $607,900 for offering expenses.  We sometimes refer to the holders of the shares of our common stock which were sold as part of the units in our initial public offering, including any of our founders to the extent that they purchase such shares, as the “public stockholders.”

Concurrently with the consummation of our initial public offering, we consummated a private sale of approximately 5.2 million warrants to purchase shares of our common stock (exercisable at $5.00 per share), which we refer to as the “founder warrants,” to certain of our directors and officers through our sponsor, raising gross proceeds of approximately $3.7 million.  The founder warrants are identical to the warrants except that (i) if we call the warrants for redemption, the founder warrants will be exercisable on a cashless basis; (ii) the founder warrants will not be transferable or salable by our sponsor or such directors or officers or their respective affiliates until after we have completed our initial business combination, except our sponsor may distribute them to its members; and (iii) the holders of the founder warrants and the common stock underlying such founder warrants are entitled to registration rights with respect to such securities under an agreement signed on May 30, 2007.  Immediately after the purchase of the founder warrants, our sponsor distributed them to its members.  We also deposited the proceeds of the private sale of the founder warrants into the trust account.

The funds held in trust are currently invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency.  Except for one half of the interest earned on the trust account, net of taxes, up to a total of $1.5 million, that is released to us on a monthly basis to fund our working capital requirements and to cover the expenses incurred in connection with a business combination, the proceeds from our initial public offering that are held in the trust account will not be released to us until the earlier of (A) the completion of a business combination and (B) our liquidation, if we do not complete a business combination on or before May 30, 2009.  We intend to use substantially all of the net proceeds of our initial public offering and the private placement of the founder warrants held in the trust account for a business combination.

We will continue to earn interest on the trust account prior to consummating a business combination, and will use interest to pay franchise tax and income tax and up to $1.5 million of such interest to fund our expenses related to investigating and selecting a target business and our other working capital requirements.  Any business we acquire must have a fair market value equal to at least 80% of our net assets at the time of acquisition, including the amount in the trust account.  We currently believe that we have sufficient available funds to effect a business combination on or prior to May 30, 2009.  However, we cannot assure you that this will be the case.  Please refer to Item 1A of Part I of this Annual Report on Form 10-K under the heading “Risk Factors” for a detailed discussion of the many material risks to which we are subject, a number of which (if they were to materialize) could adversely impact our company and the value of our securities.

As disclosed in the prospectus for our initial public offering, prior to the consummation of our initial public offering, we did not have any specific merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination under consideration and we had neither identified nor been provided with the identity of any potential target businesses.  Prior to the consummation of our initial public offering, neither we, nor any representative acting on our behalf, had any contacts or discussions, formal or otherwise, with any target business regarding a business combination or took any direct or indirect measures to locate or search for a target business.

After completion of our initial public offering, we began contacting investment bankers, private equity firms and other business contacts to generate ideas about a suitable business combination.  We also received unsolicited inquiries from several investment banking firms, private equity firms and other business intermediaries. We informed these contacts that we were seeking an operating business for our initial business combination.  Criteria for suitability included our management’s assessment of the competitive strengths and weaknesses of the potential business targets, the strength of the management team, and the quality of the assets to be acquired.

The Proposed Business Combination with ED&F Man Holdings Limited

General—The Transaction Agreement

On November 25, 2008, our board of directors approved a business combination with ED&F Man Holdings Limited, which we refer to as “ED&F Man,” and we entered into a transaction agreement with EDF&F Man, which we refer to as the “transaction agreement,” pursuant to which we will acquire ED&F Man’s bulk liquid storage and liquid feed supplements business, which we refer to as “Westway” or the “Westway business,” in exchange for our common and preferred stock and cash.  ED&F Man is a leading global supplier of a broad range of commodity products, including sugar, molasses, animal feed, tropical oils, biofuels and coffee to multi-national and industrial consumers.

Under the terms of the transaction agreement, our acquisition of the Westway, which we refer to as the “business combination,” will be effected by mergers between Westway Holdings Corporation, which we refer to as “ED&F Sub,” Westway Terminal Company Inc. and Westway Feed Products, Inc., which are wholly-owned subsidiaries of ED&F Man, and us, which mergers will be implemented by our wholly-owned subsidiaries, Terminal Merger Sub LLC and Feed Merger Sub LLC, and by our purchase of the equity securities of ED&F Man’s other subsidiaries that engage in the Westway business.  If the business combination is approved by our stockholders, all of the direct and indirect subsidiaries of ED&F Man that currently engage in the Westway business will become our wholly-owned subsidiaries, ED&F Man and its affiliates will be our largest stockholder, owning 49.5% of our outstanding common stock and over 99% of our Series A Preferred Stock, and we will change our name to “Westway Group, Inc.”

Transaction Consideration

As part of the consideration for the business combination, ED&F Man and its affiliates will receive at the closing cash and securities valued at approximately $267.8 million, based on the $138.4 million in the trust account as of January 31, 2009 ($5.02 per share of common stock, based on the trust value of $6.02 per share (as of that date) for the shares of our common stock issued in our initial public offering, which we refer to as “IPO shares,” less a special dividend of $1.00 per share to be paid to holders of the IPO shares described elsewhere in this Annual Report on Form 10-K). Specifically, as consideration for the business combination, we will:

•                  pay to ED&F Man approximately $103.0 million in cash, subject to adjustments described below;

•                  issue to ED&F Man approximately 7.4 million newly-issued shares of our Series A Preferred Stock; and

•                  issue to ED&F Man up to 24.3 million newly-issued shares of our common stock.

If, upon the closing, ED&F Man and its affiliates would otherwise own more than 49.5% of the outstanding shares of our common stock as a result of the conversion of shares of our common stock into the right to receive a pro rata portion of the funds in the trust account, as described below, the number of shares of our common stock to be issued to ED&F Man at the closing will be decreased, with an increase in the number of shares of Series A Preferred Stock to be issued to ED&F Man, based upon a set formula, so that ED&F Man and its affiliates would not own more than 49.5% of the outstanding shares of our common stock.  If the holders of 39.99% of the IPO shares elect to exercise their conversion rights, the total value of the consideration to be paid in connection with the business combination would be $272.1 million (assuming the per share values set forth above).  If the holders of 40% or more of the IPO shares vote against the transaction agreement and the transactions contemplated by the transaction agreement and contemporaneously exercise their conversion rights, we will be unable to consummate the business combination.

The consideration payable to ED&F Man described above will be subject to other pre-closing and post-closing adjustments relating to targeted amounts for net indebtedness and net working capital and to aggregate capital expenditures of Westway made prior to the closing.

In addition, upon the consummation of the business combination, we will be delivering to an escrow agent for deposit into an escrow account approximately 12.2 million shares of our Series A Preferred Stock, issued to ED&F Man, as part of the consideration for the business combination.  These shares will be released to ED&F Man only upon the achievement by the combined company of the earnings or share price targets described below.  Assuming the release to ED&F Man of all of these escrowed shares, the value of the consideration to be paid in connection with the business combination would increase by $70.1 million, and would total $337.9 million assuming no exercise of conversion rights by our stockholders or $342.2 million assuming that holders of 39.99% of the IPO shares exercise their conversion rights.

Performance Related Releases of Escrowed Shares

The escrowed shares of Series A Preferred Stock to be issued to ED&F Man described above, which we refer to as “ED&F Man’s escrowed shares,” will be released to ED&F Man in up to three increments if—and only if—the combined company achieves the earnings or share price performance targets described below.  In addition, the 2.875 million shares of our common stock that are owned by our sponsor, but that are to continue to be held in the escrow account at the closing, which we refer to as the “sponsor’s escrowed shares,” will be released to our sponsor in up to three increments if—and only if—the combined company achieves these same targets.  The earnings targets are based on income (loss) before net interest (defined as the aggregate of interest expense and interest income), income tax, and depreciation and amortization. We refer to this measure of earnings as “EBITDA.”

First Release Targets.  If the closing share price of the combined company’s common stock on any five trading days within a seven trading day consecutive period has exceeded $6.50 per share, or the combined company’s reported EBITDA has exceeded $52.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent must release:

•                  to ED&F Man, one-third of ED&F Man’s escrowed shares, together with any new shares issued in respect of these released escrowed shares and any cash dividends accrued but not paid on these released escrowed shares and new shares, which we refer to as the “additional escrow items,” but not before November 1, 2009, even if the EBITDA or share price target were achieved prior to that date; and

•                  to our sponsor, one-third of the sponsor’s escrowed shares, and any additional escrow items attributable to those released shares, but not before the date that is six months after the closing, even if the EBITDA or share price target were achieved prior to that date.

Second Release Targets.  If the closing share price of the combined company’s common stock on any five trading days within a seven trading day consecutive period has exceeded $7.00 per share, or the combined company’s reported EBITDA has exceeded $57.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent must release and deliver:

•                  to ED&F Man, that number of ED&F Man’s escrowed shares that, when added to the number, if any, of ED&F Man’s escrowed shares already released as a result of the combined company having achieved the EBITDA or share price targets described above under “First Release Targets,” constitute two-thirds of ED&F Man’s escrowed shares, and any additional escrow items attributable to those released shares, but not before November 1, 2010, even if the EBITDA or share price target were achieved prior to that date; and

•                  to our sponsor, that number of the sponsor’s escrowed shares that, when added to the number, if any, of the sponsor’s escrowed shares already released as a result of the combined company having achieved the EBITDA or share price targets described above under “First Release Targets,” constitute two-thirds of the sponsor’s escrowed shares, and any additional escrow items attributable to those released shares, but not before the date that is six months after the closing, even if the EBITDA or share price target were achieved prior to that date.

Third Release Targets.  If the closing share price of the combined company’s common stock on any five trading days within a seven trading day consecutive period has exceeded $7.50 per share, or the combined company’s reported EBITDA has exceeded $62.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent must release and deliver:

•                  to ED&F Man, all of ED&F Man’s escrowed shares, if any, still held in the escrow account, and all additional escrow items attributable to those released shares, but not before November 1, 2011 even if the EBITDA or share price target were achieved prior to that date; and

•                  to our sponsor, all of the sponsor’s escrowed shares, if any, still held in the escrow account, and all additional escrow items attributable to those released shares, but not before the date that is six months after the closing, even if the EBITDA or share price target were achieved prior to that date.

Assuming the release to ED&F Man of all of these escrowed shares, the value of the consideration we would pay in connection with the business combination would increase by $70.1 million, and would total $337.9 million assuming no exercise of conversion rights by our stockholders or $342.2 million assuming the holders of 39.99% of the IPO shares exercise their conversion rights.

Certain Additional Transactions

In connection with the business combination:

•                  we will pay to the holders of the IPO shares a special dividend of $1.00 per share immediately after the closing, which will not be payable with respect to IPO shares for which conversion rights have been exercised, to ED&F Man with respect to the shares it receives on the closing date or to our sponsor, which has waived its right to receive this dividend with respect to its shares of common stock;

•                  approximately 2.9 million shares of our common stock owned by our sponsor, which would otherwise have been released from an escrow account six months after the closing, will continue to be held in escrow, and will be released only if the combined company achieves those earnings or share price targets described above;

•                  we and our sponsor will enter into a stock exchange agreement pursuant to which our sponsor will, concurrently with the closing, exchange 1.1 million shares of our outstanding common stock, currently registered in our sponsor’s name, for (i) warrants to purchase 1.0 million shares of our common stock, (ii) 60,000 newly-issued shares of Series A Preferred Stock and (iii) 40,000 newly-issued shares of our common stock; and

•                  we will establish a warrant repurchase program to make open market purchases of our warrants from time to time following the closing with $15.0 million initially allocated for this purpose.

Conversion Rights

Pursuant to our certificate of incorporation, any of our stockholders who hold IPO shares and who vote against the transaction agreement proposal may, at the same time, elect that we convert their shares into the right to receive a pro rata portion of the funds in the trust account, inclusive of interest thereon (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount), calculated as of two business days prior to the consummation of the business combination.  If properly elected, upon the consummation of the business combination, we will convert each share of our common stock as to which such election has been made into the right to receive a pro rata portion (based on the number of shares of our common stock issued in our initial public offering) of the funds in the trust account in which a substantial portion of the net proceeds of our initial public offering are held, calculated as of two business days prior to the consummation of the business combination.  Based on the amount of cash held in the trust account as of January 31, 2009, without taking into account any interest accrued after such date, each holder of IPO shares will be entitled to elect that we convert each IPO share such holder holds into a right to receive approximately $6.02 per share.  If a stockholder elects to have its IPO shares converted to cash, such stockholder will still have the right to exercise the warrants received as part of the units issued in our initial public offering.  If the business combination is not consummated, we will return the IPO shares tendered by the stockholders who elected conversion.  Pursuant to our certificate of incorporation, if holders of 40% or more of the IPO shares exercise their conversion rights, we will not be able to consummate the business combination.

The Annual Meeting of Stockholders; Other Proposals

We have agreed with ED&F Man to call and hold a meeting of our stockholders as soon as practicable in accordance with applicable law for the purpose of seeking stockholder approval with respect to the business combination.  At the meeting of our stockholders, in addition to the business combination, we will ask our stockholders to approve a number of other matters, including (i) the amendment and restatement of our certificate of incorporation, among other things, (A) to increase the number of authorized shares of our capital stock, (B) to set forth the powers, preferences and rights of our common and preferred stock, (C) to change our name to “Westway Group, Inc.” and (D) to amend, supplement and remove other provisions of our certificate of incorporation in connection with the consummation of the transactions contemplated by the transaction agreement; (ii) an election of the seven directors who will constitute our board of directors from and after the closing under the transaction agreement, until the 2010 annual meeting of stockholders or until their successors are elected and qualified; and (iii) the right to adjourn the annual meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies.  We refer to these other matters as the “other proposals” in this Annual Report on Form 10-K.

Approval of the Business Combination by Our Stockholders

Under the requirements our certificate of incorporation, we will proceed with the business combination only if (i) a majority of the shares of our common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning less than 40% of the IPO shares both vote against the business combination and exercise their conversion rights.  In connection with the vote required for the business combination, all of our founders have agreed to vote the shares of common stock then owned by them, including any shares of our common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by our public stockholders other than our founders.

Conditions to the Completion of the Business Combination

The obligations of the parties to the transaction agreement are subject to the fulfillment or waiver of specified conditions before or at the closing, including the approval of the business combination by our stockholders as described in the immediately preceding paragraph, including that the holders of less than 40% of the IPO shares vote against the business combination and properly exercised their conversion rights; the approval of the amendment and restatement of our certificate of incorporation described above by our stockholders; there being no law or legal requirement that makes the consummation of the business combination illegal; a revolving credit facility under which we and/or one or more of our subsidiaries are the borrowers and having terms and conditions substantially similar to those previously disclosed to us in writing by ED&F Man being in full force and effect, with all conditions to funding satisfied; and the listing or quotation of our common stock on the Over-the-Counter Bulletin Board or, if required by the lenders under the credit facility to be entered into at the closing, on the Nasdaq Global Market or the Nasdaq Capital Market, which we refer to as “Nasdaq,” or the NYSE Alternext US LLC, and the absence of any action or proceeding pending or threatened against us to prohibit or terminate that listing or quotation.  In addition, the obligation of each of the parties to the transaction agreement to consummate the business combination is subject to the fulfillment or waiver of a number of other conditions as set forth in the transaction agreement.   If permitted under applicable law, the parties to the transaction agreement may waive conditions for the other parties’ or their own benefit and consummate the business combination, even though one or more of these conditions have not been met.

Termination

The transaction agreement may be terminated at any time prior to the closing of the business combination: by mutual consent of the parties to the transaction agreement; if the business combination has not been completed by May 30, 2009; and under certain other circumstances as set forth in the transaction agreement.

Satisfaction of the 80% Test

Pursuant to our certificate of incorporation, among other things, it is a requirement that any business we acquire have a fair market value equal to at least 80% of our net assets at the time of acquisition, including the amount in the trust account.  Based on the financial analysis of Westway generally used to approve the business combination, including a comparison of comparable companies and a discounted cash flow analysis, our board of directors has determined that this requirement will be met by the business combination.  After careful consideration, our board determined that the consideration being paid in the business combination, which was negotiated at arms-length, was fair to and in our best interest and our stockholders’ best interest and appropriately reflected Westway’s value.  Notwithstanding this, prior to soliciting the vote of stockholders on the business combination, the board sought and received an opinion from Oppenheimer & Co. Inc., which we refer to as “Oppenheimer,” our financial advisor, to the effect that, as of November 24, 2008, the purchase price (as defined in the opinion) was fair, from a financial point of view, to us and that the fair market value of Westway was equal to at least 80% of our net assets ($106.5 million as of November 10, 2008).

Recommendation of our Board of Directors

Our board of directors has unanimously determined that the transaction agreement and the transactions contemplated by the transaction agreement, including the business combination, are fair to, and in the best interests of, Shermen and its stockholders.  Accordingly, our board of directors has unanimously approved and declared advisable the business combination and the other proposals, and will unanimously recommend that our stockholders vote or instruct their vote to be cast in favor of the approval of the business combination and the other proposals.

No Assurance as to Completion of the Business Combination

We cannot assure you that we will be able to complete the business combination pursuant to the terms of the transaction agreement, or at all.  Further, if our stockholders do not approve the business combination and the other proposals that will be voted on by our stockholders at our upcoming annual meeting of stockholders, we will not be able to consummate the business combination.  If we do not consummate the business combination or another qualifying business combination by May 30, 2009, we must dissolve and liquidate the trust account.  If we dissolve and liquidate the trust account, the funds deposited in the trust account, plus any interest earned thereon, less claims requiring payment from the trust account by creditors who have not waived their rights against the trust account, if any, will be distributed pro rata to the holders of the IPO shares.  Our founders have waived any right to any liquidation distribution with respect to the shares of common stock they hold.  The per-share liquidation distribution may be less than the initial public offering price of units because of the underwriting commissions and expenses related to our initial public offering, our general and administrative expenses and the costs of seeking a business combination.

About ED&F Man and Westway

ED&F Man

Originally established in London in 1783, ED&F Man is a leading global supplier of a broad range of commodity products, including sugar, molasses, animal feed, tropical oils, biofuels and coffee to multi-national and industrial consumers.  ED&F Man provides a comprehensive range of supply chain services in its chosen commodities, from production, sourcing, storage and delivery to risk management and financial services. ED&F Man is an employee-owned company, with approximately 4,900 employees operating in 59 countries.  In its last fiscal year through October 31, 2008, ED&F Man reported revenues of approximately $9.3 billion and total assets of approximately $3.4 billion.

ED&F Man’s wholly-owned indirect subsidiaries, ED&F Sub, Westway Terminal Company Inc. and Westway Feed Products, Inc. are parties to the transaction agreement.  ED&F Sub is the ED&F Man affiliate to which shares of our common and preferred stock are to be issued as consideration at the closing.  ED&F Sub will also be the legal entity entering into a number of the ancillary agreements being entered into in connection with the business combination.  For purposes of this Annual Report on Form 10-K, when describing these issuances of shares or agreements between us and wholly-owned subsidiaries of ED&F Man, such as those involving ED&F Sub, we refer directly to ED&F Man, rather than its applicable subsidiaries.

Westway

Overview

Westway is a leading provider of bulk liquid storage and related value-added services and a leading manufacturer and distributor of liquid animal feed supplements. Westway operates an extensive global network of 54 operating facilities providing 284 million gallons of total bulk liquid storage capacity and producing 1.7 million tons of liquid feed supplements annually. The bulk liquid storage business is a global business with infrastructure that includes a network of 24 terminals offering storage to manufacturers and consumers of agricultural and industrial liquids, located at key port and terminal locations throughout North America, Western Europe and Asia. The liquid feed supplements business produces liquid animal feed supplements that are sold directly to end users, which we refer to as “ranchers,” and feed manufacturers, primarily supplying the beef and dairy livestock industries. By using formulation processes that are tailored specifically to the needs of its customers, Westway blends molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock. As a result of the relationship between them, the bulk liquid storage and liquid feed supplements businesses benefit from synergies including co-location of facilities, enhanced raw material supply logistics for liquid feed supplements and increased operational efficiency resulting from cross-business knowledge exchange.

Westway’s origins date back to the 1940s when the Industrial Molasses Corporation, the predecessor to Westway, commenced business as a family-owned trader of molasses. Since then, Westway has evolved from a molasses supplier in the northeastern United States into a bulk liquid storage, liquid animal feed and liquid feed derivatives business in collaboration with its current owner, ED&F Man.

During its recent history, Westway has successfully expanded its geographic footprint by growing the business organically and through acquisition. Following an initial strategic partnership in the early 1990s, Westway came under the full ownership of ED&F Man in 1995. Under the umbrella of ED&F Man, Westway followed a path of growth and diversification, making a number of strategic investments in bulk liquid storage capacity and liquid feed supplements including the acquisition of the international liquid animal feed, molasses trading and storage businesses of Cargill, Incorporated, which we refer to as “Cargill,” in 1997 and the acquisition of Tate & Lyle PLC’s United Molasses Company in 2002. Westway continues to grow its business by investing in additional locations and most recently signed a lease for terminal space in Gray’s Harbor, WA where Westway plans to construct a 13.4 million gallon state-of-the-art bulk liquid storage facility. As of December 31, 2008, Westway had 385 employees.

Westway benefits significantly from the breadth of markets served by its businesses. The bulk liquid storage business has maintained a long-term presence in a number of highly strategic, deep water ports from which it can offer its international customer base access to storage and the highest level of service in these critical markets. Westway believes that the liquid feed supplements business is the leading North American manufacturer of liquid feed and the only supplier with a true national footprint.

Westway is headquartered in New Orleans, LA, and has operations at the locations shown below:

Bulk Liquid Storage Business

Overview

Westway’s bulk liquid storage business operates a network of facilities located in North America, Western Europe and Asia, and provides storage and related services to manufacturers and purchasers of bulk liquid products. Each facility is a critical link in the distribution chains of Westway’s customers. Westway coordinates closely with its customers’ technical services and product handling experts in designing and adapting the customized product handling systems required for each specific product. Westway believes that its customers, a diverse group of multi-national, national and regional corporations, welcome this involvement as the customers view Westway’s facilities as an extension of their own operations. Westway’s value-added services are customer specific and include transloading of bulk liquids and acting as regional distribution centers on an entirely outsourced basis. Underpinning all of its services is Westway’s foremost objective, which is to differentiate its service by providing the highest level of customer satisfaction, through its proprietary systems and rapid execution and superior commodity management expertise, which has resulted in the cultivation of long-term customer relationships.

Products and Services

Westway serves many diverse markets, focusing on the provision of bulk liquid storage services for a wide range of products that are best described using eight primary product groupings, set out below. This diverse product portfolio helps to insulate Westway from exposure to cost pressures in any one market. Westway is also active in businesses related to bulk liquid storage, such as direct transloading (primarily from railcars to trucks), blending and dilutions. Westway’s terminals contain the features necessary to handle a broad spectrum of specialty products, including rail capacity, dedicated pipelines, on-scale, top-loading of trucks, heating capacity and multiple tank sizes, including small capacity tanks.

The chart below reflects the comparative volume, in gallons, of each product grouping stored by Westway as of December 31, 2008.

•                  Molasses and Liquid Animal Feed Products.  Historically, storage of molasses for the liquid feed supplements and yeast production industries has comprised the largest single component of Westway’s bulk liquid storage business. Westway is well positioned in this product category given its significant experience handling highly viscous liquids and specialized infrastructure that includes large, positive displacement pumps and large diameter pipelines. Due to the ongoing, long-term relationship with ED&F Man, these products are expected to remain a key part of the Westway portfolio.

•                  Vegetable Oils, Tallows and Greases.  For decades, Westway has handled customer requirements for storage and transportation of vegetable oils, tallows and greases. These products are utilized in the food, biofuels, industrial soaps, detergent and biochemical industries and require such specialized services as heated tankage and kosher certification.

•                  Lignin Sulphonate, Calcium Chloride and Liquid Fertilizers.  Westway’s experience in non-hazardous bulk solutions such as calcium chloride, urea ammonium nitrate and lignin sulphonate is extensive. These products are tied to basic industries such as agriculture and paper production. Because these products are corrosive, specialized tank linings are required to maintain quality control and safe handling.

•                  Petroleum, Petro-Chemicals, Waxes and Petroleum Oil.  Westway’s position in this category is primarily concentrated in storing niche products such as paraffin waxes and lubrication oils derived from the petroleum refining process for the candle, coatings and automotive markets in addition to certain other heavy industries. The heat and viscosity requirements of these products lend themselves to Westway’s high value-added business model. Generally, Westway does not handle petroleum fuels, gasoline or traditional petro-chemicals (e.g. benzene, toluene).

•                  Caustics.  Chloralkali products, including sodium and potassium hydroxide, are stored on behalf of industrial use producers and distributors and comprised the first product for which Westway commenced third-party storage in the 1970s. Specialized heated tank linings and piping systems are utilized to protect product quality and ensure efficient handling of products for, among others, municipalities and the sanitation and paper production industries.

•                  Esters (Bio-diesel).  Westway has been handling esters since 2002 on behalf of producers and distributors. Westway’s employees are familiar with the unique properties of methyl esters and systems that exist to ensure that the Westway’s quality control and safe handling standards are maintained. These systems include standardized handling processes and the use of specialized sealants to prevent moisture intrusion. ED&F Man’s trading of bio-fuels provides a base volume for Westway and is expected to be an opportunity for significant growth.

•                  Chemicals.  Since the mid 1990s, Westway has expanded its storage services into a more diverse range of chemical products, for producers and distributors serving manufacturing and industrial markets. Subsequent improvements in industry specific expertise have provided Westway with the experience necessary to handle these products. Westway conducts a thorough risk analysis when evaluating all new chemical opportunities to ensure minimal safety or environmental risk.

•                  Asphalts.  Westway handles asphalt products used in roadways and in roofing applications. At the Baltimore, MD and St. Paul, MN facilities, special systems have been constructed to handle asphalts. Boilers, hot oil systems, tank heating coils and insulated tanks and pipelines are required to keep these products flowing properly.

Services

Westway provides its customers with a broad range of value-added services across all stages of the bulk liquid storage value chain:

Receipt	Storage	Handling	Distribution	Other
Custom facilities	Carbon scrubbing	Additive injection	Logistics planning	Audit
Lab diagnostics	Dry air treatment	Blending services	Rail scaling	Documentation
	Foam systems	Direct transfer	Rail services	FEMAS certification
	Gauging	Drumming		Food grading
	Hot oil systems	Filtration		GMP certification
	Lined/stainless tanks	Heating		ISO certification
	Nitrogen treatment	Packaging		Marketing
Piggable lines
Recirculation

Westway works closely with its customers to design service packages and contracts that meet their specific storage requirements. This process results in a varying degree of complexity across customer relationships and generates long-term, collaborative relationships. For example, some customers require only basic storage services such as tank storage, product receipt and delivery services and occasional transloading, whereas others have more complex requirements, including the provision of temperature regulation, blending or diagnostic testing services. At the greatest degree of complexity, Westway is able to operate regional distribution centers, functioning on an entirely outsourced basis and providing a full complement of value-added services, such as logistics planning and product marketing. Westway believes that the breadth of services and flexibility it provides to customers, differentiates it in the marketplace and provides management with a distinct advantage when competing for new business.

Customers

Westway’s customer-focused approach results in a number of long standing relationships with major customers, including, but not limited to, these listed below:

Agrium	Exxon Mobil Corporation	Occidental Petroleum Corporation
Archer Daniels Midland Company	Growmark, Inc.	Royal Dutch Shell plc
Basic Chemical Solutions, L.L.C.	INEOS Group	Sanimax
Bayer AG	Lyondell Chemical Company	Stepan Company
Bunge Limited	Mitsubishi Companies	The Sun Products Corp.
Cargill	Motiva Enterprises LLC	TETRA Technologies, Inc.
The Dow Chemical Company	Norfalco LLC	Univar Group, PLC
ED&F Man	Nynas AB	Yara International ASA
Evonik Industries AG	PPG Industries

A large proportion of the bulk liquid storage business’s sales are derived from highly regarded multi-national corporations, many of which are included in the Forbes Global 2000 list of largest companies. Westway’s relationships with these customers have resulted in extended contracts, approximately 50% of which are two years or more in length and over one third of which are three years or longer as of December 31, 2008. This is set out below in more detail:

Length of Storage Contracts—Terminals Worldwide 2009

Property and Facilities

Westway benefits from a significant, long-term presence in many of the major coastal locations internationally. Typically, coastal operations comprise long-term storage locations owned by Westway or on land leased under long-term arrangements with state or city run port authorities in the United States or with port authorities in Europe. Each of the facilities that comprise international bulk liquid storage locations is either Westway owner-occupied or is operated under lease agreements with tightly mandated maintenance, building and usage control. The leases normally provide for a fixed annual rent cost, based on quantifiable inflation ratchet arrangements, and significant lease periods, often in excess of ten years. For all properties, Westway attaches a high degree of importance to protecting and maintaining public land and the environment.

The largest bulk liquid storage locations sites by volume, both owned and leased by Westway, are as follows:

Global Bulk Liquid Storage Locations	Acres	Site Capacity (Million Gallons)	% Total Business Capacity(1)	Ownership	Minimum Remaining Contracted Lease Term	Remaining Lease Term Assuming Contracted Renewals(2)	Number of Renewals Contracted & Renewal Term(3)
Houston, TX (No. 1)	17	52	18%	Owned (80%) and leased (20%)	6 years, 7 months	6 years, 7 months	None
Houston, TX (No. 2)	8	33	12%	Owned (19%) and leased (81%)	19 years, 6 months	19 years, 6 months	None
Amsterdam, the Netherlands	7	29	10%	Leased	12 years 8 months	37 years 8 months	1; 25 years
Philadelphia, PA	10	20	7%	Leased	8 years	28 years	2; 10 year renewals
Baltimore, MD	7	19	7%	Leased	13 years 5 months	23 years 5 months	2; 5 yr options
Jacksonville, FL	10	17	6%	Leased	23 years 5 months	23 years 5 months	None
Port Allen, LA	11	16	6%	Leased	18 years	18 years	None
Hamilton, Canada	17	16	6%	Leased	19 years 4 months	29 years 4 months	2; 5 yr options
St Paul, MN	16	14	5%	Leased	15 years 6 months	15 years 6 months	None
Liverpool, United Kingdom	6	12	4%	Leased	9 years and 14 years(3) six months	9 years and 14 years(3) six months	None
Gdynia, Poland	5	7.6	3%	Leased	11 years	31 years	1; 20 years

(1)                                  Capacity details are expressed as a function of the 284 million total gallons of storage currently available to Westway.

(2)                                  Not all leases automatically provide for renewal; where this is the case, the applicable leases are noted. It is Westway’s expectation that where there is currently no contractual entitlement to renew the facility lease, renewal is anticipated subject to normal contractual negotiation and ongoing business requirements

(3)                                  The Liverpool facility comprises two leases, of which the Sandhills lease is currently under negotiation. Based on the status of current negotiations on January 15, 2009, it has been assumed that a 14.5-year term without renewal will be negotiated. This data is accurate as of January 15, 2009.

•                  Houston, TX (No. 1).  The Houston No. 1 facility is Westway’s largest terminal location internationally, comprising approximately 52 million gallons of capacity, excluding additional tank construction that is currently underway which is expected to add a further 6.8 million gallons of capacity. This facility provides deep water access through two docks on the Houston ship channel and is comprised of two tracts of land leased from the port of Houston. Historically, this terminal has represented a primary molasses hub for ED&F Man and now serves a broad range of customers and industries. Houston is considered to be the single most concentrated bulk liquid storage location in the United States. Although there is currently no contractual entitlement to renew the lease relating to the leased portions of the facility, renewal of that lease is anticipated subject to normal contractual negotiation and ongoing business requirements.

•                  Houston, TX (No. 2).  The Houston No. 2 facility is located two miles from the No. 1 and is a two berth, deep water terminal also located on the Houston ship channel. Storage capacity comprises approximately 33 million gallons spread across contiguous lots that are owned by and leased from the port of Houston and another third-party. The facility serves the same markets as the Houston No. 1 facility and future lease renewal is anticipated once the current term has been completed.

•                  Amsterdam, the Netherlands.  The Amsterdam facility is Westway’s largest single storage capacity outside of North America and is considered by Westway to be one of its significant strategic investments. Due to its location within the key shipping area of Amsterdam, Antwerp and Rotterdam, historic demand for storage has been consistently high. The facility currently provides capacity of approximately 29 million gallons and Westway has an option to extend this lease by 25 years.

•                  Philadelphia, PA.  The Philadelphia facility comprises a 10-acre deep water site on the Delaware River. The property is leased from Conrail Inc. and provides approximately 20 million gallons of storage serving regional agriculture and oil refining markets. Other specialty products, including plasticizers, non-petroleum oils and construction products are also stored in Philadelphia.

•                  Baltimore, MD.  The Baltimore facility comprises 7 acres of deep water storage and is leased from the Maryland Port Administration in Baltimore harbor. The facility has storage capacity of approximately 19 million gallons and serves large regional agriculture, construction materials, lubrication oils, bio-diesel and specialty chemicals markets requiring storage for export and domestic use.

•                  Jacksonville, FL.  The Jacksonville facility provides Westway with approximately 17 million gallons of bulk liquid storage capacity using deep water property leased from the Jacksonville Port Authority. The facility has traditionally served local agricultural markets and the pulp and paper industry. More recently Westway has served the Puerto Rican export market alongside bio-diesel and ethanol industries. Although there is currently no contractual entitlement to renew the facility lease at the end of the remaining approximately 24 year lease term, renewal is anticipated.

•                  Port Allen, LA.  The Port Allen facility comprises an approximately 16 million gallon deep water terminal located on the Mississippi River and leased from the Port of Baton Rouge. The facility is one of Westway’s largest molasses terminals and serves the Louisiana sugar industry. Although there is currently no contractual entitlement to renew the facility lease at the end of the current approximate 18 year remaining lease term, renewal is anticipated.

•                  Hamilton, Canada.  The Hamilton facility provides approximately 16 million gallons of capacity on a 17 acre site on the Great Lakes leased from the Hamilton Port Authority. Westway has an agreement to lease an additional 10 acres of land adjacent to the site and Westway anticipates expanding onto this property in fiscal 2009. The facility serves a large local rendering industry, as well as typical agricultural markets. Westway also operates a feed plant at the Hamilton terminal.

•                  St. Paul, MN.  The St. Paul facility comprises two commonly managed but non-contiguous sites on the Mississippi River with warehouses, on a 16 acre site. The facilities are barge-served with a total capacity of approximately 14 million gallons serving local agricultural markets with molasses and vegetable oils. Although there is currently no contractual entitlement to renew the facility lease at the end of the remaining lease term, renewal is anticipated.

•                  Liverpool, United Kingdom.  The Liverpool facilities also comprise two commonly managed but non-contiguous locations consisting of six acres and acting as the central distribution hub for molasses and feed fats. From Liverpool, Westway serves the animal and feed fats business located in the central and northern regions of England. In addition the facility provides a dedicated phosphoric acid storage facility for Thermphos. The combined facilities currently provide approximately 12 million gallons of capacity.

•                  Gdynia, Poland.  The Gdynia facility comprises a 5 acre deep water site on the Indyjskie Quay at the Port of Gdynia. The property is leased from the Port of Gdynia and provides Westway with approximately 8 million gallons of capacity, serving the growing economies of Poland and providing access to Central and Eastern Europe. The facility is capable of serving agricultural, chemical and fuel markets.

The vast majority of Westway’s tanks are constructed from carbon steel and incorporate a variety of internal lining systems that are used to protect the tank and to preserve the quality of the stored product. Westway stores a considerable number of products requiring the application of heat to preserve the product characteristics—Westway utilizes a combination of internal steam coils, external heat exchangers and hot water circulating systems when storing these heat-sensitive products. Facility upgrades required to meet the needs of certain stored chemicals are performed as necessary and include leak prevention, automated gauging and loading, vapor control and fire prevention.

Competition

Globally, Westway’s market position is a function of the interaction between its competitors occupying the local, regional, national and international markets in which the businesses operate. Within the bulk liquid storage business, Westway’s ability to provide a breadth of service to customers in each of these local, regional, national and international markets is a key competitive advantage. Because it holds such a strong position, it is difficult to define Westway’s competition. Competitors include multi-national providers such as NuStar Energy L.P. in the United States along with others including International-Matex Tank Terminals (owned by Macquarie Infrastructure Company LLC) and TransMontaigne at a national level and a number of smaller, independent storage businesses operating in a number of countries served by Westway, such as Simon Storage Ltd. (owned by Interpipeline Fund). The breadth of service provided also results in customer offerings that compete directly with LBC Holdings LLC (owned by Challenger Infrastructure Fund), Royal Vopak N.V. and Stolt-Nielsen S.A. for more tailored, complex and value added services. Across product groups, Westway’s bulk liquid storage business competes with corporations having a primary focus in the storage of specific products, such as hydrocarbons and derivatives, as well as those businesses providing a more broad range of services. At locations in Europe, such as Denmark and Poland, competition also derives from smaller independent storage businesses and former state-owned installations.

Liquid Feed Supplements

Overview

Through its 27 strategically located manufacturing facilities in North America, Westway provides liquid feed supplements to the lower 48 U.S. states, 5 Canadian provinces and Northern Mexico. By using formulation processes that are tailored specifically to the needs of customers Westway blends molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock. Typically, these supplements contain concentrated forms of protein, energy, minerals and vitamins, which normally comprise 5-10% of an animal’s daily diet. Beef cattle, dairy cattle and horses consume the majority of Westway’s liquid feed supplements, with a smaller percentage being utilized by sheep, goats, poultry and swine. The business invests in research into new products and manufacturing processes in order to maintain the strength of its competitive position. To date, Westway has capitalized on the value of its intellectual property through a joint venture in Australia with Ridley and is currently analyzing similar opportunities in New Zealand and Mexico.

In the United States, the liquid feed supplements industry dates back to the first report of a simple molasses-urea mix being fed to cattle in 1943, with the first commercial liquid supplement being introduced in 1951. Today, the industry has expanded into a dynamic, growing market with new products blended into a wide variety of liquids and other ingredients to meet the needs of multiple livestock industries. Westway’s manufacturing and distribution locations allow Westway to provide nutritional liquid feed supplements to the majority of the U.S. livestock markets. In addition, eight of Westway’s facilities are positioned at deep water port locations, allowing the receipt of off-shore ingredients such as molasses and condensed molasses solubles. These deep water port terminals provide a strategic barrier of entry to the North American liquid feed supplements business, as approximately 40% of the molasses consumed for livestock supplements is imported. The balance of Westway’s manufacturing locations are either strategically located on navigable inland river systems or have direct railroad access.

Products and Services

Westway’s products fall into two primary classifications: (1) complex liquid/block supplements and (2) simple blends/basic ingredients, within which specific product categories are further described as follows:

Complex Liquid/Block Supplements.

Westway’s finished products provide the necessary supplemental nutrients, which allow livestock to perform to their maximum genetic potential. Westway uses complex formulations and specialized manufacturing of several raw basic ingredients, including proteins, minerals and vitamins, to sell liquid supplements to livestock feed operators, dry feed mills or distributors. Approximately 65% of Westway’s product volume, or 1,105,000 tons per annum for the year ended October 31, 2008, fall into this category.

•                  Liquid Protein Supplements.  Liquid protein supplements are typically either a “free choice” in pastures or part of a “complete ration” for either dairy or beef animals. Free choice applications normally involve the use of a “lick wheel” feeder in pastures, where the animals are consuming approximately 90-95% of their daily diet from native grasses or improved pastures. These pastures are normally low in nutrients such as protein, energy, phosphors and other minerals. Accordingly, the nutrient dense liquid feed supplements provide a way to balance the nutritional requirements of livestock, allowing them to reproduce or gain weight at an optimum rate. The tanks associated with these lick wheels hold approximately 3,000 lbs and normally require refilling every two weeks, depending on the number of cattle in a given pasture. Free choice consumption is normally considered to average 2 lbs per animal, per day, and is controlled through the formulation of the liquid supplement.

In applications where liquid protein supplements are part of a complete ration, the inclusion rate of the supplement depends on the nutrient profile of the other dry feed ingredients. Nutrient profiles of the supplement can be adjusted to balance the nutrients of the dry feed ingredients. Livestock that consume the complete ration form of liquid feed supplements are normally held in confinement rather than in open pasture.

Liquid protein supplements are utilized in virtually all regions of the United States and western Canada and are marketed through both distributor and dealer networks and sold directly from Westway to the end users. Liquid protein supplements comprised approximately 14% of Westway’s annual production volume for the year ended October 31, 2008.

•                  Mill Products.  Mill products are specialized molasses-based products sold to dry feed milling companies and mixed with other dry feed ingredients. These specialized products are used in two primary types of applications, in the dry feed milling industry, texturized horse feed and pelleted products fed to different classes of livestock. Westway’s “E-Z Glo” product is a mill product fortified with high quality vegetable oil, minerals and preservatives and is included in texturized horse feed as 5-15% of overall product content. Westway’s ‘Pellet Partner’ product is also a mill product that utilizes liquid lignin, a by-product from the timber industry that is used to bind dry feed ingredients to form pellets or cubes. Mill products are utilized in dry feed mills throughout the United States and are mainly sold direct to the feed mills. Mill products comprised approximately 28% of Westway’s annual production volume for the year ended October 31, 2008.

•                  Liquid Suspension Products.  Liquid suspension products are the most complex liquid feed supplements that Westway manufactures. Thixatropic technology allows insoluble ingredients such as calcium carbonate, potassium chloride, feathermeal and salt to be suspended in a liquid supplement that can “flow”. These supplements provide a wide range of minerals, proteins and medications, which are mainly utilized in confined beef feeding operations and large dairies. The largest concentration of customers of Westway’s liquid suspension products are in the Texas panhandle and northern California. In Texas, such supplements are sold directly to the end user, whereas in northern California they are marketed through large distributors. Liquid suspension products comprised approximately 21% of Westway’s annual production volume for the year ended October 31, 2008.

•                  Blocks/Tubs.  Blocks, or tubs as they are sometimes referred to, are a solid feed supplement that is fed as a free choice protein supplement to cattle on pasture or improved pastures. The primary package size is 200 lbs and is marketed through a series of distributors and local farm stores. As with liquid feed supplements and dried molasses, these products make up a small portion of the animals’ daily diet. Unlike liquid feed supplements and dried molasses, these products are only fed free choice and not mixed further with other feed ingredients. The majority of Westway’s blocks are toll manufactured for other feed companies and sold through their respective labels and fed primarily to beef cattle, dairy cattle and horses with some products sold for sheep/goats and wild game. Block or tub volumes comprised approximately 2% of annual production volume of Westway for the year ended October 31, 2008.

Simple Blends/Basic Ingredients.

Westway also produces products that are less complex and utilized more specifically as an ingredient in livestock feeds, which enhance the appearance, preserve the product, improve the palatability or act as a binding agent for other dry feed ingredients. Specialized least-cost formulation programs allow Westway to maximize margins while providing the best performing product for the customer. Dried molasses, which falls into this category, is a resulting product of mixing finely ground soybean or sunflower hulls with liquid molasses and drying it through a rotating drum drier. Approximately 35% of Westway’s production, or 595,000 tons annually, fall into this category.

•                  Blends.  Blends are the simplest form of value added products. Typically blends include molasses that are blended with one or more of the following ingredients: corn steep liquor, condensed molasses solubles, whey permeate, distillers’ solubles, lignin sulphonate and/or glycerine. Blends are normally utilized in complete feed rations to reduce the dust and improve the palatability of the ration. Virtually all blends are fed in confined feeding operations and are incorporated into livestock rations that do not use a protein supplement or a suspension. Westway uses distribution and direct supply formats for the sale of blends. Blend products comprised approximately 28% of Westway’s annual production volume for the year ended October 31, 2008.

•                  Whey Permeate.  Whey permeate is sold directly to dairy and beef operations to replace a portion of the energy typically derived from a grain source. Whey permeate products comprised approximately 5% of Westway’s annual production volume for the year ended October 31, 2008.

•                  Dried Molasses.  Dried molasses results from mixing ground soybean hulls and sunflower hulls with cane molasses and drying it through a rotating drum drier. Dried molasses is typically used as either a sweetener to dry feed rations or as binding agent for other dry feed ingredients in the manufacture of solid feed supplements known as “blocks.” Target customers include small confined feeding operators that use it as a sweetener and specialty small block manufacturers that use it as a binder and sweetener. Package sizes include 50 lb paper bags, 1 ton measures and truck load bulk. All dried molasses marketing to confined feeding operators is done through a series of distributors. The majority of Westway’s dried molasses is consumed by beef and dairy cattle with little consumed by sheep or goats, horses, poultry or swine. Dried molasses comprised approximately 2% of the annual production volume of Westway for the year ended October 31, 2008.

Customers

Westway has longstanding relationships with major customers including, but not limited to, these listed below:

A.L. Gilbert Co.	Cargill Animal Nutrition	Land O’Lakes, Inc.
Associated Feed	Fosters Commodities	Southern States Cooperative
Barrett-Crofoot Inc.	Hi-Pro Feeds	Tractor Supply Co.
Cactus Feeders

Property and Facilities

Westway’s manufacturing locations are strategically located throughout the continental United States and western Canada, allowing Westway to provide nutritional livestock supplements to the majority of the livestock marketplace. The liquid feed supplements business is built around a number of geographical markets categorized by the livestock operations and products that are typical to each. The functionality of each location is dependent on the demographics of the livestock industry in the various geographical areas. Ten of Westway’s manufacturing facilities produce suspension supplements, which are the most complex liquid feed supplements, and are located in the densely confined livestock feeding areas such as the northern Texas panhandle and north-central California. Plants supplying free choice protein supplements (liquid or block) are located in areas of large free-grazing ranches or smaller hobby farm/ranch operations. Other products, such as fortified molasses for the dry feed milling industry or general-purpose molasses blends, are manufactured at all of Westway’s plant locations. Each plant is unique as it relates to the storage capacity of raw feed ingredients, manufacturing capability/capacity and geographical area served, whereas all plants can take full advantage of Westway’s proprietary least-cost “Brill” product blending and formulation program. This program allows maximum utilization of the various ingredients, while maintaining the nutrient specifications of the liquid feed supplements, thereby generating the highest gross margin for the finished product.

Typically, Westway’s leases are with major port authorities and railroad companies of the United States, although a small number are with private individuals or leasing companies (such as office buildings and toll mill sites). Port leases typically contain a ten year primary period, normally with two five year renewals at Westway’s option and exercise of a renewal requires formal notification from Westway. The majority of Westway’s leases are more than 15 years in length with a small number that are only one year in duration but subject to annual rollover. All railroad leases are currently annual leases with evergreen provisions incorporating annual inflation increases. All leases include provisions for removing equipment and returning the site to the conditions prior to execution of the original lease, together with provisions for regular testing and remediation of soil quality.

The largest liquid feed supplements storage locations by short ton capacity, both owned and leased by Westway, are as follows:

Liquid Supplement Plant Location	Owned/ Leased	Products Manufactured	Total Production Volume (tons)*	% of total	Minimum Remaining Contracted Lease Term	Remaining Lease Term Assuming Contracted Renewals	Number of Renewals Contracted & Renewal Term
Stockton, CA	Owned	LPS, MP, BL, S	263,000	15%	—	—	—
Hereford, TX	Leased	LPS, MP, BL, S	170,000	10%	1 year	Annual rollover	—
Dimmitt, TX	Owned	LPC, MP, BL, S	160,000	9%	—	—	—
Houston, TX	Owned	LPS, MP, BL	120,000	7%	—	—	—
Baltimore, MD	Leased	LPS, MP, BL	116,000	7%	14 years	24 years	2; 5 years
Clovis, NM	Owned	W	91,000	5%	—	—	—
Clewiston, FL	Leased	LPS, MP, BL	67,000	4%	9 years	19 years	2; 5 years
Albany, NY	Leased	LPS, MP, BL	63,000	4%	16 years	16 years	—
Cincinatti, OH	Leased	LPS, MP, BL, S	58,000	3%	5 years	15 years	2, 5 years
Seattle, WA	Leased	LPS, MP, BL	50,000	3%	10 years	20 years	1, 10 year
Omaha, NE	Owned	LPC, MP, BL, S	52,000	3%	—	—	—
Catoosa, OK	Leased	LPS, MP, BL, S	42,000	2%	1 year	Annual rollover	—

*                                         Based on total production of 1.7 million short tons, each ton comprising 2000 lbs in weight. Data accurate as of October 31, 2008.

LPS—Liquid Protein Supplements

MP—Mill Products (products for the dry feed mills)

BL—Blends (molasses plus one or two other ingredients)

W—Whey Permeate

S—Suspensions

Westway’s liquid feed supplements facilities can be classified into four broad groupings: suspension plants, liquid feed supplements plants, dehydrated molasses plants and block plants. Common infrastructure at all sites includes relatively large, steel liquid ingredient storage tanks that are typically designed to store viscous liquid products that are heated and have an air agitation system. Typical customer purchases utilize truck transportation of approximately 24 tons each and require a finished feed tank capacity of approximately 5,000–6,000 gallons. Westway has systems in place to manage “traceability” of all finished product shipments for the benefit of Westway’s customers.

Suspension Plants.  Suspension plants require specific dry ingredient storage infrastructure and mixing systems. Suspension formulations normally contain up to 30% insoluble feed ingredients such as calcium carbonate, potassium chloride and protein meals. These dry feed ingredients are finely ground and suspended in various liquid ingredients. Ten of Westway’s plants have the ability to manufacture suspension products.

Liquid Supplement Plants.  Liquid supplement plants typically manufacture protein supplements, feed mill products or simple blends. 24 of Westway’s plants have the ability to manufacture liquid protein supplements.

Dehydrated Molasses Plants.  Dehydration molasses plants have a substantial dry feed ingredient infrastructure. Unlike typical suspension or liquid supplement plants, dried molasses plants require large warehouses to store finished products. Two of Westway’s plants manufacture dried molasses.

Block Plants.  Block plants utilize a substantial amount of dry feed ingredient infrastructure. Formulations require a liquid premix, which is normally manufactured at one of Westway’s liquid feed supplement plants and transferred to the block plant. Block plants require a substantial amount of warehouse space to store finished products. Westway’s blocks are manufactured at two wholly-owned facilities and one joint venture site (Southern States Cooperative, Park City, KY).

Champion Liquid Feeds Pty Ltd

In addition to the territories served in North America, Westway also has a presence in the Australian feed markets through its 50% interest in Champion. Champion was formed in 2001 by Westway and Ridley for the purpose of manufacturing and distributing liquid feed supplements in Australia. Prior to the formation of the joint venture, Ridley, the largest dry feed distributor in Australia, owned and operated one liquid feed supplement plant in southern Queensland, which was producing approximately 28,000 tons of liquid feed supplements per year. By leveraging Westway’s existing intellectual property, Westway gained access to a significant new agricultural market for liquid feed supplements. In the year ended

June 30, 2008, Champion produced 42,000 tons of liquid feed supplements and an additional 42,000 tons of unprocessed molasses for the livestock industry and in December 2008, commissioned two new liquid suspension plants in central Queensland and Victoria. In the future, Westway expects that Champion will be able to supply a complete range of liquid feed supplements to Victoria, New South Wales and Queensland. Currently the following markets are served: Beef Feedlot (26%); Beef Pasture (20%); Dairy (14%) and Feed Mills (40%).

Competition

In liquid feed supplements, Westway’s competition falls into three categories in North America: direct molasses based products, the dry feed industry and the group of “pasture” livestock producers who provide little or no supplemental protein component of feed. In the direct molasses based markets, Westway is the largest producer of liquid feed supplements in North America and is the only liquid feed supplements business in North America capable of supplying all of the continental United States, northern Mexico and the western Canadian provinces. Regionally, Westway competes against a number of liquid animal feed companies that have been able to establish a customer base through ingredient supply contracts or integration into their customers’ businesses. Westway competes with Midwest Protein Molasses Supplements which is a primary supplier of suspensions to the beef feedlot area in Kansas, Nebraska, Oklahoma and Colorado and Quality Liquid Feeds, which we refer to as “QLF,” based in Dodgeville, Wisconsin. QLF competes heavily with Westway in all areas of the United States with the exception of the west coast and the southeast but does not compete in Canada or Mexico. Land O’Lakes Purina Feed LLC is considered to be the remaining key competitor.

In dry feed markets, Westway competes with the five largest companies in the market, considered to be: Land O’Lakes Purina Feed LLC, Cargill Animal Nutrition, ADM Alliance Nutrition, Inc., J.D. Heiskell & Company and Kent Feeds.

In the liquid supplemental nutrient markets Westway considers QLF the primary source of competition.

Westway’s Relationship with the ED&F Man Group

The relationship between Westway and ED&F Man and its direct and indirect subsidiaries, which we collectively refer to as the “ED&F Man group,” provides both businesses with a number of benefits. For Westway in particular, the benefits of being the preferred supplier of bulk liquid storage to ED&F Man combined with security over the quality and quantity of molasses supply to the liquid feed supplements business provide the group with a degree of certainty regarding the ongoing operational characteristics of the business and the group’s ability to service its livestock customers in the future. In tandem with the further investment opportunities made possible by the business combination, it is anticipated that the relationship provides Westway with a robust platform from which growth will be generated in the future.

Preferred Supplier Arrangements

Westway’s long-term relationship as a preferred supplier of bulk liquid storage to ED&F Man’s various trading divisions is a major part of Westway’s success and growth strategy. The contractual relationships with ED&F Man further secure a relationship that has been in place for 20 years. Westway believes that ED&F Man provides global expansion opportunities and as a preferred supplier, expects to secure the de-minimis load volume that will support both existing and new locations. This is exemplified by the recent expansion of Westway’s facilities in Houston through the provision of services to ED&F Man’s molasses, tallow and yellow grease businesses and ED&F Man’s acquisition of the molasses and feed business of PM Ag, Inc. in 2002, which resulted in Westway adding the Houston No. 2 facility to its network. ED&F Man’s further acquisition of Gardiner Smith’s U.S. fats and oils business has also provided significant revenue streams in Houston.

Westway believes that the significant and consistent revenue stream generated through its relationship with ED&F Man has provided base capacity sufficient to allow Westway to modernize and expand its Houston operations. In recent years, the Houston No. 1 terminal has doubled its capacity and revenue and, as a result of this new expansion, has generated increased storage rates. ED&F Man has participated in this new expansion as well by taking on additional space through its bio-fuels business. The Houston No. 2 terminal has been completely renovated with new docks, pipe systems and automation. In addition, the site’s capacity has expanded and many older tanks have been replaced. ED&F Man’s trading divisions not only rent space directly at this terminal but also actively trade and create volume from numerous other site customers.

Molasses Supply Contract

Molasses, as an ingredient, comprises approximately 44% of the total ingredients utilized in Westway’s formulations, of which approximately 50-55% is typically procured from offshore locations. Historically, Westway has relied upon ED&F Man to source and provide the logistics for this basic ingredient. Westway and ED&F Man have established a long-term molasses supply agreement, pursuant to which ED&F Man will be the primary supplier of offshore cane molasses, with a pricing mechanism very close to historical practices at arm’s length. Westway will continue to source all domestic beet molasses and beet molasses by-products.

Shared Services

Historically, Westway has been supported by ED&F Man, which has provided a number of corporate and back office functions and services. Following the business combination, ED&F Man will be contracted to provide Westway with shared services under transitional arrangements that allow Westway to ensure an orderly adjustment to operate as a fully independent business as soon as practical or as is most appropriate for the business. The basis for this transitional arrangement is set out in the shared services agreement under which, in summary, ED&F Man will continue to provide certain human resources, information technology, accounting administration and invoicing and other services for a period of one year as a minimum following the separation. Following this contracted period, transitional arrangements exist to facilitate the final separation of activities, function by function at the mutual agreement of both parties. During that period, Westway will continue to be charged on the same basis as it has been historically, subject to contracted normal increases for inflation.

Historically, arrangements have existed to ensure that services are provided on a basis that is reflective of normal volumes, market prices and typical business practice. Contract rates and services are negotiated at arms length and on the basis of prevailing market rates for similar storage and services, or rates that the business is able to obtain from third parties.

Business Strategy

We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the agriculture industry.  Our management intends to focus its efforts on a business combination in the United States, but if an attractive foreign business opportunity presents itself, however, our management intends to pursue it.

Effecting a Business Combination

General

We intend to structure the business combination as described above under the heading “The Proposed Business Combination with ED&F Man Holdings Limited—General—The Transaction Agreement,” and the payment of the transaction consideration as described above under the heading “The Proposed Business Combination with Integrated Drilling Equipment Company—Transaction Consideration.”  However, we cannot assure you that we will be able to complete the business pursuant to the terms of the transaction agreement, or at all.  If we are unable to complete the business combination, because our stockholders fail to approve the business combination or for any other reason, it is unlikely that we will have enough time to negotiate and consummate another business combination and would, therefore, be forced to dissolve and liquidate the trust account.

Although we have sought, and continue to seek, to have all vendors, prospective target businesses and other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will enter into such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders.  Our founders, other than Messrs. Pottinger, Prochaska and Jenkins, III, have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, by us or a prospective acquisition target. However, such founders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters in our initial public offering. We cannot assure you that such founders will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims. Further, such founders will not have any personal liability as to any claimed amounts owed to a third party that executed a waiver (including a prospective acquisition target) or the underwriters in our initial public offering.

Subject to the requirement that our initial business combination must be with an operating business in the agriculture industry that has a fair market value equal to at least 80% of our net assets at the time of the acquisition, our management had virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

Other than the factors described below, we have not established any specific attributes or criteria for prospective target businesses.  Although our management has endeavored (and, if we do not complete the business combination, our management will continue to endeavor) to evaluate the risks inherent in a particular target business, including Westway, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses; Selection of a Target Business and Structuring of a Business Combination

After completion of our initial public offering, we began contacting investment bankers, private equity firms and other business contacts to generate ideas about a suitable business combination. We did not contact ED&F Man or any of its affiliates as part of our initial search.  We also received unsolicited inquiries from several investment banking firms, private equity firms and other business intermediaries. We informed these contacts that we were seeking an operating business for our initial business combination. Criteria for suitability included our management’s assessment of the competitive strengths and weaknesses of the potential business targets, the strength of the management team, and the quality of the assets to be acquired. As disclosed in the prospectus for our initial public offering, in evaluating a prospective target business, our management team considered one or more of the following factors:

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

On a quarterly basis, our board of directors was updated on the status of the business combination search, both in general and as to any significant prospects.

Our sourcing efforts resulted in a number of potential targets. These opportunities were evaluated based on our stated criteria. Many did not fit our criteria, while some were eliminated due to too small an enterprise value or indications that the sellers’ valuation expectations were too high. The screening process was repeated multiple times, and we remained in continual dialogue with our sourcing network of investment and commercial bankers and other business contacts.

We declined to move forward on some opportunities because we did not believe the financial characteristics, industry profile and position, management teams, attainable valuations and/or deal structures were suitable. There were also companies that were not interested in pursuing a deal with us based on our publicly-traded status, capital structure or ability to close with sufficient certainty. Other companies decided to accept competitive bids from other acquirers or not to sell themselves.

Non-disclosure agreements (and trust waivers) were signed with the potential targets and preliminary discussions were initiated with such potential targets. From this universe of potential targets, we decided to pursue twelve companies based on their willingness to pursue a deal with us at that time. With these twelve targets, we had substantive discussions, conducted extensive due diligence and engaged the potential seller in a negotiation process.

The following table highlights the target businesses on which we advanced to the negotiation stage, but which were ultimately dismissed as a business combination candidate in favor of the business combination with Westway:

Target Company Business	Activity Period	Reason not Pursued
Generic Chemical Company	May 2007 to January 2008	Outbid
Grain Storage Company	August 2007 to May 2008	Seller decided not to sell
Fertilizer Producer	September 2007 to January 2008	Outbid
Agricultural Chemical Business	September 2007 to December 2008	Did not agree on valuation
Agricultural Chemical Company	October 2007	Industry weakness
Household Fertilizer and Pesticide business	December 2007 to January 2008	Did not agree on valuation
Seed Manufacturer	February 2008 to March 2008	Outbid
Retail Agricultural Company	March 2008 to April 2008	Lacked adequate financials
Generic Chemical Company	June 2008 to November 2008	Negotiations terminated upon our entering in the transaction agreement
Agricultural Retailer	April 2008 to November 2008	Negotiations terminated upon our entering in the transaction agreement

In June 2007, Mr. Francis Jenkins, Jr. by chance encountered Perk Hixon of Lazard Frères & Co., which we refer to as “Lazard.” Mr. Hixon and Mr. Francis Jenkins, Jr. had been colleagues at The First Boston Corporation.  Mr. Francis Jenkins, Jr. mentioned his work with Shermen and its desire to find an acquisition target. After this initial conversation, Mr. Hixon indicated to Mr. Francis Jenkins, Jr. that Lazard’s client, ED&F Man, was exploring various financing alternatives for certain businesses within the ED&F Man group, including, but not limited to, a potential business combination or refinancing involving its bulk liquid storage business.  Between June 2007 and December 2007, Mr. Francis Jenkins, Jr. and Mr. Hixon remained in contact regarding our possible interest in a business combination involving the bulk liquid storage business.  In December, 2007, our representatives met with representatives of ED&F Man in London to discuss a potential business transaction. Following extensive meetings and negotiations, on July 24, 2008, we and ED&F Man executed an exclusivity agreement, providing that, among other things, from such date through September 8, 2008, we would not directly or indirectly, solicit, initiate, knowingly facilitate or encourage, engage in discussions or negotiations with any other person, reach any agreement or understanding concerning, or furnish to any other person any information concerning a potential business combination with us and ED&F Man would not do any of the foregoing with respect to the businesses contemplated to be included in the transaction with us.  Between August 2008 and November 2008, representatives of Shermen and ED&F Man, and our respective counsel, negotiated the terms of the business combination and the agreements relating to the proposed transaction.  On November 25, 2008, our board of directors approved the proposed business combination with ED&F Man, the transaction agreement and related agreements, subject to negotiation of the final terms by management.  On November 25, 2008, the parties executed the transaction agreement. Prior to the opening of the U.S. financial markets on November 26, 2008, we issued a press release announcing the business combination, the principal terms of which are described above under the headings “The Proposed Business Combination with ED&F Man—General—The Transaction Agreement” and “The Proposed Business Combination with ED&F Man—Transaction Consideration”.

We believe it is unlikely that we will have sufficient funds available to us in the trust account to pay the costs associated with identifying and evaluating another target business and completing a business combination with another target business, if we are unable to complete the business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. Our board of directors obtained from Oppenheimer a written opinion, dated November 24, 2008, to the effect that, as of the date of that opinion and based on and subject to the factors, assumptions and limitations described in that opinion, (i) the purchase price (as defined in the opinion) was fair, from a financial point of view, to us and (ii) the fair market value of Westway was equal to at least 80% of our net assets.  Such opinion will be included in the proxy solicitation materials furnished to our stockholders in connection with the business combination.  Based on such opinion and the evaluation of Westway’s business and prospects by our board of direcvtors, our board of directors determined that this 80% requirement was met.

Limited Ability to Evaluate the Target Business’ Management

Although we closely scrutinized the management of Westway, we cannot assure you that our assessment of Westway’s management will prove to be correct, or that the future management will have the necessary skills, qualifications or abilities to successfully manage our company or its business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of Westway.  We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance Westway’s management.

Conversion Rights

At the time we seek stockholder approval of any business combination, including the proposed business combination with ED&F Man, we will offer each public stockholder (other than our founders) the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. Our founders will not have this right with respect to the shares owned by them because they have agreed to vote their shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders (other than our founders). The actual per-share conversion price will be equal to the amount in the trust account, including the amount held in the trust account representing the deferred portion of the underwriters’ fee, and all accrued interest (net of taxes payable) not made available to us for working capital requirements as of two business days prior to the consummation of the business combination, divided by the number of units sold in our initial public offering. Based on the amount of cash held in the trust account as of January 31, 2009, without taking into account any interest accrued after such date, each holder of IPO shares will be entitled to elect that we convert each IPO share such holder holds into a right to receive approximately $6.02 per share. There may be a disincentive for public stockholders to exercise their conversion rights due to the fact that the amount available to such stockholders is likely to be less than the purchase price paid for the unit in our initial public offering.  Voting against the business combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights prior to the time the business combination is voted upon by the stockholders. To exercise such conversion rights, a stockholder must have such stockholder’s broker electronically tender such stockholder’s shares to the transfer agent using the facilities of the Depositary Trust Company (or, in the event that such stockholder had previously requested and received a physical certificate, surrender such physical certificate to the transfer agent), accompanied by a letter of instruction and must comply with such other procedures as we may reasonably establish, by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of a meeting held for that purpose. However, the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting.

Traditionally, blank check companies have allowed converting stockholders to tender their shares after the stockholders meeting held to vote on a business combination. This procedure created uncertainty in determining whether the number of converting stockholders would result in a business combination failing. To avoid this uncertainty, we have instituted the requirement of tendering shares by converting stockholders prior to the time a business combination is voted upon by our stockholders by instructing their brokers to electronically tender their shares to the transfer agent using the facilities of the Depositary Trust Company (or, in the event that such stockholders had previously requested and received physical certificates, to surrender such physical certificates to the transfer agent). Public stockholders eligible to convert their shares who fail to comply with the procedures above by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of the stockholders meeting held to vote on a business combination will forfeit their right to receive the conversion price. We intend to remind our public stockholders of our conversion procedures in the proxy statement used in connection with the solicitation of the stockholder vote for a business combination. If a business combination is not consummated, we will return the shares tendered by the stockholders who elected conversion by returning such stockholders’ shares electronically through the facilities of the Depositary Trust Company (or, in the event that such stockholders had surrendered physical certificates, by returning such certificates by overnight mail), and will seek another acquisition target.

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

We intend to distribute the funds to eligible stockholders who elect conversion promptly after completion of the business combination. Public stockholders eligible to convert their shares who fail to comply with the procedures above by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of the stockholders meeting held to vote on a business combination will forfeit their right to receive the conversion price.

Public stockholders who convert their stock into their share of the trust account retain their warrants. We will not complete any proposed business combination for which our public stockholders owning 40% or more of the shares sold in our initial public offering (other than our founders) both vote against a business combination and exercise their conversion rights. If a business combination is not consummated, we will return the shares tendered by the stockholders who elected conversion either by returning physical certificates or by electronically through the facilities of the Depositary Trust Company (or, in the event that such stockholders had surrendered their physical certificates, by returning such physical certificates by overnight mail), and will seek another acquisition target.

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

If holders of no more than approximately 39.99% of the shares sold in our initial public offering vote against a proposed business combination and seek to exercise their conversion rights and such business combination is consummated, our founders have agreed to forfeit and return to us for cancellation a number of shares so that they will collectively own no more than 23.0% of our outstanding common stock upon consummation of such business combination (without giving effect to any shares that may be issued in the business combination). If we are unable to effect a business combination and liquidate, none of our founders will receive any portion of the liquidation proceeds with respect to common stock owned by them immediately before our initial public offering.

Plan of Dissolution and Liquidation if No Business Combination

If we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months if the extension criteria described below have been satisfied, as part of any plan of dissolution and distribution in accordance with the applicable provisions of the Delaware General Corporation Law, which we refer to as the “DGCL,” we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, including the amount representing the deferred portion of the underwriters’ fees, plus any interest (net of taxes payable) not made available to fund our working capital requirements, plus any remaining net assets. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our certificate of incorporation, our board of directors has agreed to dissolve after the expiry of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in the trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in the trust account and the funds will not be available for any other corporate purpose. Upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate the trust account to our public stockholders. Our founders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock owned by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to the warrants and all rights with respect to the warrants will effectively terminate upon our liquidation.

Based on the amount of cash held in the trust account as of January 31, 2009, without taking into account any interest accrued after such date, each holder of IPO shares will be entitled to elect that we convert each IPO share such holder holds into a right to receive approximately $6.02 per share. We cannot assure you that the actual per-share liquidation value of the trust account will not be less than approximately $6.02, plus interest (net of taxes payable), due to claims of creditors. Our founders, other than Messrs. Pottinger, Prochaska and Jenkins, III, have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. Based on representations made to us by these existing stockholders, we currently believe that they are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. We cannot assure you that such founders will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims. Further, such founders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters in our initial public offering. The indemnification is set forth in the insider letter agreements dated as of May 24, 2007, which are exhibits to the registration statement for our initial public offering. We also will have access to any funds available outside the trust account or released to us to fund working capital requirements with which to pay any such potential claims (including costs and expenses incurred in connection with our plan of dissolution and liquidation currently estimated at approximately $50,000 to $75,000).

However, the per-share liquidation price received by our public stockholders could be less than approximately $6.02 per share because we cannot predict with certainty: (i) potential claims or lawsuits that may be brought against us; (ii) what waiver agreements, if any, we will be able to obtain from vendors, prospective target businesses and/or other entities with whom we engage in business; (iii) the amount of additional expenses that we may incur that exceeds the amount of the funds held outside of the trust account; and (iv) the ability of our founders, other than Messrs. Pottinger, Prochaska and Jenkins, III, to ensure that the funds held in the trust account are not reduced by claims of vendors, prospective target businesses and/or other entities with whom we engage in business and who have not executed a waiver.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

We have sought, and will continue to seek, prior to completion of a business combination, to have all vendors, a prospective target business or other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a vendor, prospective target business or other entity were to refuse to enter into such a waiver, our decision to engage such vendor or other entity or to enter into discussions with such target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. We will promptly instruct the trustee to commence liquidating the investments constituting the trust account after the expiration of the applicable 18-month or 24-month period and upon the approval by our stockholders of our plan of dissolution and distribution.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to any suit not instituted prior to the third anniversary of the dissolution. Although we will make liquidating distributions to our stockholders as soon as reasonably possible as part of our plan of dissolution, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the DGCL, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we are obligated to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Moreover, because we are obligated to obtain the waiver agreements described above, the funds held in trust should be excluded from the claims of any creditors who executed such agreements in connection with any bankruptcy proceeding.

We may not be able to return to our public stockholders the liquidation amounts due them because we cannot predict with certainty: (i) potential claims or lawsuits that may be brought against us; (ii) what waiver agreements, if any, we will be able to obtain from vendors, prospective target businesses and/or other entities with whom we engage in business; (iii) the amount of additional expenses that we may incur that exceeds the amount of the funds held outside of the trust account; and (iv) the ability of our founders, other than Messrs. Pottinger, Prochaska and Jenkins, III, to ensure that the funds held in the trust account are not reduced by claims of vendors, prospective target businesses and/or other entities with whom we engage in business and who have not executed a waiver.

We expect that all costs associated with the implementation and completion of our dissolution and distribution, which currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account, although we cannot assure you that there will be sufficient funds for such purpose.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

•                  our board of directors will, consistent with its obligations described in our certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

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

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Other than in the event of a public stockholder seeking to convert its shares into cash upon a business combination that such stockholder voted against and that is actually completed by us, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of our initial public offering, the proxy statement related to such a business combination will also seek stockholder approval for our board of directors’ recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of this offering, our board of directors will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders. In accordance with this, we have included in our preliminary proxy statement filed with the SEC with respect to the Business Combination a proposal to approve a plan of liquidation.

Competition

We have encountered intense competition in identifying, evaluating and pursuing a target business from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Based on publicly available information, many similarly-structured companies that have gone public since August 2003 have not actually consummated a business combination or announced that they have entered into a definitive agreement for a business combination.  The fact that only a few of such companies have either completed a business combination or have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that may privately-held target businesses may not be inclined to enter into a business combination with publicly held blank check companies like us. If the business combination is not completed, we cannot assure you that we will be able to successfully compete for an attractive business combination.  Additionally because of this competition, if our stockholders do not approve the business combination, we cannot assure you that we will be able to effectuate a business combination within the required time periods.  If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.  Further, the following may not have been viewed favorably by certain target businesses:

•                  our obligation to seek stockholder approval of a business combination may delay or threaten the completion of a transaction;

•                  the length of time that may be required to complete a business combination as a result of an extensive review process by the SEC;

•                  our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•                  the outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in consummating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting the proposed business combination with ED&F Man, there will, in all likelihood, be intense competition from competitors of Westway. We cannot assure you that, subsequent to the business combination, we will have the resources to compete effectively.

Facilities

We do not own any real estate or other physical properties. Our headquarters are located at c/o The Shermen Group, 230 Park Avenue, Suite 1000, New York, NY 10169. The cost of this space is included in the $9,950 per month fee Shermen Capital Partners, LLC charges us for general and administrative service pursuant to a letter agreement between us and Shermen Capital Partners, LLC. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. Francis P. Jenkins, Jr., our chairman and chief executive officer, is the managing member of Shermen Capital Partners, LLC.

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

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC.  In accordance with the requirements of the Securities Exchange Act of 1934, amended, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent public accounting firm.

We will provide our stockholders with audited financial statements of Westway as part of the proxy solicitation materials sent to stockholders to assist them in assessing Westway and soliciting their vote on the business combination and the other proposals.  We urge you to read these financial statements and proxy solicitation materials in their entirety.

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2008.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

You will be able to read and copy any materials we file with the SEC, including, without limitation, the proxy solicitation materials relating to the business combination and the other proposals, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy and information statements upon request to our address at c/o The Shermen Group, 230 Park Avenue, Suite 1000, New York, NY 10169, Attention: Corporate Secretary, or by telephone to (212) 332-2858.

Item 1A.  Risk Factors

You should consider the following factors in evaluating our business and prospects, including the business combination, in addition to the other information included in this Annual Report on Form 10-K.  Because we have entered into the transaction agreement to effect the business combination, we have presented these risk factors under three separate sub-headings:  (i) Risks Related to Shermen, (ii) Risks Related to Our Business and Operations Following the Business Combination and (iii) Risks Related to the Business Combination.

Risks Relating to Shermen

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

We reserved approximately $115,000 from the proceeds of our initial public offering and the private placement of the founder warrants and receive one half of the interest earned on the trust account, net of taxes, up to a total of $1,500,000 to cover our operating expenses until May 30, 2009 and to cover the expenses incurred in connection with a business combination. These amounts are based on our management’s estimate of the amount needed to fund our operations through May 30, 2009, to consummate a business combination and to fund our working capital requirements. This estimate may prove inaccurate, especially if we expend a significant portion of the available funds in pursuit of a business combination that is not consummated. Additionally, although we have no present intention to do so, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. If so, any such amount would be based on the terms of the specific transaction and the amount of available funds at the time. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our founders, directors and officers or from third parties. We may not be able to obtain additional financing, and our founders, directors and officers are not obligated to provide any additional financing to us. If we do not have sufficient funds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of a business combination. Specifically, our certificate of incorporation provides, among other things, that:

•                 in the event we do not consummate a business combination by the later of 18 months after the consummation of our initial public offering or 24 months after the consummation of our initial public offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed, our purpose and powers will be limited to dissolving, liquidating and winding up; provided, however, that we will reserve our rights under Section 278 of the Delaware General Corporation Law to bring or defend any action, suit or proceeding brought by or against us;

•                 our management will take all actions necessary to liquidate the trust account as part of any plan of dissolution and distribution in the event we do not consummate a business combination by the later of 18 months after the consummation of our initial public offering or 24 months after the consummation of our initial public offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but was not consummated within such 18 month period;

•                 A portion of our initial public offering proceeds (approximately $119,400,000) that has been placed into the trust account may not be disbursed from the trust account except in connection with, or following, a business combination, upon our liquidation or as otherwise permitted in our certificate of incorporation;

•                 prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•                 we may consummate the business combination only if approved by a majority of our stockholders and our public stockholders owning less than 40% of the IPO shares exercise their conversion rights;

•                 if a business combination is approved and consummated, our public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share (based on the number of units sold in our initial public offering) of the trust account;

•                 if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified above, then we will be dissolved and distribute to all of our public stockholders their pro rata share (based on the number of units sold in our initial public offering) of the trust account and any remaining net assets pursuant to a plan of dissolution and distribution adopted as provided therein; and

•                 we may not consummate any other merger, acquisition, stock purchase, asset purchase or similar transaction other than a business combination that meets the conditions specified above, including the requirement that the business combination be with an operating business in the agriculture industry whose fair market value is equal to at least 80% of our net assets at the time of such business combination.

Under Delaware law, the foregoing provisions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment and calls a shareholders meeting,

at which the holders of a majority of our common stock vote in favor of such amendment. Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions. However, we view these provisions as obligations to our stockholders, and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions.

Our certificate of incorporation and by-laws contain certain provisions that may make it more difficult, expensive or otherwise discourage, a tender offer or a change in control or takeover attempt by a third party, even if such a transaction would be beneficial to our stockholders.

The existence of certain provisions in our certificate of incorporation and by-laws may have a negative impact on the price of our common stock by discouraging a third party from purchasing our common stock. These provisions could also have the effect of discouraging a third party from pursuing a non-negotiated takeover of Shermen and preventing certain changes of control. In addition to our staggered board, our by-laws require that, subject to certain exceptions, any stockholder desiring to propose business or nominate a person to the board of directors at a stockholders meeting must give notice of any proposals or nominations within a specified time frame. Our by-laws also limit the ability of stockholders to remove directors, call stockholders meetings and act by written consent and provide that vacancies of the board of directors may only be filled by a majority of the remaining directors.

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share liquidation price received by our public stockholders could be less than approximately $6.02 per share.

Placing the funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, prospective target businesses and other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will enter into such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds of our initial public offering and the private placement of the founder warrants held in the trust account could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $6.02, plus interest (net of taxes payable), due to claims of such creditors or other entities. Our founders, other than Messrs. Pottinger, Prochaska and Jenkins, III, have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, by us or a prospective acquisition target. However, these stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. Based on representations made to us by these stockholders, we currently believe that they are capable of funding a shortfall in the trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. We cannot assure you that these stockholders will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims. Further, these stockholders will not have any personal liability as to any claimed amounts owed to a third party that executed a waiver (including a prospective acquisition target) or the underwriters. The indemnification is set forth in the insider letter agreements, dated as of May 24, 2007, signed by these stockholders which are exhibits to the registration statement for our initial public offering. We also will have access to any funds available outside the trust account or released to us to fund working capital requirements with which to pay any such potential claims.  However, the per-share liquidation price received by our public stockholders could be less than approximately $6.02 per share because we cannot predict with certainty: (i) potential claims or lawsuits that may be brought against us; (ii) what waiver agreements, if any, we will be able to obtain from vendors, prospective target businesses and/or other entities with whom we engage in business; (iii) the amount of additional expenses that we may incur that exceeds the amount of the funds held outside of the trust account; and (iv) the ability of our founders, other than Messrs. Pottinger, Prochaska and Jenkins, III, to ensure that the funds held in the trust account are not reduced by claims of vendors, prospective target businesses and/or other entities with whom we engage in business and who have not executed a waiver. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our stockholders the liquidation amounts otherwise due them.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

If we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period), we will dissolve. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to any suit not instituted prior to the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Unlike most other blank check companies, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our founders) the right to have his, her or its shares of our common stock converted to cash if such public stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of our common stock voted by our public stockholders are voted in favor of the business combination and (ii) our public stockholders owning 40% or more of the IPO shares do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

Unlike most other blank check companies, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our founders) the right to have his, her or its shares of our common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated.  Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check companies which have a 20% threshold, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our common stock as consideration, we may be required to issue a higher percentage of our common stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Public stockholders who vote against a business combination will forfeit their conversion rights if they do not comply with the required conversion procedures in a timely manner.

In order to convert our common stock into a pro rata share (based on the number of units sold in our initial public offering) of the amount held in the trust account, our public stockholders, in addition to voting against the business combination, must also affirmatively exercise their conversion rights prior to the time the business combination is voted upon by our stockholders. To exercise such conversion rights, such a stockholder must instruct such stockholder’s broker to electronically tender such stockholder’s shares to the transfer agent using the facilities of the Depositary Trust Company (or, in the event that such stockholder had previously requested and received a physical certificate, to surrender such physical certificate to the transfer agent), accompanied by a letter of instruction, and must comply with such other procedures as we may reasonably establish, by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of the stockholders meeting held to vote on a business combination. Our public stockholders eligible to convert their shares who fail to comply with the required conversion procedures will forfeit their right to receive the conversion price. We intend to remind our stockholders of our conversion procedures in the proxy statement used in connection with the solicitation of the stockholder vote for a business combination. The proxy statement used in connection with the stockholders meeting for a business combination will be delivered personally or will be mailed to our stockholders not less than ten (10) days before the date of such meeting, and accordingly, our public stockholders who elect conversion will have to comply with the required conversion procedures in a timely manner.

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

Certain of our directors and officers own shares of our common stock through our sponsor, but have, with respect to shares of our common stock owned by them through our sponsor immediately prior to our initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Certain of our directors and officers purchased 5,214,286 founder warrants through our sponsor in a private placement, concurrently with our initial public offering. The shares of our common stock and founder warrants owned by such directors and officers and their affiliates through our sponsor will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our directors’ and officers’ interests in obtaining reimbursement for any reasonable out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in our stockholders’ best interest.

Our founders, directors and officers will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and one-half of the interest earned on the trust account, net of taxes, up to a total of $1,500,000, unless the business combination is consummated. The amounts of available proceeds and the interest on the trust account available to us to fund our working capital requirements are based on our management’s estimate of the amount needed to fund our operations for a period of 24 months following the consummation of our initial public offering and consummate a business combination. This estimate may prove to be inaccurate, especially if a portion of the available funds in the trust account and the interest on the trust account available for working capital purposes is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of our directors and officers could influence their motivation in selecting a target business, and thus there may be a conflict of interest when determining whether a particular business combination is in the best interest of our public stockholders.

We may engage in a business combination with a target business that has a relationship with entities that may be affiliated with certain stockholders and our directors and officers, which may raise potential conflicts of interest.

In light of the involvement of our founders, directors and officers with other agriculture companies and our intent to consummate a business combination with an operating business in that same sector, we may decide to acquire a business affiliated with such stockholders, our officers or our directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with a business affiliated with such stockholders, our officers or our directors, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our stockholders as they would be absent any conflicts of interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We will complete only one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.

To complete a business combination, we may use approximately $115,000 of the net proceeds of our initial public offering and the sale of the founder warrants, and the interest on the trust account, net of taxes, up to a total of $1,500,000 that will be available for working capital purposes. Our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of such business combination. It is probable that the company we acquire in our initial business combination will have only a limited number of services or products. The resulting lack of diversification:

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

•                  our obligation to convert our shares of our common stock into cash in certain instances may reduce the resources available for a business combination; and

•                  outstanding warrants (including the founder warrants) and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that a certain portion of the net proceeds of our initial public offering and the sale of the founder warrants and the interest on the trust account available for working capital purposes will be sufficient to allow us to consummate a business combination, in as much as we have not yet selected any prospective target businesses, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of our initial public offering and the sale of the Founder warrants and the interest on the trust account available for working capital purposes prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders as a result of the exercise of conversion rights, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to re-negotiate or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could adversely affect the continued development or growth of the target business or our combined business or businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of a business combination.

Our founders, directors and officers control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our founders, directors and officers collectively own approximately 20% of the issued and outstanding shares of our common stock. In addition, certain of our directors and officers purchased through our sponsor 5,214,286 Founder warrants from us in a private placement concurrently with our initial public offering. Any exercise of these founder warrants by our directors and officers would increase their ownership percentage. These holdings could allow our founders, directors and officers to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

Our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founders, directors and officers, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders, directors and officers will continue to exert control at least until the consummation of a business combination and may continue to exercise substantial control after a business combination due to their significant ownership. In connection with the vote required for our initial business combination, all of our founders, directors and officers, have agreed to vote the shares of our common stock then owned by them in accordance with the majority of the shares of our common stock voted by our stockholders other than our founders, directors and officers. However, the affiliates and relatives of our founders, directors and officers are not prohibited from purchasing shares in the aftermarket, and they will have full voting rights with respect to any shares of our common stock they may acquire in subsequent market transactions. If they do, we cannot assure you that our founders, directors and officers, through their affiliates and relatives, will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we issued 40,000,000 warrants. We sold a total of 5,214,286 founder warrants to certain of our directors and officers through our sponsor in a private placement concurrently with our initial public offering. To the extent we issue shares of our common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and founder warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, warrants and founder warrants may make it more difficult to effectuate a business combination or increase the acquisition cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying these warrants and founder warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our founders and the underwriters for our initial public offering exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

The majority of our founders are entitled to make up to two demands that we register the resale of their shares of our common stock, and the representatives of the underwriters for our initial public offering have customary “piggy back” registration rights with respect to up to 700,000 units in the aggregate (350,000 units for each representative) it has an option to purchase. If the majority of such stockholders and such underwriters exercise their registration rights, then there could be additional shares of our common stock eligible for trading in the public market. The increase in the number of shares of our common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The founder warrants have a superior exercise right to Warrants received in our initial public offering.

The founder warrants sold to certain of our directors and officers through our sponsor concurrently with our initial public offering may be exercised pursuant to an exemption to the requirement that the common stock underlying such founder warrants be registered pursuant to an effective registration statement. Therefore, the founder warrants may be exercised whether or not a current registration statement is in place. The warrants received in our initial public offering may only be exercised if a current registration statement is in place. We are required only to use our best efforts to maintain a current registration statement; therefore, the warrants issued in our initial public offering may expire worthless.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you or while a prospectus is not current, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. Moreover, redemption of the outstanding warrants can and may occur while a prospectus is not current and therefore the warrants are not exercisable. If this occurs, your warrants would be worthless.

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

Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the founder warrants, and the shares of our common stock underlying the founder warrants, should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws. Although the directors and officers have waived their respective rights, if any, to rescind their purchases of the founder warrants as a remedy to our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. In addition, Section 14 of the Securities Act of 1933, as amended, states that any condition, stipulation, or provision binding any person acquiring any security to waive any provision of the Securities Act of 1933, as amended, or rules and regulations of the SEC shall be void. If the directors and officers bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate of $3,650,000, plus interest, to them, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the required period, the amount available to our stockholders upon our liquidation.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on Nasdaq or a national securities exchange.

Our securities are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by the National Association of Securities Dealers, Inc., or NASD, but not included in Nasdaq.

Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on Nasdaq or a national securities exchange. Lack of liquidity may adversely affect the price at which you may be able to sell our securities or your ability to sell our securities at all.

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

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with our organization, our initial public offering and activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of reasonable out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such reasonable out-of-pocket expenses exceed the available proceeds not deposited in the trust account and the interest on the trust account available for working capital purposes, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could adversely affect our business and operations and the price of Common Stock held by our stockholders.

Risks Related to Our Business and Operations

Following the Business Combination

In connection with the business combination, the combined company will be entering into new credit facilities. The indebtedness associated with these facilities may restrict the combined company’s operating flexibility, could adversely affect its financial health and could prevent it from fulfilling certain financial obligations.

In connection with the business combination, the combined company will enter into one or more credit facilities. The borrowings under these facilities will be used primarily to assist the combined company in funding capital expenditures and working capital of the combined company. The indebtedness associated with these facilities could significantly affect the combined company’s financial health and its ability to fulfill certain financial obligations. For example, a high level of indebtedness could:

•                  make it more difficult to satisfy current and future debt obligations;

•                  make it more difficult to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•                  require the combined company to dedicate a substantial portion of cash flows from operating activities to the payment of principal and interest on the indebtedness, thereby reducing the funds available for operations and other purposes, including investments in research and development, capital spending and acquisitions;

•                  place the combined company at a competitive disadvantage to competitors who are not as leveraged; and

•                  make the combined company vulnerable to interest rate fluctuations, if any indebtedness that bears interest at variable rates is incurred.

Any acquisition strategy and expansion programs require access to new capital. Tightened credit markets or more expensive capital could impair the combined company’s ability to grow.

Westway’s business strategies include acquiring additional terminal, transportation and storage facilities and the expansion of its existing liquid storage capacity. Additional funds would be required to grow the business and implement these strategies. Any equity or debt financing used to raise such additional funds, if available at all, may not be on favorable terms. An inability to access the capital markets may result in a substantial increase in leverage and have a detrimental impact on the combined company’s creditworthiness. If adequate financing cannot be obtained, these business strategies may not be able to be fully implemented, and the combined company’s financial condition and results of operations could be adversely affected.

Westway’s business is highly dependent on the ED&F Man group.

Westway’s liquid feed supplements business relies to a significant extent on the ED&F Man group as a supplier of the raw materials used as components of Westway’s products and we intend that the combined company will continue sourcing a substantial proportion of these raw materials from them in the future. In the event that the combined company is unable to purchase these raw materials on favorable terms from the ED&F Man group, it may be unable to find suitable alternatives to meet its raw material needs, which could adversely affect its financial condition and results of operations.

The ED&F Man group is also an important customer of Westway’s bulk liquid storage business, and we expect that the combined company will derive a substantial portion of its revenue from this relationship for the foreseeable future. Events that adversely affect the business operations of the ED&F Man group could adversely affect the combined company’s financial condition or results of operations. Therefore, the combined company will be indirectly subject to the business risks of the ED&F Man group, which are not always similar to the business risks the combined company will face. For example, a material increase in the price of petroleum, a material decline in demand for molasses, or a significant decrease in the ED&F Man group’s ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of the combined company’s liquid storage capacity at its bulk liquid storage facilities, which could cause the combined company’s revenue and results of operations to decline. In addition, if the ED&F Man group is unable to meet its contractual commitments to the combined company for any reason, then the combined company’s revenue and cash flow could decline.

Westway’s business involves many hazards and operational risks, including adverse weather conditions, which could result in substantial liabilities and increased operating costs.

Westway’s operations are subject to the many hazards inherent in the storage of liquid products, including, but not limited to:

•                  leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•                  extreme weather conditions, such as hurricanes, tropical storms, and rough seas, which are common along the Gulf Coast;

•                  explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors; and

•                  acts of terrorism or vandalism.

If any of these events were to occur, substantial losses could be incurred as a result of personal injury or loss of life, severe damage to and destruction of storage tanks, processing facilities and related property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, if there are accidental releases or spills of products at the liquid storage facilities, the combined company could be faced with material third-party costs and liabilities, including those relating to claims for damages to property and persons. Furthermore, events like hurricanes can affect large geographical areas which could cause us to suffer additional costs and delays in connection with subsequent repairs and operations, because contractors and other resources are not available or are only available at substantially increased costs following widespread catastrophes.

The obligations of several of Westway’s key customers under their liquid storage services agreements with Westway may be reduced or suspended in some circumstances, which could adversely affect the combined company’s financial condition and results of operations.

Westway’s agreements with several of its significant customers provide that, if any of a number of events, referred to as events of force majeure, occur and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, customer obligations would be temporarily suspended with respect to that facility. In that case, a significant customer’s minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, the combined company’s revenue and results of operations could be adversely affected.

The completion of the business combination could result in disruptions to the combined company’s business, loss of customers or contracts or other adverse effects.

The completion of the business combination could cause disruptions, including potential loss of customers and other business partners, and have adverse effects on the combined company’s business and operations. It is possible that Westway’s existing customers and other business partners, in response to the completion of the business combination, could adversely change or terminate their relationships with the combined company following the business combination, which could have an adverse effect on the combined company’s business. Prior to the completion of the business combination, ED&F Man and Westway will seek to obtain or cause to be obtained consents, authorizations or approvals relating to contracts from parties thereto in connection with port leases and commercial contracts, but there can be no assurance that they will be able to receive all such consents. The failure to obtain any such consents, authorizations or approvals could have an adverse effect on the combined company’s financial condition and results of operations.

If one or more of Westway’s significant customers do not continue to engage it to provide services after the expiration of those customers’ current liquid storage services agreements with Westway and we are unable to secure comparable alternative arrangements, the combined company’s financial condition and results of operations could be adversely affected.

Westway’s liquid storage services agreements with its customers ordinarily provide for terms of between 12 and 36 months. After the expiration of each of these liquid storage services agreements, the customers may elect not to continue to engage Westway to provide services. In addition, even if a significant customer does engage Westway, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, the combined company may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, substantial costs may be incurred if modifications to liquid storage facilities are required in order to attract substitute customers or provide alternative services. To the extent a significant customer does not extend or renew its liquid storage services agreement, if we extend or renew the liquid storage services agreement on less favorable terms or if substantial costs are incurred to attract substitute customers, the combined company’s financial condition and results of operations could be adversely affected.

Competition from other businesses providing liquid storage that are able to supply Westway’s significant customers with liquid storage capacity at a lower price could adversely affect the combined company’s financial condition and results of operations.

Westway faces competition from other liquid storage facilities that may be able to supply significant customers with integrated liquid storage services on a more competitive basis. Westway competes with multi-national, national and regional liquid storage companies, of widely varying sizes, financial resources and experience. The combined company’s ability to compete could be harmed by factors beyond its control, including, but not limited to:

•                  price competition from liquid storage and transportation companies, some of which are substantially larger than Westway and have greater financial resources and control substantially greater product storage capacity;

•                  the perception that another company may provide better service; and

•                  the availability of alternative supply points or supply points located closer to customers’ operations.

If the combined company is unable to compete with services offered by other enterprises, its financial condition and results of operations could be adversely affected.

Some of Westway’s liquid storage facilities have been in service for many years, potentially resulting in increased maintenance or remediation expenditures, which could adversely affect the combined company’s results of operations.

Westway’s liquid storage assets are generally long-lived assets. As a result, some of these assets have been in service for many years. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect the combined company’s financial condition, results of operations and cash flows.

The impact of environmental regulation on the combined company’s liquid storage facilities could adversely affect its level of cash flow.

Environmental regulation could result in increased operating and capital costs. Westway’s business operations are subject to federal, state and local, and some foreign laws and regulations relating to environmental protection. For example, if an accidental leak, release or spill of chemicals or other products occurs from Westway’s liquid storage facilities, the combined company could experience significant operational disruptions and may have to pay a significant amount to clean up the leak, release or spill or pay for government penalties, address natural resource damage, compensate for human exposure or property damage, or a combination of these measures. The resulting costs and liabilities could negatively affect the combined company’s level of cash flow. The impact of U.S. Environmental Protection Agency standards or future environmental measures could increase costs significantly if environmental laws and regulations become stricter.

The availability, demand for and price of agricultural commodities and agricultural commodity products can be affected by weather, disease and other factors beyond our control.

Weather conditions have historically caused volatility in the agricultural commodity industry and consequently in that segment of Westway’s operating results related to liquid feed supplements, by causing crop failures or significantly reduced harvests, which can adversely affect the supply and pricing of the agricultural commodities that Westway sells and uses in its business, such as molasses, and negatively affect the creditworthiness of its customers and suppliers. The availability and price of agricultural commodities are also subject to other unpredictable factors, such as plantings, government farm programs and policies, demand from the biofuels industry, price volatility as a result of increased participation by non-commercial market participants in commodity markets and changes in global demand resulting from population growth and changes in standards of living. In addition, the supply and price of agricultural commodities can be affected by factors such as plant disease. Demand for liquid feed supplements can also be adversely affected by the outbreak of disease in livestock and poultry, as further described below under “—Westway is subject to animal feed industry risks.” These factors could cause volatility in the agricultural commodity industry and, consequently, in the combined company’s financial condition and results of operations.

Westway is subject to animal feed industry risks.

Westway is subject to animal feed industry risks which include, but are not limited to, product spoilage or contamination, government regulation of the animal feed industry, including processing and labeling regulations, shifting customer preferences and concerns, including concerns regarding genetically modified organisms as well as other environmental concerns, and potential product liability claims. These matters could adversely affect the combined company’s financial condition and results of operations.

Westway’s liquid feed supplements are used as ingredients in livestock and poultry feed, and as such, the combined company will be subject to demand risks associated with the outbreak of disease in livestock and poultry, including, but not limited to, mad-cow disease and avian influenza. The outbreak of disease could adversely affect demand for liquid feed supplements used in livestock and poultry feed. A decrease in demand for these liquid feed supplements could adversely affect the combined company’s revenues and results of operation.

Westway’s liquid feed supplements business is vulnerable to cyclicality in the agricultural commodities industry, highly dependent on agricultural commodity prices and susceptible to changes in raw material prices, which are subject to significant volatility and uncertainty.

Westway’s liquid feed supplements business is affected by variations in supply and processing capacity for the liquid feed supplements that it sells and the raw materials that it uses. These variations have resulted in cyclical fluctuations in the liquid feed supplements business’ profitability. The price of liquid feed supplements is influenced by market demand, factors affecting crop yields, farmer planting and husbandry decisions and general economic, market and regulatory factors. The significance and relative effect of these factors on the price of liquid feed supplements is difficult to predict. Any factor that tends to negatively affect the demand for livestock and poultry, such as increased supply and cost, could decrease the price for liquid feed supplements and potentially harm the combined company’s business. In addition, the combined company could also have difficulty, from time to time, in physically sourcing the raw materials for liquid feed supplements on economical terms due to supply shortages. Such a shortage could require the combined company to suspend operations until such raw materials are available at favorable economical terms, which could have an adverse effect on the combined company’s business, financial condition and results of operations.

Government policies and regulations affecting the agricultural sector and related industries could adversely affect the combined company’s financial condition and results of operations.

Agricultural production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence industry profitability, the planting of certain crops, or grazing of certain types of livestock, versus other uses of agricultural resources, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies could adversely affect the supply, demand for and prices of the combined company’s products, restrict the ability to do business in existing and target markets and could cause a deterioration in the combined company’s financial condition and results of operations.

The combined company will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a relatively short time frame.

Westway, as part of a private company, has not been required to prepare or file periodic and other reports with the SEC under applicable federal securities laws, in order to comply with the requirements of the federal securities laws applicable to public companies, or to document and assess the effectiveness of its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our activities, we have not been required to establish and maintain such disclosure controls and procedures and internal controls over financial reporting as will be required of us after the business combination as a result of our becoming a public company that conducts substantial operations.

Section 404 of the Sarbanes-Oxley Act of 2002 will require the combined company to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting with respect to the Westway business beginning with the fiscal year ending December 31, 2010. The combined company also must have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls. Any delays or difficulty in satisfying these requirements could adversely affect the combined company’s future results of operations and our share price. The combined company could incur significant costs to comply with these requirements.

We could in the future discover areas of internal control over financial reporting that need improvement. Further, we and our auditors may experience greater difficulty in establishing a system of internal control over financial reporting once we are an operating company. There can be no assurance that remedial measures will result in adequate internal control over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet its reporting obligations. If the combined company is unable to conclude that it has effective internal control over financial reporting, or if its auditors are unable to provide an unqualified report regarding the effectiveness of internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of its financial statements, which could result in a decrease in the value of its share price. In addition, failure to comply with Section 404 could potentially subject the combined company to sanctions or investigation by the SEC or other regulatory authorities.

Westway’s business depends, in part, upon certain individuals who may not necessarily continue to be affiliated with us.

The combined company will be dependent, in part, on the efforts of Westway’s management team, including Messrs. Harding, Driggers and Shoemaker and the loss of services of one or more members of this team, each of whom has substantial experience in the bulk liquid storage and liquid feed supplements businesses, as applicable, could have an adverse effect on our business strategies and the growth and development of its business. If one or more members of this management team were no longer affiliated with the combined company, or if the combined company ceased to receive advisory services from them, its inability to recruit other employees of equivalent talent could have an adverse effect on its financial condition and results of operations. The combined company will not have employment contracts with any members of Westway’s management team immediately following the business combination.

Risks Related to the Business Combination

If the business combination is not completed, we may have insufficient time or funds to complete an alternate qualifying business combination and may be forced to liquidate. Holders of our common stock and warrants may incur losses.

Pursuant to our certificate of incorporation, among other things, we must complete a business combination with a target business having a fair market value equal to at least 80% of our net assets at the time of acquisition within 18 months after the consummation of our initial public offering or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months of the consummation of our initial public offering and the business combination relating thereto has not yet been consummated within such 18-month period. Because we entered into the transaction agreement within the 18-month period, we have 24 months from the consummation of our initial public offering to complete a business transaction. The 24-month period expires on May 30, 2009. If we fail to consummate a qualifying business combination prior to that date, our officers will, in accordance with our certificate of incorporation, take all action necessary to dissolve Shermen and liquidate the trust account as soon as reasonably possible in accordance with a plan of liquidation described above under the heading “Effecting a Business Combination—Plan of Dissolution and Liquidation if No Business” in Item I of this Annual Report on Form 10-K. In any dissolution and liquidation, the amount held in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below), will be distributed on a pro rata basis to the holders of our common stock issued in our initial public offering. Certain of our officers and directors have waived their rights to participate in any liquidation distribution with respect to the shares that they acquired prior to our initial public offering.

Neither we nor our board of directors have any present intention to propose, or seek stockholder approval of, any amendment or removal of the provisions in our certificate of incorporation that would require us to dissolve Shermen and liquidate the trust account if we do not consummate a business combination before May 30, 2009.  However, our certificate of incorporation provides that we could amend these provisions if we were to obtain the approval of such amendments by the holders of at least 80% of our outstanding shares of common stock and the amendments specifically provide that stockholders who both vote against the amendment and elect to exercise their conversion rights would receive their pro rata share of the funds in the trust account upon the effectiveness of such amendment.

If holders of 40% or more of the IPO shares exercise their conversion rights, we may be forced to liquidate the trust account, stockholders may receive less than $6.00 per share and the warrants may expire and be worthless.

Pursuant to our certificate of incorporation, if holders of 40% or more of the IPO shares exercise their conversion rights, we will not be able to consummate the business combination and may be forced to dissolve and liquidate the trust account. While we may pursue a business combination with another qualified target business, if we cannot consummate a business combination by May 30, 2009, we will be forced to dissolve and liquidate the trust account.

If we are forced to dissolve and liquidate the trust account, our stockholders could receive less than the per unit offering price of $6.00 in the initial public offering, and our warrants will expire and become worthless.

If we are forced to dissolve and liquidate the trust account, our public stockholders could receive less than the per-unit offering price in our initial public offering of $6.00 and our warrants will expire and become worthless. In any dissolution and liquidation of the trust account, the net proceeds of our initial public offering held in the trust account, plus any interest earned thereon, minus $1,442,494 of interest which has been drawn for working capital purposes and taxes, will be distributed on a pro rata basis to the holders of the IPO shares. As of January 31, 2009, there was approximately $6.02 per share in the trust account, after accounting for taxes owing and our working capital draw.

In addition, upon dissolution, third parties may bring claims against us. Although we have obtained waiver agreements from a number of vendors and service providers we have engaged and owe money to and prospective target businesses, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any funds held in the trust account, there is no guarantee that they or other vendors who did not execute such waivers will not seek recourse against the trust account notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of these agreements. Accordingly, the proceeds of our initial public offering and the private placement of warrants with our sponsor held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $6.00, plus interest (net of taxes payable), due to claims of such creditors or other entities.

Upon our dissolution and liquidation of the trust account there would be no distribution with respect to our outstanding warrants and, accordingly, the warrants would expire and be worthless.

If the business combination, the other proposals are not approved by our stockholders, and we do not consummate a business combination by May 30, 2009, and are therefore required to dissolve and liquidate the trust account, payments from the trust account to our stockholders could be delayed in the event that the dissolution proposal is not approved.

In the event that we present the dissolution proposal to our stockholders and it is not approved, we would nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation of the trust account. The funds held in the trust account could not be distributed except upon our dissolution and, unless and until such approval were obtained from our stockholders, the funds held in the trust account would not be released. Consequently, holders of a majority of our outstanding common stock must approve our dissolution in order to receive the funds held in the trust account, and the funds would not be available for any other corporate purpose.

These procedures, or a vote to reject this or any other plan of liquidation, could result in substantial delays in the liquidation of the trust account and pro rata distribution of the funds held in the trust account plus any of our remaining net assets to our stockholders as part of our plan of liquidation.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

If we do not complete a qualifying business combination by May 30, 2009 and our stockholders have approved the dissolution proposal, we will proceed with our proposed plan of liquidation.  Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution and liquidation of the trust account. If we comply with procedures intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to any suit not instituted prior to the third anniversary of the dissolution. Although we are seeking stockholder approval to liquidate the trust account and distribute a pro rata amount of the funds held therein plus any of our remaining net assets to holders of the IPO shares as part of our plan of liquidation, we do not intend to comply with those procedures. In the event that our stockholders approve the plan of liquidation and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds could be liable for claims made by creditors. Those stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders could extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to those third parties by us.

We may have insufficient resources to cover our operating expenses and the expenses of consummating the business combination.

We reserved approximately $115,000 from the proceeds of our initial public offering and the private placement of warrants with our sponsor, and receive one half of the interest earned on the trust account, net of taxes, up to a total of $1.5 million to cover our operating expenses until May 30, 2009, and to cover the expenses incurred in connection with a business combination.  We expect to spend approximately $7.5 million on fees and expenses in connection with the business combination, most of which are contingent upon the consummation of the business combination.  These estimates may prove inaccurate.  Currently we do not have any cash available to us outside of the trust account.  If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our initial stockholders, our sponsor, our directors and officers or from third parties. We may not be able to obtain additional financing, and our initial stockholders, our sponsor, our directors and officers are not obligated to provide any additional financing to us. If we do not have sufficient funds and are unable to obtain additional financing, we may be forced to liquidate the trust account prior to consummating the business combination.

Public stockholders who vote against the business combination will forfeit their conversion rights if they do not comply with the required conversion procedures in a timely manner.

In order to convert shares of our common stock into the right to receive a pro rata portion (based on the number of IPO shares) of the funds in the trust account, our public stockholders, in addition to voting against the business combination, must also affirmatively exercise their conversion rights prior to the time the business combination is voted upon by our stockholders. To exercise these conversion rights, stockholders must instruct their brokers to electronically tender their shares to our transfer agent using the facilities of the Depositary Trust Company (or, in the case of a stockholder that previously requested and received a physical certificate, to surrender such physical certificate to the transfer agent), accompanied by a letter of instruction, and must comply with such other procedures as we may reasonably establish, by 5:00 P.M., Eastern Standard Time, on the business day immediately preceding the date of the stockholders meeting held to vote on the business combination. Our public stockholders eligible to convert their shares who fail to comply with the required conversion procedures will forfeit their right to receive the conversion price.

We expect to incur significant costs associated with the business combination, whether or not the business combination is completed, which will reduce the amount of cash otherwise available for other corporate purposes.

We expect to incur significant costs associated with the business combination, whether or not the business combination is completed. These costs will reduce the amount of cash otherwise available for other corporate purposes. We expect to spend approximately $7.5 million on fees and expenses in connection with the business combination, most of which are contingent upon the consummation of the business combination. There is no assurance that the actual costs will be within our estimates. There is no assurance that the significant costs associated with the business combination will prove to be justified in light of the benefit ultimately realized.

Our available funds will be reduced to the extent holders of the IPO shares exercise their conversion rights. A reduction in these funds could adversely affect the combined company’s business and future operations.

Pursuant to our certificate of incorporation, holders of IPO shares may demand that we convert their shares into the right to receive a pro rata portion (based on the number of IPO shares) of the funds held in the trust account, calculated as of two business days prior to the anticipated consummation of the business combination. We cannot consummate the business combination if holders of 40% or more of the IPO shares exercise these conversion rights. Based upon the amount of the funds in the trust account as of January 31, 2009, if none of our stockholders elect to convert their IPO shares, the trust account will contain approximately $138.4 million at the closing.  If any of our stockholders elect to exercise their conversion rights, this amount will be reduced by the amount of any disbursements made to those stockholders.  For instance, if the holders of 39.99% of the IPO shares exercise their conversion rights, we would be required to disburse approximately $55.4 million to those stockholders, and the trust account would contain approximately $83.1 million at the closing (based on the amount of the funds in the trust account as of January 31, 2009). In such an event, we would have fewer funds available for our business and future operations, and would need to draw on our financing to pay a portion of the purchase price to ED&F Man, which could adversely affect the combined company’s business and future operations.

Our initial stockholders are liable if proceeds of the trust account are reduced by claims in the event the business combination is not consummated. This liability may have influenced their decision to approve the business combination.

Our founders, other than Messrs. Pottinger, Prochaska and Francis P. Jenkins, III, have agreed, subject to limited exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a dissolution and liquidation of the trust account and the claims are made by a vendor or service provider for services rendered, or products sold, by us or a prospective acquisition target. However, these stockholders will not have any personal liability as to any claimed amounts owed to a third-party who executed a waiver (including a prospective acquisition target). If we consummate a business combination, on the other hand, these stockholders will not be liable for all such claims. The personal and financial interests of our initial stockholders may influence their motivations in consummating the business combination.

Our current directors either directly or beneficially own shares of common stock and warrants and have other interests in the business combination that are different from and in addition to yours.

In our initial public offering in May 2007, our public stockholders purchased 23.0 million units, each unit consisting of one share of our common stock and two warrants, each to acquire one share of our common stock at an exercise price of $5.00 each, for an aggregate purchase price of $138.0 million, including proceeds from the exercise of the underwriters’ over-allotment option.

In a private placement concurrent with our initial public offering, our sponsor purchased an aggregate of approximately 5.2 million founder warrants at a purchase price of $0.70 per warrant (for a purchase price of approximately $3.7 million in the aggregate) which were distributed to its members, including some of our current directors. In light of the amount of consideration paid, the members of our board of directors will likely benefit from the consummation of the business combination, even if the business combination causes the market price of our securities to significantly decrease.

Furthermore, the approximately $3.7 million purchase price for the approximately 5.2 million founder warrants, many of which are beneficially owned by a number of our executive officers and directors, will be included in the funds that are distributed to our public stockholders in the event of our dissolution and liquidation of the trust account. This may influence their motivation for promoting the business combination and/or soliciting proxies for the approval of the transaction agreement proposal. These securities are subject to lock-up agreements and, subject to limited exceptions, the common stock may not be sold, assigned or transferred until at least six months after we consummate a business combination. In addition, our initial stockholders have waived any rights to receive any liquidation proceeds that may be distributed upon our dissolution and the liquidation of the trust account in respect of shares they acquired prior to our initial public offering. Therefore, if the business combination is not approved and we are required to commence proceedings to dissolve and liquidate the trust account, the shares and warrants held directly or beneficially by our initial stockholders will be worthless.

In particular, you should also be aware that if the business combination is not approved and we fail to consummate a business combination with another qualified target business within the time allotted, the shares of common stock issued prior to our initial public offering and warrants held by our founders will be worthless because our directors are not entitled to receive any of the net proceeds of our initial public offering that may be distributed upon our dissolution and the liquidation of the trust account (except with respect to shares purchased in the open market). Our founders acquired our shares of common stock prior to our initial public offering at a price per share of $0.005. Our founders will therefore also benefit if the business combination is approved.

Activities taken by our founders or ED&F Man and its affiliates to increase the likelihood of approval of the business combination and other proposals could decrease the number of IPO shares held by disinterested stockholders and have a depressive effect on the value of our common stock.

At any time prior to the annual meeting of our stockholders to approve the business combination and the other proposals, during a period when they are not then aware of any material non-public information regarding us or our securities, our founders and/or their respective affiliates may purchase shares from institutional and other investors, or execute agreements to purchase such shares from them in the future, or they may enter into transactions with such persons and others to provide them with incentives to acquire shares of our common stock and vote the acquired shares in favor of the business combination. In addition, while ED&F Man has agreed that it and its affiliates will not engage in purchases of our common stock, individuals or business partners connected with ED&F Man may engage in such activities. The purpose of such share purchases and other transactions would be to increase the likelihood of satisfaction of the requirements that holders of a majority of the IPO shares voting at the annual meeting vote in favor of the transaction agreement proposal and that holders of less than 40% of the IPO shares exercise their conversion rights where it appears that such requirements would otherwise not be met. Entering into any such arrangements may decrease the number of IPO shares held by disinterested stockholders, thereby effectively decreasing the number of such shares that can influence the approval of the business combination.  In addition, such arrangements may have a depressive effect on the value of our common stock.

Investors evaluating the business combination and the other proposals described in Annual Report on Form 10-K will not have, prior to the annual meeting of our stockholders to approve the business combination and the other proposals, complete information relating to compensation arrangements for the officers, directors and employees of the combined company.

Significant compensation decisions will be made by our board of directors and compensation committee after the business combination. While it is generally anticipated that Westway’s current officers and employees will continue in the same or substantially the same capacities with the combined company after the business combination, none of them has entered into or is entering into an employment agreement in connection with the business combination. Accordingly, their compensation arrangements will be subject to review and change from time to time, including in the near term, by our board of directors and its compensation committee following the business combination. Although the board of directors and compensation committee will have a fiduciary duty to make fair and reasonable compensation decisions, future compensation arrangements cannot be currently quantified and, therefore, investors must recognize the presently indeterminate nature of this factor in their economic analysis of the business combination and the related proposals discussed in this proxy statement.

Our issuance of preferred stock could adversely affect our common stockholders.

If the amendment and restatement of our certificate of incorporation described in this Annual Report on Form 10-K is approved at the annual meeting of our stockholders, our certificate of incorporation will be amended and restated to authorize the issuance of additional shares of preferred stock with such designations, preferences and relative, participating, optional or special rights and such qualifications, limitations or restrictions as may be determined from time to time by our board of directors. Accordingly, our board of directors will be empowered, without stockholder approval (other than the approval rights of ED&F Man and its affiliates), to issue greater amounts of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the combined company, which could have the effect of discouraging bids for the combined company and thereby potentially prevent stockholders from receiving the maximum value for their shares. Our board of directors is currently authorized to issue 1,000,000 shares of preferred stock. If the amendment and restatement of our certificate of incorporation is approved at the annual meeting, 30,000,000 shares of preferred stock will be designated as Series A Preferred Stock, which we refer to as the “Series A Preferred Stock”, and there will be an additional 10,000,000 shares of preferred stock available for designation.

Our outstanding warrants may be exercised in the future, which would increase the number of shares of our common stock eligible for future resale in the public market and result in dilution to our stockholders.

In connection with our initial public offering, we issued 46.0 million warrants as components of the units. We also sold a total of approximately 5.2 million founder warrants to a number of our directors and officers through our sponsor in a private placement concurrently with our initial public offering. These warrants likely will be exercised only if the exercise price is below the market price of our common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and will increase the number of shares of common stock eligible for resale in the public market. Sales of such shares of common stock in the public market could adversely affect the market price of our common stock.

A substantial number of shares of our common stock and preferred stock, which will be convertible into shares of our common stock, will be issued in connection with the business combination. If these shares are subsequently registered and become eligible for future resale in the public market after the business combination such action may result in substantial dilution and could have an adverse effect on the market price of our common stock.

At the closing, we will issue up to approximately 24.3 million shares of our common stock and 7.4 million shares of our Series A Preferred Stock (which will be convertible into shares of our common stock), excluding those shares deposited into escrow, and excluding those shares of our sponsor to be held in escrow, in each case pending the combined company’s achievement of the earnings or share price targets described elsewhere in this Annual Report on Form 10-K. Upon consummation of the business combination, there will be 49,138,614 shares of our common stock outstanding, excluding those shares of our sponsor held in escrow and subject to performance targets, assuming no exercise of conversion rights by our public stockholders, and warrants outstanding to purchase an additional 52,214,286 of our shares of common stock. Immediately after giving effect to the business combination, and excluding shares issuable upon the exercise of outstanding warrants, ED&F Man and its affiliates will, collectively, own 49.5% of our outstanding common stock and our existing stockholders will own 50.5% of our outstanding common stock.

In addition, upon consummation of the business combination, we will be delivering to an escrow agent for deposit into an escrow account approximately 12.2 million shares of our Series A Preferred Stock, issued to ED&F Man, as part of the consideration for the business combination. These escrowed shares will be released to ED&F Man only upon the achievement by the combined company of the earnings or share price targets described elsewhere in this Annual Report on Form 10-K. Subject to conditions set forth in our proposed amended and restated certificate of incorporation, these shares of Series A Preferred Stock will be convertible into shares of our common stock.

Six months after the closing, 1,815,000 shares of common stock, warrants to purchase 1.0 million shares of our common stock and 60,000 shares of Series A Preferred Stock will be released to our sponsor. In addition, up to 2,875,000 shares of our common stock purchased by our sponsor prior to our initial public offering, but held in escrow, will be released to our sponsor from escrow if the combined company achieves the earnings or share price performance targets referred to above.

As of the date of this proxy statement, there were 28,750,000 shares of our common stock issued and outstanding. As a result of the dilutive effect of the issuance of our common stock and preferred stock in the business combination, for purposes of illustration, a stockholder who owned 10% of our outstanding shares of common stock on December 31, 2008, would own approximately:

•                  5.1% of the outstanding shares of our common stock immediately following the closing, assuming no exercise by the holders of the IPO shares of their conversion rights in connection with the business combination, and excluding those shares of our common and preferred stock held in escrow;

•                  4.0% of the outstanding shares of our common stock immediately following the closing, assuming no exercise by the holders of the IPO shares of their conversion rights in connection with the business combination, and including those shares of our common and preferred stock held in escrow;

•                  6.1% of the outstanding shares of our common stock immediately following the closing, assuming the exercise by the holders of 39.99% of the IPO shares of their conversion rights in connection with the business combination, and excluding those shares of our common and preferred stock held in escrow; and

•                  4.6% of the outstanding shares of our common stock immediately following the closing, assuming the exercise by the holders of 39.99% of the IPO shares of their conversion rights in connection with the business combination, and including those shares of our common and preferred stock held in escrow.

The above calculations assume full conversion of any shares of preferred stock issued to ED&F, including, as applicable, any shares of preferred stock held in escrow, and also assume no exercise of our outstanding warrants and no issuance of additional shares.

The shares issued to ED&F Man will be restricted and ED&F Man will not be able to transfer any of its shares of Series A Preferred Stock until 18 months after the closing and, in the case of the shares of Series A Preferred Stock held in escrow, until such shares are released to ED&F Man upon the achievement by the combined company of the earnings or share price targets described elsewhere in this Annual Report on Form 10-K. In addition, because ED&F Man’s shares of common stock and Series A Preferred Stock will constitute “restricted stock,” they will be unable to be resold in the public market unless they are registered with the SEC, or are sold under an exemption from the SEC’s registration requirements.

However, a registration rights agreement to be entered into as a condition to the consummation of the business combination will provide for registration rights with respect to those of our equity securities held by ED&F Man. From and after the date that is 18 months after the closing date, ED&F Man will have the right to demand that we register the public sale by ED&F Man of all or a portion of the shares of our common stock owned by ED&F Man and shares of our common stock into which shares of Series A Preferred Stock owned by ED&F Man are convertible, subject to customary limitations. ED&F Man may demand up to four long-form registrations and an unlimited number of short-form registrations. The minimum amount of the securities required to be registered must equal at least 10% of our issued and outstanding common stock (calculated on an as-converted basis) for both long- and short-form registrations, subject to customary limitations.

Additionally, whenever we propose to register any of our securities under the Securities Act of 1933, as amended, and the method we select would permit the registration of registrable securities, ED&F Man will have the right to request the inclusion of its registrable securities in that registration. The sale of these shares of common stock in the public market upon exercise of the registration rights described above could adversely affect the market price of the combined company’s common stock or impact the combined company’s ability to raise additional equity capital.

In addition, while ED&F Man will be prohibited from converting shares of Series A Preferred Stock into shares of common stock if and to the extent that such conversion would result in ED&F Man and its affiliates collectively owning more than 49.5% of our outstanding common stock, this prohibition will not apply to any unaffiliated entity that purchases shares of Series A Preferred Stock from ED&F Man or its affiliates.

Additionally, upon consummation of the business combination and the issuance of shares of our common stock to ED&F Man in connection with the business combination, our public stockholders will incur immediate dilution in the net tangible book value of common stock held immediately prior to the business combination.

Following the business combination, we may issue additional equity securities which may dilute your interest in the combined company.

In order to expand the combined company’s business, we may consider offering and issuing additional equity-linked securities. Holders of the combined company’s securities may experience a dilution in the net tangible book value per share held by them if this occurs. The number of shares that we may issue for cash without stockholder approval will be limited by the rules of the exchange on which our securities are listed. However, there are generally exceptions which allow companies to issue a limited number of equity securities which could dilute your ownership.

An active market for our common stock may not develop.

Our common stock is currently listed on the Over-the-Counter Bulletin Board and trades under the symbol “SACQ.” In connection with the business combination, we intend to apply for listing of our shares on Nasdaq. However, we cannot assure you a regular trading market of our shares will develop on Nasdaq or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our shares will develop or be maintained, the liquidity of any trading market, your ability to sell your shares when desired, or at all, or the prices that you may obtain for your shares.

The value of our common stock and warrants may be adversely affected by market volatility.

Even if an active trading market develops, the market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares may fluctuate and cause significant price variations to occur. If the market price of our shares declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. We cannot assure you that the market price of our shares will not fluctuate or decline significantly in the future. Some of the factors that could adversely affect the market price of our shares or result in fluctuations in the price or trading volume of our shares include:

•                  variations in our quarterly operating results or dividends;

•                  failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•                  publication of research reports about us or the agriculture industry or the failure of securities analysts to cover our shares following the consummation the business combination;

•                  departures of key Westway personnel;

•                  adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•                  actions by stockholders;

•                  changes in market valuations of similar companies;

•                  speculation in the press or investment community;

•                  changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•                  adverse publicity about the agriculture industry generally or individual scandals, specifically;

•                  fluctuations for reasons unrelated to the agriculture business or our results of operations (for example, we believe some investors closely link the performance of commodity-related stocks with the stocks of agriculture-related companies); and

•                  general market and economic conditions.

If our application for the listing of our Class A Common Stock, which our existing common stock will be designated as in connection with the Business Combination, on Nasdaq is not approved, or if we subsequently list our shares on Nasdaq and Nasdaq delists our securities from quotation on its exchange, our investors’ ability to make transactions in our securities could be limited and we may be subject to additional trading restrictions.

We may not be able to meet Nasdaq’s initial listing requirements. Even if our application is accepted and our common stock is so listed, we may be unable to maintain the listing of our shares in the future.

Nasdaq’s listing standards will require us to have, at a minimum:

•                  stockholders’ equity of at least $4.0 million;

•                  a market value of publicly held shares of at least $5.0 million;

•                  net income from continuing operations of at least $750,000 in the combined company’s most recently completed fiscal year or in two of the last three most recently completed fiscal years;

•                  at least 1.0 million publicly held shares;

•                  a minimum bid price of $4 per share;

•                  at least 300 round lot stockholders;

•                  at least three market makers; and

•                  sufficient corporate governance functions.

We currently anticipate that we will meet each of these listing standards upon the consummation of the business combination, except for the requirement that was have at least 300 round lot stockholders.

If our application for the listing of our Class A Common Stock is not approved, or if Nasdaq were to delist our securities from trading on its exchange, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our securities;

•                  reduced liquidity with respect to our securities;

•                  a limited amount of news and analyst coverage for the combined company; and

•                  a decreased ability for us to issue additional securities or obtain additional financing in the future.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding that investor from being able to exercise his, her or its warrants and causing those warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, we have a registration statement under the Securities Act of 1933, as amended, relating to the common stock issuable upon exercise of the warrant and a current prospectus relating to that common stock, and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement governing the terms of our warrants, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless. Notwithstanding the foregoing, the insider warrants purchased by our initial stockholders simultaneously with the consummation of our initial public offering may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current.

Our stock ownership after the business combination will be highly concentrated, with ED&F Man and its affiliates owning 49.5% of our outstanding common stock. This level of ownership, combined with other rights being granted to ED&F Man at the closing, will allow it to significantly influence our affairs going forward.

Immediately after the business combination is consummated, ED&F Man will own 49.5% of our common stock. In addition, ED&F Man will initially be entitled to elect three of the seven members of our board of directors, allowing it to have a significant impact on the determination of our corporate and management policies, including any potential acquisitions, asset sales and other significant corporate transactions. We will also enter into a stockholder’s agreement with ED&F Man, which will provide ED&F Man, so long as it and its affiliates collectively own more than a specified percentage of our outstanding common stock (assuming conversion of the Series A Preferred Stock held by ED&F Man and its affiliates into shares of our common stock), informational and veto rights regarding our operations and activities.

As a result, ED&F Man will have the voting power to significantly influence our policies, business and affairs and will also have the ability to influence the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all or substantially all of our assets. This concentration in control may decrease the ability of our other stockholders to influence our affairs, and may have the effect of delaying, deterring or preventing a change of control that otherwise could result in a premium in the price of our common stock.

The interests of ED&F Man may not coincide with the interests of other holders of our common stock. The ED&F Man group is the largest supplier to the liquid feed supplements business and the largest customer of the bulk liquid storage business. While the proposed amended and restated certificate of incorporation contains provisions on interested transactions designed to minimize conflicts, ED&F Man may have a view on our strategies and policies that is different from that of our other stockholders.

The proposed amended and restated certificate of incorporation, which will set forth the respective rights, preferences and limitations of the shares of our common and preferred stock following the business combination, would grant the holders of our Series A Preferred Stock rights, which could limit our ability to take specified actions, including the payment of dividends to holders of our common stock.

Following the business combination, the respective rights, preferences and limitations of the different classes of our common and preferred stock will be governed by the proposed amended and restated certificate of incorporation. Certain of the rights to be granted to the holders of our Series A Preferred Stock could limit our ability to take specified corporate actions. For instance, in the event that holders of shares of Series A Preferred Stock have not received a quarterly dividend owed on these shares, we would be prohibited from declaring or paying dividends to the holders of our common stock, until such quarterly dividend is paid.

In addition, while the holders of Series A Preferred Stock are not generally entitled to vote on matters submitted to a vote of holders of shares of our common stock, such holders, voting as a single and separate class, will have the right to approve, among other things, our ability to:

•                  amend, alter or repeal any provision of our certificate of incorporation or by-laws (by any means, including by merger, consolidation, reclassification or otherwise) so as to, or in a manner that would, adversely affect the preferences, rights, privileges or powers of the holders of our Series A Preferred Stock or in a manner inconsistent with the stockholder’s agreement to be entered into at closing by us and ED&F Man;

•                  reclassify any common stock or any other security junior to the Series A Preferred Stock into shares or other securities having any preference or priority as to payment of dividends, or the distribution of assets or profits superior to, or on parity with, any such preference or priority of the shares of our Series A Preferred Stock;

•                  create, increase the number of authorized shares of or issue, or obligate ourselves to issue, any class of equity securities or series of preferred stock, including any security convertible into or exchangeable or exercisable for any equity security, having any preference or priority superior to or on parity with the Series A Preferred Stock;

•                  increase the number of authorized shares of preferred stock or Series A Preferred Stock;

•                  conduct an offer to repurchase shares of our common stock, other than the repurchase or redemption of warrants to purchase shares of Class A Common Stock (other than from our sponsor or any our officers or directors) for an aggregate purchase price not greater than $15.0 million; or

•                  sell, convey, or otherwise dispose of or encumber all, or substantially all, of our assets, or enter into a transaction resulting in our acquisition by another person (except for any such transaction after which our stockholders would own more than half of the voting securities of the surviving entity or its parent and that would not entail a change in our certificate of incorporation or bylaws subject that would require the consent of the holders of the Series A Preferred Stock).

Following the consummation of the business combination, certain of our directors and executive officers will own securities of ED&F Man or one or more of ED&F Man’s affiliates. As a result, these directors and executive officers may have interests that are different from, and in addition to, the interests of our other stockholders.

Following the consummation of the business combination, certain of our directors and executive officers will own securities of ED&F Man or one or more of ED&F Man’s affiliates. Messrs. Harding, Driggers and Shoemaker acquired shares in ED&F Man through ED&F Man’s employee equity incentive plans. Messrs. Howell and James Jenkins will hold securities of ED&F Man as well. The ownership of such securities, in connection with the possibility that the interests of ED&F Man may not coincide with the interests of our other stockholders, may provide these directors and executive officers with interests that are different from our non-ED&F Man associated stockholders.

Shares of our common stock issued to our founders will continue to remain, and shares of our Series A Preferred Stock deposited on behalf of ED&F Man will be held, in escrow following the consummation of the business combination. Because the release of these shares is to be conditioned upon the achievement by the combined company of the earnings or share price targets described elsewhere in this Annual Report on Form 10-K, officers and directors associated with ED&F Man and our founders may have the incentive to take actions intended to cause the achievement of these targets, even if such actions would not be in our best interests.

At the closing, we will be delivering to an escrow agent for deposit into an escrow account approximately 12.2 million shares of our Series A Preferred Stock, issued to ED&F Man, as part of the consideration for the business combination. These shares will be released to ED&F Man only upon the achievement by the combined company of the earnings or share price targets described elsewhere in this Annual Report on Form 10-K. Our sponsor has also agreed that 2,875,000 shares of our common stock, which would otherwise be released to our sponsor six months after the closing, will remain in escrow subject to the satisfaction of the same earnings or share price targets.

Because a number of our directors and officers following the closing will have interests in, or be affiliated with, either ED&F Man or our sponsor, such directors and officers may have the incentive to direct the combined company to take actions intended to cause it to achieve such targets, even if such actions are not in the combined company’s long-term interest. For instance, such officers and directors may have an additional incentive to have the combined company acquire additional lines of business, which could increase the likelihood that it would satisfy the applicable earnings targets.

Our stockholders may not receive dividends because of restrictions contained in any new credit facilities, or our proposed amended and restated certificate of incorporation, or pursuant to Delaware law or state regulatory requirements.

Our ability to pay dividends may be restricted by any new credit facilities we become party to, as well as Delaware law and state regulatory requirements. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the DGCL, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends. In addition, the proposed amended and restated certificate of incorporation would prohibit distributions to holders of our common stock in the event we have not complied with our obligation to pay quarterly dividends on the outstanding shares of our Series A Preferred Stock.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our common stock could be adversely affected.

If at any time we have net tangible assets of $5.0 million or less and our common stock has a market price per share of less than $5.00, transactions in our common stock could be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

If our common stock becomes subject to these rules, broker-dealers could find it difficult to effect customer transactions and trading activity in our securities could be adversely affected. As a result, the market price of our common stock may be depressed, and you could find it more difficult to sell our securities.

If an insufficient number of votes is obtained to approve the transaction agreement or the proposal regarding the amendment and restatement of our certificate of incorporation, and the proposal regarding adjournment is not approved at the annual meeting of our stockholders, our board of directors will not have the ability to adjourn the annual meeting to a later date in order to solicit further votes, and, therefore, the business combination will not be approved and we may be required to dissolve and liquidate the trust account.

Our board of directors will seek approval to adjourn the annual meeting to a later date or dates if, at the annual meeting, based upon the tabulated votes, there are insufficient votes to approve the consummation of the business combination. If the adjournment proposal is not approved, our board of directors will not have the ability to adjourn the annual meeting to a later date and, therefore, will not have more time to solicit additional votes to approve the consummation of the business combination. In that event, the business combination would not be completed and we would be required to dissolve and liquidate the trust account if we do not consummate another qualified business combination by May 30, 2009.

Our financial advisor could have a potential conflict of interest.

We engaged Oppenheimer as our financial advisor in connection with the business combination.  As our financial advisor Oppenheimer was involved in due diligence with respect to the business combination, participated in negotiations and rendered a fairness opinion to our board of directors.

Oppenheimer could have a potential conflict of interest in connection with the business combination because we have agreed to pay Oppenheimer for its financial advisory services in connection with the business combination a fee of $2.5 million, of which $500,000 was payable upon delivery of Oppenheimer’s opinion and the balance of which is contingent upon consummation of the business combination. Shermen also has agreed to reimburse Oppenheimer for its reasonable expenses, including reasonable fees and expenses of its legal counsel, and to indemnify Oppenheimer and related parties against liabilities, including liabilities under the federal securities laws, relating to, or arising out of, its engagement.

Oppenheimer could also have a potential conflict of interest because CIBC World Markets Corp., which we refer to as “CIBC,” served as an underwriter in our initial public offering.  Since our initial public offering and as publicly announced, Oppenheimer acquired certain of the assets of CIBC including certain of CIBC’s investment banking and corporate finance operations in the United States, the United Kingdom, Israel and Hong Kong.  As a result, Oppenheimer is now entitled (i) to receive deferred cash compensation of approximately $2.5 million for services originally rendered by CIBC in our initial public offering and (ii) to purchase 350,000 shares of our common stock and 700,000 of our warrants, in each case upon consummation of certain transactions involving us, including the business combination.  Oppenheimer informed our board of directors regarding Oppenheimer’s roles, including its status as the successor to CIBC, and the contingent component of the underwriting fee in connection with our initial public offering.  In considering Oppenheimer’s financial advice, our board of directors took into account and evaluated such matters.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We maintain our principal executive offices at c/o The Shermen Group, 230 Park Avenue, Suite 1000, New York, NY 10169.  The cost for this space is included in the $9,950 per-month fee Shermen Capital Partners, LLC, the managing member of which is Francis P. Jenkins, Jr., our chairman and chief executive officer, charges us for general and administrative services pursuant to an agreement between us and Shermen Capital Partners, LLC. We consider our current office space adequate for our current operations

Item 3.  Legal Proceedings

We are currently not subject to any legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business.  While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the three months ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, common stock and warrants have been traded on the Over-the-Counter Bulletin Board under the symbols “SACQU,” “SACQ” and “SACQW,” respectively, since May 30, 2007, June 18, 2007 and June 18, 2007, respectively.  The following table sets forth the high and low bid information for our securities from the commencement of trading through December 31, 2008 as reported by the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Year Ended December 31, 2007
First Quarter*
Second Quarter* (April – May 29)
Second Quarter (May 30-June 30)	$5.62	$5.56	$0.39	$0.37	$6.34	$6.11
Third Quarter	$5.69	$5.50	$0.38	$0.25	$6.40	$6.04
Fourth Quarter	$5.63	$5.58	$0.40	$0.235	$6.38	$6.05

Year Ended December 31, 2008
First Quarter	$5.65	$5.58	$0.32	$0.10	$6.37	$5.85
Second Quarter	$5.77	$5.595	$0.17	$0.12	$6.07	$5.08
Third Quarter	$5.78	$5.67	$0.15	$0.06	$6.00	$5.84
Fourth Quarter	$5.75	$5.29	$0.10	$0.01	$5.84	$5.20

*No figures are included as the Units commenced trading on May 30, 2007, and Common Stock and Warrants commenced trading on June 18, 2007.

The closing price per share of common stock on December 31, 2008, the last trading day of the Company’s fiscal year, was $5.75.

Holders

On March 4, 2009, there were approximately 5 holders of record of our outstanding common stock, approximately 1 holder of record of our outstanding units and approximately 5 holders of record of our outstanding warrants.  We believe the actual number of holders is substantially more than indicated.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total return for our common stock from May 30, 2007, the date our common stock started trading separately, through December 31, 2008 with the comparable cumulative return of two indices, the NASDAQ Composite Index and the NASDAQ Non-Financial Index.  The graph assumes $100 invested on June 18, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.   The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

(a) During the past three years, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended, after giving effect to a 1.15 for 1 forward stock split effected immediately prior to the consummation of our initial public offering:

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

On May 1, 2006, we issued approximately 5.7 million shares (after giving effect to a 1.15 for 1 forward stock split effected immediately prior to the consummation of our initial public offering) to the individuals and the entity listed above.  All of such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as they were sold to sophisticated, wealthy individuals who were each “accredited investors,” as defined in Rule 501(a) of the Securities Act of 1933, as amended. At the time of issuance of such shares all members of Shermen WSC Holding LLC were sophisticated, wealthy individuals who were each “accredited investors,” as defined in Rule 501(a) of the Securities Act of 1933, as amended. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at a purchase price of $0.005 per share. No underwriting discounts or commissions were paid, nor was there any general solicitation, with respect to such sales.

We consider Mr. Jenkins, Jr. to be our promoter as such term is defined within the rules promulgated by the SEC under the Securities Act of 1933, as amended.

(b) Concurrently with the consummation of our initial public offering, on May 30, 2007, we consummated a private sale of the founder warrants at a purchase price of $0.70 per founder warrant, generating total proceeds of approximately $3.7 million.  The founder warrants were purchased by certain of our directors and officers through our sponsor whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer.  The founder warrants are identical to the warrants except that (i) if we call the warrants for redemption, the founder warrants will be exercisable on a cashless basis; (ii) the founder warrants will not be transferable or salable by our sponsor or such directors or officers or their respective affiliates until after we have completed our initial business combination, except our sponsor may distribute them to its members; and (iii) the holders of the founder warrants and the common stock underlying such founder warrants are entitled to registration rights with respect to such securities under an agreement signed on May 30, 2007.  Immediately after the purchase of the founder warrants, our sponsor distributed them to its members.

Use of Proceeds

On May 30, 2007, we completed the issuance and sale of 23.0 million units in our initial public offering, raising gross proceeds of $138.0 million, including proceeds from the exercise of the underwriters’ over-allotment option.  Each unit consists of one share of our common stock and two warrants, each exercisable for one share of our common stock.  Of the gross proceeds: (i) approximately $133.2 million was deposited into trust account which amount included approximately $5.5 million of deferred underwriting fees; (ii) the underwriters received approximately $4.1 million as underwriting fees, excluding the deferred underwriting fees; and (iii) we retained $607,900 for offering expenses.

No expenses of our initial public offering were paid to any of our officers and directors or any of their respective affiliates. On September 27, 2007, we repaid $75,000 of the $150,000 unsecured promissory note, which is non-interest bearing, we issued to a stockholder, Shermen Capital Partners, LLC, on April 20, 2006, and repaid the final balance $75,000 on October 23, 2007.  All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Item 6.  Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from April 18, 2006 (date of inception) to December 31, 2008

Statement of Operations Data
Revenues	$—	$—	$—
Formation and operating costs	869,030	870,520	1,755,581
Loss from operations	(869,030)	(870,520)	(1,755,581)
Interest income	2,396,262	2,988,057	5,384,319
Income before provision for income taxes	1,527,232	2,117,537	3,628,738
Provision for income taxes	786,155	951,311	1,737,466
Net income	741,077	1,166,226	1,891,272

Earnings per share
Basic	$0.04	$0.06	$0.14
Diluted	$0.03	$0.04	$0.12

	December 31, 2008	December 31, 2007
Balance Sheet Data (at period end)
Cash and cash equivalents	$190,455	$160,949
Cash held in trust fund	138,445,809	138,589,757
Deferred taxes	712,000	401,120
Prepaid expenses	28,767	30,286
Deferred offering costs	—	—
Total Assets	139,377,031	139,182,112

Accounts payable and accrued expenses	199,659	86,817
Accrued offering costs	—	—
Income tax payable	286,000	945,000
Notes payable, founding stockholders	—	—
Deferred underwriter’s fee	3,312,000	3,312,000
Total Liabilities	3,797,659	4,343,817
Common stock, subject to possible redemption	54,743,994	54,743,994
Deferred interest related to common stock, subject to possible redemption	323,305	352,985
Total Stockholders’ equity	80,512,073	79,741,316
Total Liabilities and Stockholders’ Equity	$139,377,031	$139,182,112

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview

We were formed on April 18, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the agriculture industry.

On May 30, 2007, we completed our initial public offering. Each unit sold in the initial public offering consists of one share of our common stock, and two warrants to purchase shares of our common stock.  The public offering price of each unit was $6.00, and we generated gross proceeds of $138 million in the offering (including proceeds from the exercise of the underwriters’ over-allotment option). Of the gross proceeds: (i) we deposited approximately $133.2 million into the trust account, which included approximately $5.5 million of deferred underwriting fees; (ii) the underwriters received approximately $4.1 million as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $607,900 for offering expenses. In addition, we deposited into the trust account approximately $3.7 million that we received from the issuance and sale of approximately 5.2 million founder warrants to our sponsor, whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer, on May 30, 2007.

We intend to use substantially all of the net proceeds of our initial public offering and the issuance and sale of the founder warrants, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to consummate the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect the business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of Westway. Such working capital funds could be used in a variety of ways including continuing or expanding Westway’s operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of the business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

Results of Operations, Financial Condition and Liquidity

Through December 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering and our private placement of the founder warrants.

Net income totaled $741,077, which consisted of $2,396,262 of interest income from the trust account offset by $869,030 of formation and operating expenses and $786,155 of provision for income taxes, for the fiscal year ended December 31, 2008.  Net income totaled $1,166,226, which consisted of $2,988,057 of interest income from the trust account offset by $870,520 of formation and operating expenses and $951,311 of provision for income taxes, for the fiscal year ended December 31, 2007.  From inception, net income totaled $1,891,272, which consisted of $5,384,319 of interest income from the trust account offset by $1,755,581 of formation and operating expenses and $1,737,466 of provision for income taxes.

Interest income from the trust account excludes earnings on funds held in the trust account associated with our common stock subject to possible conversion, and, except for amounts equal to any taxes payable by us relating to such interest earned and one half of such interest earned, net of taxes, up to $1,500,000 which may be released to us on a monthly basis to cover our operating expenses, will not be released to us from the trust account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

As of December 31, 2008, we had approximately no unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the trust account through December 31, 2008:

Gross proceeds from our initial public offering of common stock and financing transaction	$138,000,000
Gross proceeds from private placement warrant holders	3,650,000
Underwriters’ fee	(4,140,000)
Blue Sky fees	(25,000)
Custodial fees	(17,100)
Funds not placed in trust	(607,900)

Cash placed in trust on May 31, 2007	136,860,000
Total investment income earned on assets held in trust, May 31, 2007 through December 31, 2008	5,384,319
Subtotal	142,244,319

Withdrawals from the trust during the period May 31, 2007 through December 31, 2008:
Payments for income taxes	(2,163,466)
Transfers to the Company’s operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (latter being limited to a maximum of $1,500,000)	(1,444,239)
Unspent monies in checking	(190,455)
Custodial transfer fees	(350)
Total transfers from custodial accounting to checking	(3,798,510)
Total assets held in trust account as of December 31, 2008	$138,445,809

We believe that we will have sufficient funds to allow us to operate through May 30, 2009, assuming that a business combination is not consummated during that time.  Approximately $1,500,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account.  Over this time period, we anticipate incurring expenses for the following purposes:

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

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

We sold the representatives of the underwriters for our initial public offering, for $100, an option to purchase up to a total of 700,000 units in the aggregate (350,000 units for each representative) at $7.50 per unit, commencing on the later of the consummation of the business combination and expiring on May 24, 2011. The warrants underlying such units have terms that are identical to those issued in our initial public offering, except that each such warrant entitles the holder to purchase one share of common stock at a price of $6.25.

In connection with our initial public offering, the underwriters agreed to defer payment of the remaining 3% of the gross proceeds (approximately $5,520,000) until completion of a business combination. Until a business combination is complete, these funds will remain in the trust account. If we do not complete a business combination by May 30, 2009, then the 3% deferred fee will become part of the funds returned to our initial stockholders.

Impact of Recently Issued Accounting Pronouncements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates,

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” or FAS 141R. FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” or FAS 141, although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (e) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS No. 109” or FIN 48. FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account may be and have been invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8.  Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes In and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer (who is also the principal financial officer), of the effectiveness of the design and operation of our disclosure control and procedures. Our chief executive officer and our chief financial officer (who is also the principal financial officer) concluded that our disclosure controls and procedures are effective at such reasonable assurance level as of the end of the year ended December 31, 2008.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who also serves as our principal financial officer), we carried our an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm on internal control over financial reporting, included in Part II, “Item 8. Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Francis P. Jenkins	66	Chairman, Chief Executive Officer and Director
G. Kenneth Moshenek	57	President, Chief Operating Officer and Director
John E. Toffolon, Jr.	58	Chief Financial Officer and Director
Gregory St. Clair	51	Vice President
Michiel C. McCarty	57	Director
Donald D. Pottinger	66	Director
Joseph F. Prochaska	63	Director

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

G. KENNETH MOSHENEK has served as our President, Chief Operating Officer and director since our inception. Mr. Moshenek served as the President of Unity Envirotech LLC, a company servicing the commercial fertilizer and municipal wastewater markets, from October 2007 to December of 2007. Mr. Moshenek served as the President and Chief Operating Officer of Royster-Clark, Inc., a retailer and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, from December 1997 to February 2006. Mr. Moshenek has served as Chief Operating Officer since 1995 and was a director from August 1997 until April 1999 of Royster-Clark, Inc. From August 1997 until April 1999 he served as Chief Investment Officer of Royster-Clark, Inc. Prior to that he held several positions during his tenure with Royster-Clark, Inc. including Senior Vice President of Sales and Marketing, from September 1994 until July 1995, Vice President and Divisional Sales Manager from 1992 until September 1994 and a Division Manager from 1990 to 1992. Mr. Moshenek joined W.S. Clark & Sons, Inc. in 1981. Mr. Moshenek has been involved in the fertilizer industry since 1976. Mr. Moshenek formerly served on the Board of Directors of The Fertilizer Institute and was a member of the Board’s Executive Committee and served as chairman of the distributors council. He also formerly served on the Board of Directors of the Agricultural Retailers Association the Foundation of Agronomic Research and the Fertilizer Roundtable.

JOHN E. TOFFOLON, JR. has served as our director since our inception and as our Chief Financial Officer since August 3, 2006. Mr. Toffolon has been an active independent investor and consultant since his resignation from Nomura Holdings, a holding company, in 2001. He served as Chief Administrative Officer and had senior management responsibility for all of our non-revenue producing areas. He started his career in 1973 as a member in the Management Training Program of the Federal Reserve Bank of New York, as the Bank Supervisor function rotating through various analyst positions. In 1978, Mr. Toffolon joined the investment banking firm of Blyth Eastman Dillon as a Vice President in its Capital Markets subsidiary, Blyth Capital Markets Inc. Shortly after the company’s acquisition by Paine-Webber. In 1979, Mr. Toffolon accepted an offer to join The First Boston Corporation to manage its Fixed-Income Credit Department. Mr. Toffolon served as Managing Director of The First Boston Corporation since 1986 and subsequently served as its Chief Financial Officer until 1990. In November 1992, Mr. Toffolon joined Nomura Holding America Inc. (holding company), and Nomura Securities International (broker-dealer) as Executive Managing Director and Chief Financial Officer. He was also a member of the Board of Directors of both companies. Mr. Toffolon has served as the Lead Independent Director of The Cowen Group Inc., which together with its subsidiaries operates as investment bank, since September 14, 2006, and in that capacity serves as Chairman of the Audit Committee of the Board and a member of its Compensation Committee. Mr. Toffolon, Jr. has served as Chairman of the Board of Cowen Group Inc. since July 15, 2008.

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

Audit Committee

Our board of directors has designated an audit committee consisting of Joseph F. Prochaska and Donald D. Pottinger. The current members of the audit committee are independent as that term is used in Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Our board of directors has not yet designated any individual as the audit committee’s financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, or written representations from the reporting persons that other reports were required, we believe that, during our fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our executive officers, directors, and greater than ten percent beneficial owners were met on a timely basis.

Code of Ethics

We currently do not have a formalized code of ethics.  Upon consummation of a business combination, we intend to adopt a code of ethics that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.  Executive Compensation

None of our executive officers has received any cash compensation for services rendered to us. As of December 31, 2008, we have paid Shermen Capital Partners, LLC fees and expenses of $189,050 for providing us with administrative services. However, this arrangement is solely for our benefit and is not intended to provide compensation in lieu of a salary for any person. Other than this administrative fee, no compensation of any kind, including finders, consulting or other similar fees, is paid to any of our founders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock by Certain Beneficial Owners of Shermen WSC Acquisition Corp.

The following table indicates the stockholders who have reported beneficial ownership of more than 5% of our outstanding shares of common stock as of February 28, 2009 (other than our officers or directors). The information below is based upon the most recent Schedules 13D and 13G filed with the SEC, except as otherwise known by us. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is determined to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Shermen Common Stock	Percent of Class(1)
HBK Investments L.P.(2) 2101 Cedar Springs Road, Suite 700, Dallas, TX 75201	2,874,900	9.9%
Israel A. Englander(3) 666 Fifth Avenue, New York, NY 10103	2,063,243	7.2%
QVT Financial LP(4) 1177 Avenue of the Americas, 9th Floor, New York, NY 10036	1,808,329	6.3%
Daniel S. Loeb(5) 390 Park Avenue, New York, NY 10022	1,619,000	5.6%
Poplar Securities Inc.(6) 372 Bay Street, 21st Floor, Toronto, Ontario M5H 2W9, Canada	1,620,000	5.6%
Fir Tree SPAC Holdings 2, LLC(7) 505 Fifth Avenue, 23rd Floor, New York, NY 10017	1,516,500	5.3%

(1)                                  The percentage of ownership is based on 28,750,000 shares of our common stock outstanding as of February 28, 2009.

(2)                                  Based on a Schedule 13G/A filed by HBK Investments L.P., HBK Services LLC, HBK New York LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P. and HBK Special Opportunity Fund I L.P. on February 3, 2009. HBK Investments L.P. has delegated discretion to vote and dispose of the shares of common stock beneficially owned by it  (such shares, the “Securities”) to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, HBK Virginia LLC and/or HBK Europe Management LLP (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P.

(3)                                  Based on a Schedule 13G/A filed by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), Millenco LLC (“Millenco”), Cognizant Holdings, Ltd. (“Cognizant Holdings”), Millennium International Management LP (“Millennium International Management”), Millennium International Management GP LLC (“Millennium International Management GP”), Millennium Management LLC (“Millennium Management”) and Israel A. Englander on February 12, 2009. Integrated Core Strategies is the beneficial owner of 1,141,999 shares of common stock, Millenco is the beneficial owner of 429,500 shares of common stock and Cognizant Holdings is the beneficial owner of 491,744 shares of common stock. Millenium International Management is the investment manager to Cognizant Holdings, and may be deemed to have shared voting control and investment discretion over common stock owned by Cognizant Holdings. Millennium International Management GP is the general partner of Millennium International Management, and may be deemed to have shared voting control and investment discretion over common stock owned by Cognizant Holdings.  Millennium Management is the general partner of the managing member of Integrated Core Strategies, and may be deemed to have shared voting control and investment discretion over common stock owned by Integrated Core Strategies. Millennium Management is also the manager of Millenco, and maybe deemed to have shared voting control and investment discretion over securities owned by Millenco. Millennium Management is also the general partner of the 100% shareholder of Cognizant Holdings, and may be deemed to have shared voting control and investment discretion over securities owned by Cognizant Holdings. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management and of Millennium International Management GP. Consequently, Mr. Englander may be deemed to be the beneficial owner of any securities owned by Integrated Core Strategies, Millenco and/or Cognizant Holdings, as the case may be.

(4)                                  Based on a Schedule 13G/A filed by QVT Financial LP (“QVT Financial”), QVT Financial GP LLC, QVT Fund LP (the “Fund”) and QVT Associates GP LLC on February 4, 2009. QVT Financial is the investment manager for the Fund, which beneficially owns 1,548,907 shares of common stock, and for Quintessence Fund L.P. (“Quintessence), which beneficially owns 169,690 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for a third party (the “Separate Account”), which holds 89,732 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,808,329 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,718,597 shares of common stock. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of common stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The Fund acquired beneficial ownership of more than 5% of the outstanding shares of common stock as of January 7, 2008.

(5)                                  Based on a Schedule 13G/A filed by Third Point LLC and Daniel S. Loeb on February 10, 2009. Third Point LLC (the “Management Company”) serves as investment manager or adviser to a variety of hedge funds and managed accounts (such funds and accounts, collectively, the “Funds”) with respect to the shares of common stock directly owned by the Funds, and Mr. Loeb, who is the Chief Executive Officer of the Management Company, controls the business activities of the Management Company, with respect to such shares of common stock. Each of the Management Company and Mr. Loeb may be deemed to be the beneficial owner of such shares of common stock.

(6)                                  Based on a Schedule 13G filed by Polar Securities Inc. (“Polar Securities”) and North Pole Capital Master Fund (“North Pole”) on March 3, 2008. Polar Securities serves as the investment manager to North Pole and a number of discretionary accounts with respect to which it has voting and dispositive authority over the shares of common stock North Pole and such discretionary accounts beneficially own. Each of Polar Securities and North Pole disclaims any beneficial ownership of such shares of common stock.

(7)                                  Based on a Schedule 13G/A filed by Fir Tree SPAC Holdings 2, LLC (“SPAC Holdings 2”) and Fir Tree, Inc.(“Fir Tree”) on February 11, 2009. Fir Tree SPAC Master Fund, LP is the sole member of SPAC Holdings 2, and Fir Tree is the investment manager of SPAC Holdings 2. Fir Tree has been granted investment discretion over portfolio investments, including the common stock held by SPAC Holdings 2. Fir Tree may be deemed to beneficially own the shares of common stock held by SPAC Holdings 2 as a result of being the investment manager of SPAC Holdings 2.

Ownership of Common Stock by Directors and Executive Officers of Shermen WSC Acquisition Corp.

The following table shows certain information regarding the amount of our common stock beneficially owned as of February 28, 2009 by (a) the members of our board of directors; (b) our Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) (collectively, the “Named Executive Officers”); and (c) our directors and executive officers as a group.

Name, Address and Position(1)	Amount and Nature of Beneficial Ownership of Shermen Common Stock(2)	Percent of Class(3)
Francis P. Jenkins, Jr.(4)	5,663,750	19.7%
G. Kenneth Moshenek(5)	1,437,500	5.0%
John E. Toffolon, Jr.(6)	316,250	1.1%
Gregory St. Clair(7)	115,000	0.4%
Joseph F. Prochaska	28,750	0.1%
Donald D. Pottinger	28,750	0.1%
Michiel C. McCarty	0	0.0%
All Directors and Executive Officers as a Group	5,750,000	20.0%

*                                         Less than 1%.

(1)                                  Unless otherwise noted, each person’s address is in care of Shermen WSC Acquisition Corp., 230 Park Avenue, Suite 1000, New York, NY 10169.

(2)                                  For purposes of this security ownership table, beneficial ownership includes currently exercisable options and options exercisable within 60 days after February 28, 2009. Except as otherwise noted below, all shares of common stock, vested options and all restricted stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3)                                  The percentage class is calculated by dividing: (1) the number of shares deemed to be beneficially held by such stockholder as of February 28, 2009, as determined in accordance with Rule 13d-3 of the Exchange Act; by (2) the sum of (A) 28,750,000 which is the number of shares of common stock outstanding as of February 28, 2009; plus (B) the number of shares of common stock issuable upon exercise of currently exercisable options and other derivative securities held by such stockholder.

(4)                                  Includes 5,663,750 shares held by Shermen WSC Holding LLC, over which Mr. Francis Jenkins, Jr. has sole voting and dispositive power.

(5)                                  These shares represent the portion of the shares owned by Shermen WSC Holding LLC that are allocated to Mr. Moshenek’s capital account. Mr. Moshenek is a member of Shermen WSC Holding LLC, but does not have the right to vote or dispose of such shares. Accordingly, Mr. Moshenek disclaims beneficial ownership of such shares. Pursuant to the limited liability company agreement of Shermen WSC Holding LLC, in the event that Mr. Moshenek ceases to be actively engaged in the implementation of Shermen WSC Holding LLC’s business plan prior to the consummation of Shermen’s first business combination, Shermen WSC Holding LLC will have the option to purchase two-thirds of Mr. Moshenek’s interest in Shermen WSC Holding LLC at cost.

(6)                                  These shares represent the 28,750 shares that Mr. Toffolon directly owns and the portion of the shares owned by Shermen WSC Holding LLC that are allocated to Mr. Toffolon’s capital account. Mr. Toffolon is a member of Shermen WSC Holding LLC, but does not have the right to vote or dispose of the portion of the shares owned by Sherman WSC Holding LLC that are allocated to his capital account. Accordingly, Mr. Toffolon disclaims beneficial ownership of such shares. Pursuant to the limited liability company agreement of Shermen WSC Holding LLC, in the event that Mr. Toffolon ceases to be actively engaged in the implementation of Shermen WSC Holding LLC’s business plan prior to the consummation of Shermen’s first business combination, Shermen WSC Holding LLC will have the option to purchase two-thirds of Mr. Toffolon’s interest in Shermen WSC Holding LLC at cost.

(7)                                  These shares represent the portion of the shares owned by Shermen WSC Holding LLC that are allocated to Mr. St. Clair’s capital account. Mr. St. Clair is a member of Shermen WSC Holding LLC, but does not have the right to vote or dispose of such shares. Accordingly, Mr. St. Clair disclaims beneficial ownership of such shares. Pursuant to the limited liability company agreement of Shermen WSC Holding LLC, in the event that Mr. St. Clair ceases to be actively engaged in the implementation of Shermen WSC Holding LLC’s business plan prior to the consummation of Shermen’s first business combination, Shermen WSC Holding LLC will have the option to purchase two-thirds of Mr. St. Clair’s interest in Shermen WSC Holding LLC at cost.

Item 13.  Certain Relationship and Related Transactions

On May 1, 2006, we issued to the following directors and executive officers (or their affiliates) the number of shares of our common stock (after giving effect to a 1.15 for 1 forward stock split effected immediately prior to the consummation of our initial public offering) set forth opposite their names for consideration of $0.005 per share.

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

Concurrently with the consummation of our initial public offering, on May 30, 2007, we consummated a private sale of the founder warrants at a purchase price of $0.70 per founder warrant, generating total proceeds of approximately $3.7 million.  The founder warrants were purchased by certain of our directors and officers through our sponsor whose managing member is Shermen Capital Partners, LLC, an entity controlled by Francis P. Jenkins, Jr., our chairman and chief executive officer.  The founder warrants are identical to the warrants except that (i) if we call the warrants for redemption, the founder warrants will be exercisable on a cashless basis; (ii) the founder warrants will not be transferable or salable by our sponsor or such directors or officers or their respective affiliates until after we have completed our initial business combination, except our sponsor may distribute them to its members; and (iii) the holders of the founder warrants and the common stock underlying such founder warrants are entitled to registration rights with respect to such securities under an agreement signed on May 30, 2007.  Immediately after the purchase of the founder warrants, our sponsor distributed them to its members.

We have agreed to pay a monthly fee of $9,950 for general and administrative services including office space, utilities and secretarial support.

We issued a $150,000 unsecured promissory note to a stockholder, Shermen Capital Partners, LLC, on April 30, 2006 of which $75,000 was repaid on September 27, 2007 and the final balance, $75,000, of which was repaid on October 23, 2007.

Each of our directors who owns shares of our securities may receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination.  Additionally, there is no limit on the amount of reasonable out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such reasonable out-of-pocket expenses exceed the available proceeds not deposited in the trust account and the interest on the trust account available for working capital purposes, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination.

All transactions between us and any member of our management team or their respective affiliates were on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

Auditor’s Services

Rothstein, Kass & Company, P.C., which we refer to as “Rothstein,” served as our independent auditors for the fiscal year ended December 31, 2008.

Audit Fees

The aggregate fees billed by Rothstein for professional services rendered for the audit of our annual financial statements for each of the last two fiscal years, and the reviews of the financial statements included in our quarterly reports on Form 10-Q for those years were approximately $120,000.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Rothstein did not bill any fees for services rendered to us during the last two fiscal years for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Rothstein for professional services rendered during the last two fiscal years for tax compliance, tax advice, and tax planning.

All Other Fees

The fees billed by Rothstein for professional services rendered for the audit of our balance sheet at May 30, 2007 included in our Current Report on Form 8-K, which was filed on June 5, 2007 and for services performed in connection with our Registration Statement on Form S-1, which was filed in connection with our initial public offering in 2007, were approximately $70,000.

Audit Committee Approval

Our audit committee pre-approved all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

Report of the Audit Committee of the Board of Directors

Membership and Role of the Audit Committee

Our board of directors has designated an audit committee consisting of John E. Toffolon, Jr., Joseph F. Prochaska and Donald D. Pottinger.  Messrs. Prochaska and Pottinger are independent as that term is used in Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Our board of directors committee has not yet designated any individual as the audit committee’s financial expert.

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

•                  reviewing the independence and performance of our independent registered public accounting firm; and

•                  reviewing the adequacy of our system of internal control and compliance with all applicable laws, regulations and corporate policies.

Review of Our Financial Statements

Our management has responsibility for preparing our financial statements, and our independent auditor Rothstein is responsible for auditing those financial statements. In this context, as part of its oversight of our financial statements, the Audit Committee has met with management and Rothstein to review and discuss all of our annual and quarterly financial statements prior to their issuance. This process includes an assessment of the quality, not just the acceptability, of the accounting principles utilized, the reasonableness of significant estimates and judgments, and the clarity of disclosures in the financial statements. During the 2008 fiscal year, our management represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles.

The Audit Committee discussed with Rothstein the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as currently in effect, and the Sarbanes-Oxley Act of 2002, and had the opportunity to ask Rothstein questions relating to such matters. With and without management present, the Audit Committee also reviewed and discussed the results of Rothstein’s examination of the annual financial statements. The Audit Committee also discussed with our management the process for certifications by our chief executive officer and chief financial officer, which is required by the SEC and the Sarbanes-Oxley Act of 2002 for certain of our filings with the SEC.

The Audit Committee reviewed and discussed with Rothstein, Rothstein’s independence and, as part of that review, received the written disclosures required by applicable professional and regulatory standards relating to Rothstein’s independence pursuant to Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect. These written disclosures included a formal written statement from Rothstein to the Audit Committee describing all relationships between it and us that might bear on the auditors’ independence from us and our management. The Audit Committee also reviewed and pre-approved all fees paid to the independent auditors. For additional information about the fess paid to Rothstein for services from our inception, and for the 2008 fiscal year, please see the subsections above entitled “—Audit Related Fees,” “—Tax Fees” and “—All Other Fees.” The Audit Committee considered whether Rothstein’s provision of audit and non-audit services to us was compatible with its independence. The Audit Committee also discussed with management and Rothstein any relationships that might have impacted or may impact the auditors’ objectivity and independence. The Audit Committee concluded that Rothstein is independent from us and our management.

The Audit Committee’s meetings include, whenever appropriate, executive sessions with Rothstein without the presence of our management, to raise and discuss any issues or concerns that they may have had about the adequacy and proper, timely functioning of our control, reporting, disclosure and compliance systems and procedures.

In performing all of these functions, the Audit Committee acted and continues to act only in an oversight capacity on behalf of the board of directors. In its oversight role, the Audit Committee necessarily relies on the procedures, work and assurances of our management, which has the primary responsibility for financial statements and reports, and of Rothstein, who, in its report, expresses an opinion on the conformity of our audited financial statements to accounting principles generally accepted in the United States of America.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our board of directors, and our board of directors has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the SEC. The Audit Committee also has retained Rothstein as our independent auditors for the fiscal year 2009.

Submitted by
The Audit Committee of Shermen WSC Acquisition Corp.
John E. Toffolon, Jr.
Joseph F. Prochaska
Donald D. Pottinger

The foregoing Report of the Audit Committee does not constitute soliciting material and should not be deemed filed with the SEC or incorporated by reference into any of our prior or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference therein.

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

3.              Exhibits

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement*
2.1	Transaction Agreement**†
3.1	Amended and Restated Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Specimen Founder Warrant Certificate*
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
4.6	Founder Agreement between Continental Stock Transfer & Trust Company and the Registrant*
4.7	Underwriter Purchase Option of CIBC World Markets Corp.*
4.8	Underwriter Purchase Option of CRT Capital Group LLC*
10.1	Letter Agreement between the Registrant and Shermen WSC Holding LLC*
10.2	Letter Agreement between the Registrant and Francis P. Jenkins, Jr.*
10.3	Letter Agreement between the Registrant and G. Kenneth Moshenek*
10.4	Letter Agreement between the Registrant and John E. Toffolon, Jr.*
10.5	Letter Agreement between the Registrant and Joseph F. Prochaska*
10.6	Letter Agreement between the Registrant and Donald D. Pottinger*
10.7	Letter Agreement between the Registrant and Francis P. Jenkins, III*
10.8	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and Certain Stockholders*
10.9	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.10	Amended and Restated Limited Recourse Promissory Note issued by the Registrant to Shermen Capital Partners, LLC*
10.11	Registration Rights Agreement among the Registrant and Certain Stockholders*
10.12	Founder Warrant Purchase Agreement between the Registrant and Shermen WSC Holding LLC*
10.13	Office Services Agreement between the Registrant and Shermen Capital Partners, LLC*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-133869)
**	Incorporated by reference to our Current Report on Form 8-K filed on January 20, 2009
†	Portions of such exhibit have been omitted pursuant to a separate confidential treatment request and such information has been filed separately with the Securities and Exchange Commission.

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

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis P. Jenkins, Jr.	Chairman, Chief Executive Officer and President	March 13, 2009
Francis P. Jenkins, Jr.

/s/ G. Kenneth Moshenek	President, Chief Operating Officer and Director	March 11, 2009
G. Kenneth Moshenek

/s/ John E. Toffolon, Jr.	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 11, 2009
John E. Toffolon, Jr.

/s/ Joseph F. Prochaska	Director	March 11, 2009
Joseph F. Prochaska

/s/ Donald D. Pottinger	Director	March 13, 2009
Donald D. Pottinger

/s/ Michiel C. McCarty	Director	March 11, 2009
Michiel C. McCarty

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Page
Shermen WSC Acquisition Corp. Financial Statements as of and for the Years Ended December 31, 2008 and 2007 and the Period from April 18, 2006 (Date of Inception) to December 31, 2008

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2008 and 2007	F-4

Statements of Operations for the Years ended December 31, 2008 and 2007 and the Period from April 18, 2006 (Date of Inception) to December 31, 2008	F-5

Statements of Stockholders’ Equity for the Period from April 18, 2006 (Date of Inception) to December 31, 2008	F-6

Statements of Cash Flows for the Years ended December 31, 2008 and 2007 and the Period from April 18, 2006 (Date of Inception) to December 31, 2008	F-7

Notes to Financial Statements	F-8

Shermen WSC Acquisition Corp. Financial Statements as of December 31, 2007 and 2006 and for the Year Ended December 31, 2007, the Period from April 18, 2006 (Date of Inception) to December 31, 2006 and for the Period from April 18, 2006 (Date of Inception) to December 31, 2007

Report of Independent Registered Public Accounting Firm	F-18

Balance Sheets as of December 31, 2007 and 2006	F-19

Statements of Operations as of December 31, 2007 and 2006 and for the Year Ended December 31, 2007, the Period from April 18, 2006 (Date of Inception) to December 31, 2006 and for the Period from April 18, 2006 (Date of Inception) to December 31, 2007

F-20

Statements of Stockholder’s Equity for the Period from April 18, 2006 (Date of Inception) to December 31, 2007	F-21

Statements of Cash Flows as of December 31, 2007 and 2006 and for the Year Ended December 31, 2007, the Period from April 18, 2006 (Date of Inception) to December 31, 2006 and for the Period from April 18, 2006 (Date of Inception) to December 31, 2007

F-22

Notes to Financial Statements	F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Shermen WSC Acquisition Corp.

We have audited the accompanying balance sheets of Shermen WSC Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and cash flows for the years ended December 31, 2008 and 2007, and from April 18, 2006 (date of inception) through December 31, 2008, and stockholders’ equity from April 18, 2006 (date of inception) through December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The accompanying financial statements have been prepared assuming that Shermen WSC Acquisition Corp. will continue as a going concern. As discussed in Note A to the financial statements, Shermen WSC Acquisition Corp. will face a mandatory liquidation if a business combination is not consummated by May 30, 2009, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and from April 18, 2006 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ ROTHSTEIN, KASS & COMPANY, P.C.
Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 9, 2009

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$190,455	$160,949
Prepaid expenses	28,767	30,286
Total current assets	219,222	191,235

Other assets
Deferred income tax asset	712,000	401,120
Investments held in Trust Account	138,445,809	138,589,757
Total assets	$139,377,031	$139,182,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$199,659	$86,817
Income taxes payable	286,000	945,000
Total current liabilities	485,659	1,031,817

Long-term liability,
deferred underwriters’ fee	3,312,000	3,312,000
Total liabilities	3,797,659	4,343,817

Commitments

Common stock subject to redemption, (9,199,999 shares at redemption value, $5.95 per share)	54,743,994	54,743,994
Deferred interest related to common stock subject to possible redemption, net of taxes	323,305	352,985

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007 (including 9,199,999 shares subject to possible redemption), respectively	2,875	2,875
Additional paid-in capital	78,941,231	78,941,231
Income accumulated during the development stage	1,567,967	797,210
Total stockholders’ equity	80,512,073	79,741,316
Total liabilities and stockholders’ equity	$139,377,031	$139,182,112

The accompanying notes are an integral part of these financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from April 18, 2006 (date of inception) to December 31, 2008
Revenue	$—	$—	$—
Interest income	2,396,262	2,988,057	5,384,319
Formation and administrative costs	(869,030)	(870,520)	(1,755,581)
Income before provision for income taxes	1,527,232	2,117,537	3,628,738

Provision for income taxes	(786,155)	(951,311)	(1,737,466)
Net income applicable to common stockholders	$741,077	$1,166,226	$1,891,272

Number of common shares subject to possible redemption, basic & diluted	9,199,999	5,444,000	5,413,953

Income per common share subject to possible redemption, basic & diluted	$0.00	$0.06	$0.06

Weighted average number of common shares outstanding not subject to possible redemption, basic	19,550,001	14,360,000	13,870,931

Income per common share not subject to possible redemption, basic	$0.04	$0.06	$0.14

Weighted average number of common shares outstanding not subject to possible redemption, diluted	23,491,944	17,963,000	16,115,332

Income per common share not subject to possible redemption, diluted	$0.03	$0.04	$0.12

The accompanying notes are an integral part of these financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 18, 2006 (date of inception) to December 31, 2008

	Common Shares	Amount	Additional Paid- in Capital	Income (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
Sale of shares issued to Founders on May 1, 2006 at approximately $0.004 per unit	$5,750,000	$575	$24,425	$	$25,000
Net loss applicable to common stockholders				(16,031)	(16,031)
Balances as of December 31, 2006	5,750,000	575	24,425	(16,031)	8,969
Sale of 23,000,000 units on May 30, 2007 at $6 per unit in the public offering	23,000,000	2,300	137,997,700		138,000,000

Sale of warrants issued to Founders on May 30, 2007 at $0.70 per warrant			3,650,000		3,650,000

Underwriting and offering fees and expenses			(4,790,000)		(4,790,000)

Proceeds from public offering of common stock subject to possible redemption (9,199,999 shares common stock at redemption value $5.95 per share)			(54,743,994)		(54,743,994)

Underwriters’ discount and offering costs related to public offering and over-allotment option			(3,196,900)		(3,196,900)

Change in balance of Trust Account relating to common stock subject to possible redemption, net of tax				(352,985)	(352,985)

Net income applicable to common stockholder				1,166,226	1,166,226
Balances at December 31, 2007	28,750,000	2,875	78,941,231	797,210	79,741,316
Change in balance of Trust Account relating to common stock subject to possible redemption, net of tax				29,680	29,680
Net income applicable to common stockholder				741,077	741,077
Balances at December 31, 2008	$28,750,000	$2,875	$78,941,231	$1,567,967	$80,512,073

The accompanying notes are an integral part of these financial statements.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	April 18, 2006 (date of inception) through December 31, 2008
Cash flows from operating activities
Net income	$741,077	$1,166,126	$1,891,272
Deferred income tax benefit	(310,880)	(401,120)	(712,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,519	(30,286)	(28,767)
Accounts payable and accrued expenses	112,842	85,022	199,659
Income tax payable	(659,000)	945,000	286,000
Cash provided by (used in) operating activities	(114,442)	1,764,842	1,636,164

Cash provided by (used in) investing activities
Change in investments held in Trust Account	143,948	(138,589,757)	(138,445,809)

Cash flows from financing activities:
Proceeds from note payable, stockholder	—	—	150,000
Payments for note payable, stockholder	—	(150,000)	(150,000)
Payments of offering costs	—	(4,535,590)	(4,675,000)
Proceeds from underwriters purchase option	—	100	100
Proceeds from issuance of common stock from the offering	—	141,650,000	141,675,000
Net cash provided by financing activities	—	136,964,510	137,000,100

Net increase in cash	29,506	139,595	190,455

Cash, beginning of the period	160,949	21,354	—

Cash, end of the period	$190,455	$160,949	$190,455

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriters’ fees	$3,312,000	$3,312,000	$3,312,000

Supplemental disclosure of cash-flow information:
Cash paid for income taxes	$1,756,035	$—	$2,163,466

The accompanying notes are an integral part of these financial statements.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units (as defined in Note E below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the agriculture industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters for the Offering, are held in a trust account (“Trust Account”) and invested in U.S. “government debt securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding common stock of the Company (excluding, for this purpose, those shares of common stock of the Company issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The stockholders who purchased Units in the Offering (the “Public Stockholders”) and vote against a Business Combination will be entitled to convert their common stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds of the Offering payable to the underwriters for the Offering upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a Public Stockholder’s conversion rights. A Public Stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. If holders of no more than approximately 39.99% of the shares sold in the Offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the stockholders who held shares of common stock of the Company prior to the Offering (the “Founding Stockholders”) have agreed to forfeit and return to the Company for cancellation a number of shares so that they will collectively own no more than 23.0% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination). If the Company is unable to effect a Business Combination and liquidates, none of the Founding Stockholders will receive any portion of the proceeds of the Offering held in the Trust Account to be distributed to the Company’s stockholders with respect to common stock owned by them immediately before the Offering. As of December 31, 2008, after giving effect to a 1.15 for 1 stock split which was effected immediately prior to the Offering, all of the Founding Stockholders, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock of the Company held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering (May 30, 2007) if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Public Stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note C).

NOTE B — BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the instructions to the Annual Report on Form 10-K and the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for all period presented.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

                The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Earnings per common share:

The Company complies with the accounting and disclosure provision of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per common share and diluted income per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The Company used treasury stock method to calculate the diluted earnings per share based on the outstanding warrants issued in the private placement, the initial public offering and the over allotment. As a result, the Company added 3,941,943, 3,603,080 and 2,244,401 shares as of the year ended December 31, 2008 and 2007, and the period from April 18, 2006 (date of inception) to December 31, 2008, respectively, to its basic weighted average number of shares to arrive at the diluted shares used in its calculation of weighted average diluted earnings per share.

The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per common share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to possible redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted net loss per common share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net loss exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO  FINANCIAL STATEMENTS

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

Fair value of financial instruments:

The carrying amounts of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates their fair value.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2008.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position and results of operation and cash flow.  There were no unrecognized tax benefits as of December 31, 2008.

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

NOTES TO  FINANCIAL STATEMENTS

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

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

NOTE D—INCOME TAXES

The Company’s provision for income taxes reflects the application of  Federal, State and City statutory rates to the Company’s income before taxes. For the years ended December 31, 2008 and 2007, and for the period from April 18, 2006 (inception) to December 31, 2008, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes.  The Company recognizes deferred tax assets from the formation and operational expense during the development stage, which is not deductible for the income tax purposes.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO  FINANCIAL STATEMENTS

NOTE D—INCOME TAXES (continued)

The provision for income taxes consists of:

	For the year ended December 31, 2008	For the year ended December 31, 2007	April 18, 2006 (inception) to December 31, 2008
Current Expense
Federal	$680,509	$852,940	$1,533,449
State and City	416,526	499,491	916,017
Total current expense	1,097,035	1,352,431	2,449,466

Deferred Benefit
Federal	(234,245)	(296,120)	(530,365)
State and City	(76,635)	(105,000)	(181,635)
Total deferred benefit	(310,880)	(401,120)	(712,000)

Provision for income taxes	$786,155	$951,311	$1,737,466

NOTE E—OFFERING AND OVER-ALLOTMENT

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

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO  FINANCIAL STATEMENTS

NOTE E—OFFERING AND OVER-ALLOTMENT (continued)

Certain of the directors and officers of the Company purchased 5,214,286 Warrants (“Founder Warrants”) at $0.70 per Founder Warrant (for an aggregate purchase price of approximately $3,650,000) from the Company through Shermen WSC Holding LLC (“Shermen WSC Holding”) in a private placement exempt from registration under Securities Act of 1933, as amended. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Founder Warrants purchased by Shermen WSC Holding are identical to the Warrants underlying the Units sold in the Offering except that (i) if the Company calls the Warrants for redemption, the Founder Warrants will be exercisable on a cashless basis; (ii) the Founder Warrants will not be transferable or salable by Shermen WSC Holding or such directors or officers or their respective affiliates until after the Company completed the Business Combination, except Shermen WSC Holding may distribute them to its members; and (iii) the holders of the Founder Warrants and the Common Stock underlying such Founder Warrants are entitled to registration rights with respect to such securities under an agreement signed on May 30, 2007.  Shermen WSC Holding agreed that the Founder Warrants would not be transferable or salable by it or such directors or officers or their respective affiliates until after the Company completed a Business Combination, except it may distribute them to its members.  Immediately after the purchase of the Founder Warrants, Shermen WSC Holding distributed them to its members.

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

NOTE F—COMMON STOCK

On May 23, 2007, the Company effected a 1.15 for 1 forward stock split of the Initial Shares and issued 750,000 shares of Common Stock to the Founding Stockholders prior to the closing of both the Offering and the over-allotment. All transactions and disclosures in the financial statements relating to Common Stock, have been adjusted to reflect the effects of the stock split.

NOTE G—RELATED PARTY TRANSACTIONS

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

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO  FINANCIAL STATEMENTS

NOTE H—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (“SFAS 157”) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities. The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$138,445,809	$138,445,809	$—	$—

Total	$138,445,809	$138,445,809	$—	$—

The fair values of the Company’s investments held in the Trust Account is determined through market, observable and corroborated sources.

SHERMEN WSC ACQUISITION CORP

(a corporation in the development stage)

NOTES TO  FINANCIAL STATEMENTS

NOTE I—COMMITMENTS

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

The Company has determined, based upon a Black-Scholes option pricing model, that the fair value of this option on the date of sale would be approximately $0.60 per unit, or $420,000 in total, using an expected life of four years, volatility of 52.13% and a risk-free interest rate of 4.92%.

The volatility calculation of 52.13% is based on the average 90-day Bloomberg volatility of a portfolio of nine publicly traded U.S. agricultural companies with market capitalizations between $50,000,000 and $500,000,000. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of Common Stock price, which will depend on a number of factors which could not be ascertained at the time of issuance.  The Company referred to the Index because management believes that the average volatility is a reasonable benchmark to use in estimating the expected volatility of Common Stock post-business combination.  Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.  Although this option and its underlying securities have been registered under a registration statement, this option will provide for registration rights that will permit the holder of this option to demand that a registration statement will be filed with respect to all or any part of the securities underlying this option within five years of the completion of the Offering.  Further, the holders of this option will be entitled to piggy-back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the Offering.

NOTE J—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.  As of December 31, 2008, the Company has not issued any shares of its preferred stock.

NOTE K — THE PROPOSED BUSINESS COMBINATION WITH WESTWAY

On November 25, 2008, the Company entered into a Transaction Agreement with Terminal Merger Sub, LLC, Feed Merger Sub, LLC, ED&F Man Holdings Limited (“ED&F Man”), Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc. pursuant to which the Company will acquire ED&F Man’s bulk liquid storage and liquid feed supplements businesses in exchange for shares of the Company’s common and preferred stock and cash (the “Transaction Agreement”).  The acquisition will be effected by mergers between wholly-owned subsidiaries of ED&F Man and wholly-owned subsidiaries of the Company and by the Company’s purchase of the equity securities of ED&F Man’s other subsidiaries that engage in the bulk liquid storage and liquid feed supplements businesses.  The Company refers to ED&F Man’s bulk liquid storage business and liquid feed

NOTE K — THE PROPOSED BUSINESS COMBINATION WITH WESTWAY (continued)

supplements business collectively as “Westway” or the “Westway business.”  If the business combination is approved by the Company’s stockholders, all of the direct and indirect subsidiaries of ED&F Man that currently engage in the Westway business will become the Company’s wholly-owned subsidiaries, ED&F Man and its affiliates will be the Company’s largest stockholder, owning 49.5% of the Company’s outstanding common stock and over 99% of the Company’s Series A Preferred Stock, and the Company will change its name to “Westway Group, Inc.”

Consummation of the business combination is subject to customary closing conditions, including (a) approval by the Company’s stockholders of the Transaction Agreement; (b) approval by the Company’s stockholders of the amendment and restatement of the Company’s certificate of incorporation; and (c) fewer than 40% of the holders of the shares of the Company’s common stock issued in the Offering (“IPO shares”) vote against the Transaction Agreement and elect that the Company convert their shares into cash.  The business combination will be terminated under certain circumstances, including (a) if the business combination is not consummated by May 30, 2009; (b) the Company’s stockholders do not approve the Transaction Agreement; or (c) holders of 40% or more of the IPO shares vote against the Transaction Agreement and elect that the Company convert their shares into cash.

Under the terms of the Transaction Agreement, as consideration for the business combination, ED&F Man and its affiliates will receive at the closing cash and securities valued at approximately $267.8 million, based on the $138.4 million in the Company’s trust account as of January 31, 2009 (assuming a value of $5.02 per share of common stock, based on the trust value of $6.02 per IPO share (as of that date), less a special dividend of $1.00 per share to be paid to holders of the IPO shares). Specifically, as consideration for the acquisition, the Company will:

•                  pay to ED&F Man approximately $103.0 million in cash, subject to adjustments described below;

•                  issue to ED&F Man approximately 7.4 million newly-issued shares of the Company’s Series A Preferred Stock; and

•                  issue to ED&F Man up to 24.3 million newly-issued shares of the Company’s common stock.

However, if the holders of some, but less than 40%, of the IPO shares elect that the Company convert their shares into cash, the number of shares of common stock the Company will issue will decrease and the number of shares of preferred stock the Company will issue will increase pursuant to a formula described in the Company’s proxy statement.  If the holders of 39.99% of the IPO shares exercise their conversion rights, the consideration would consist of approximately 15.3 million shares of the Company’s common stock, approximately 16.0 million shares of the Company’s preferred stock and $103.0 million in cash. In this case, the Company estimates that the aggregate value of the consideration would be $272.1 million (assuming the values per share set forth above).

The consideration payable to ED&F Man described above will be subject to pre-closing and post-closing adjustments relating to Westway’s closing date net indebtedness and net working capital and to aggregate capital expenditures made by Westway prior to the closing.

Upon consummation of the business combination, the holders of the Company’s common stock, warrants and units will continue to own their existing common stock, warrants and units, and the Company will change its name to “Westway Group, Inc.”  Shares of common stock currently held by the Company’s stockholders will be designated as Class A Common Stock.

Upon the consummation of the business combination, the Company will be delivering to an escrow agent for deposit into an escrow account approximately 12.2 million shares of the Company’s Series A Preferred Stock, issued to ED&F Man, as part of the consideration for the business combination.  These shares will be released to ED&F Man only upon the achievement by the combined company of certain earnings or share price targets described in the Company’s proxy statement (generally, one-third of these shares will be released upon the achievement of earnings or share price targets of $52.0 million or $6.50 per share, $57.0 million or $7.00 per share and $62.0 million or $7.50 per share, respectively).  Assuming the release to ED&F Man of all of these escrowed shares, the value of the

NOTE K — THE PROPOSED BUSINESS COMBINATION WITH WESTWAY (continued)

consideration to be paid in connection with the business combination would increase by $70.1 million, and would total $337.9 million assuming no exercise of conversion rights by the Company’s stockholders or $342.2 million assuming that holders of 39.99% of the IPO shares exercise their conversion rights.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shermen WSC Acquisition Corp.

We have audited the accompanying balance sheets of Shermen WSC Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, the period from April 18, 2006 (date of inception) to December 31, 2006 and for the period April 18, 2006 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Period from April 18, 2006 (inception) to December 31, 2006	Period from April 18, 2006 (inception) to December 31, 2007
Revenue	$—	$—	$—
Formation and operating costs	870,520	16,031	886,551
Loss from operations	(870,520)	(16,031)	(886,551)
Interest income	2,988,057		2,988,057
Income before provision for income tax	2,117,537	(16,031)	2,101,506
Provision for income taxes	(951,311)		(951,311)
Net income (loss) applicable to common stockholder	$1,166,226	$(16,031)	$1,150,195
Maximum number of shares subject to possible redemption:
Approximate weighted average number of common shares, basic and diluted, subject to possible redemption	5,444,000		3,190,000
Income per common share amount, basic and diluted, subject to possible redemption	$0.06	$	$0.11
Approximate weighted average number of common shares outstanding:
(not subject to possible redemption), basic	14,360,000	5000,000	10,795,000
Income (loss) per common share, basic	$0.06	$(0.01)	$0.07
Approximate weighted average number of common shares outstanding:
(not subject to possible redemption), diluted	17,963,000	500,000	14,413,000
Income (loss) per common share, diluted	$0.04	$(0.01)	$0.05

See accompanying notes to the financial statements.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 18, 2006 (date of inception) to December 31, 2007

	Common Shares	Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
Balances at April 18, 2006	—	$—	$—	$—	$—
Sale of units issued to Founders on May 1, 2006 at $0.004 per unit	5,750,000	575	24,425		25,000
Net loss applicable to common stockholders				(16,031)	(16,031)
Balances as of December 31, 2006	5,750,000	575	24,425	(16,031)	8,969
Issuance of 23,000,000 units on May 30, 2007 at $6 per unit in the public offering	23,000,000	2,300	137,997,700		138,000,000
Warrants issued to Founders on May 30, 2007 at $0.70 per warrant			3,650,000		3,650,000
Underwriting and offering fees and expenses			(4,790,000)		(4,790,000)
Proceeds from public offering subject to possible redemption (9,199,999 shares common stock at redemption value)			(54,743,994)		(54,743,994)
Underwriters’ discount and offering costs related to public offering and over-allotment option			(3,196,900)		(3,196,900)
Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $289,000				(352,985)	(352,985)
Net income applicable to common stockholder				1,166,226	1,166,626
Balances, at December 31, 2007	28,750,000	$2,875	$78,941,231	$797,210	$79,741,316

See accompanying notes to the financial statements.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	April 18, 2006 (date of inception) through December 31, 2006	April 18, 2006 (date of inception) through December 31, 2007
Cash flows from operating activities:
Net income (loss)	$1,166,126	$(16,031)	$1,150,195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	(401,120)		(401,120)
Changes in operating assets and liabilities:
Prepaid expenses	(30,286)		(30,286)
Accounts payable and accrued expenses	85,022	1,785	86,817
Income tax payable	945,000		945,000
Cash provided by (used in) operating activities	1,764,842	(14,236)	1,750,606
Cash used in investing activities:
Cash held in Trust Fund	(138,589,757)		(138,589,757)
Cash flows from financing activities:
Proceeds from note payable, stockholder		150,000	150,000
Payments for note payable, stockholder	(150,000)		(150,000)
Payments of offering costs	(4,535,590)	(139,410)	(4,675,000)
Proceeds from sale of stock options	100		100
Proceeds from issuance of common stock from the Offering	141,650,000	25,000	141,675,000
Net cash provided by financing activities	136,964,510	35,590	137,000,100
Net increase in cash	139,595	21,354	160,949
Cash, beginning of the period	21,354
Cash, end of the period	$160,949	$21,354	$160,949
Supplemental schedule of non-cash investing and financing activities:
Deferred underwriters’ fees	$3,312,000	$8,886	$3,312,000
Accrual of offering costs	$—	$318,000	318,000

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering of Units (as defined in Note C below) (the “Offering”), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the agriculture industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters for the Offering, is held in a trust account (“Trust Account”) and invested in U.S. “government debt securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding common stock of the Company (excluding, for this purpose, those shares of common stock of the Company issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The stockholders who purchased Units in the Offering (the “Public Stockholders”) and vote against a Business Combination will be entitled to convert their common stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds of the Offering payable to the underwriters for the Offering upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a Public Stockholder’s conversion rights. A Public Stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. If holders of no more than approximately 39.99% of the shares sold in the Offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the stockholders who held shares of common stock of the Company (the “Founding Stockholders”) have agreed to forfeit and return to the Company for cancellation a number of shares so that they will collectively own no more than 23% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination). If

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

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

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Earnings (loss) per share:

The Company complies with the accounting and disclosure provision of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income (loss) per common share for all periods presented. Basic income per share excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional incremental shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The Company used treasury stock method to calculate the diluted earnings per share based on the outstanding warrants issued in the private placement, the initial public offering and the over-allotment. As a result, the Company added 3,603,080 and 3,617,897 shares as of the year ended December 31, 2007 and the period from April 18, 2006 (date of inception) to December 31, 2007,

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively to its basic weighted average number of shares to arrive at the diluted shares used in its calculation of weighted average diluted earnings per share.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial statements.

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

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Shermen WSC Holding LLC (“Shermen WSC Holding”) has purchased 5,214,286 Warrants (“Founder Warrants”) at $0.70 per Warrant (for an aggregate purchase price of approximately $3,650,000) in a private placement from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Founder Warrants purchased by Shermen WSC Holding are identical to the Warrants underlying the Units being offered in the Offering except that (i) the Company has no

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—OFFERING AND OVER-ALLOTMENT (Continued)

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

NOTE D—COMMON STOCK

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

Certain of the directors and officers of the Company have purchased through Shermen WSC Holding LLC, in a private placement, 5,214,286 Founder Warrants immediately prior to the Offering at a price of $0.70 per warrant (an aggregate purchase price of approximately $3,650,000) from the Company and not as part of the Offering. They have also agreed that the Found Warrants purchased by them will not be sold or transferred until completion of a Business Combination.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

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

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—COMMITMENTS (Continued)

The volatility calculation of 52.13% is based on the average 90-day Bloomberg volatility of a portfolio of nine publicly traded U.S. agricultural companies with market capitalizations between $50,000,000 and $500,000,000. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its Common Stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the Index because management believes that the average volatility is a reasonable benchmark to use in estimating the expected volatility of Common Stock post-business combination. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless. Although this option and its underlying securities have been registered under a registration statement, this option will provide for registration rights that will permit the holder of this option to demand that a registration statement will be filed with respect to all or any part of the securities underlying this option within five years of the completion of the Offering. Further, the holders of this option will be entitled to piggy-back registration rights in the event we undertake a subsequent registered offering within seven years of the completion of the Offering.

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