Form 10-Q
period 2009-03-31
Shermen WSC Acquisition Corp
filed 2009-05-01
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐                       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-52642

Shermen WSC Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4755936
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o The Shermen Group, 230 Park Avenue, Suite 1000, New York, NY	10169
(Address of Principal Executive Offices)	(Zip Code)

(212) 332-2858

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐.

As of April 27, 2009, 28,750,000 shares of common stock, par value $ 0.0001 per share, were issued and outstanding.

Shermen Acquisition Corp.

(a development stage enterprise)

PART I — FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash	$65,566	$190,455
Prepaid expenses	154,136	28,767
Total current assets	219,702	219,222

Other assets
Deferred taxes	860,000	712,000
Investments held in Trust Account	137,973,055	138,445,809
Total Assets	$139,052,757	$139,377,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$278,331	$199,659
Income taxes payable	—	286,000
Total current liabilities	278,331	485,659

Long-term liability,
deferred underwriters’ fee	3,312,000	3,312,000
Total liabilities	3,590,331	3,797,659

Commitments

Common stock subject to redemption, (9,199,999 shares at redemption value, $5.95 per share)	54,743,994	54,743,994
Deferred interest related to common stock subject to possible redemption, net of taxes	227,278	323,305

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008 (including 9,199,999 shares subject to possible redemption), respectively	2,875	2,875
Additional paid-in capital	78,941,231	78,941,231
Retained earnings	1,547,048	1,567,967
Total stockholders’ equity	80,491,154	80,512,073
Total liabilities and stockholders’ equity	$139,052,757	$139,377,031

The accompanying notes are an integral part of these condensed interim financial statements.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from April 18, 2006 (inception) to March 31, 2009

Revenue	$—	$—	$—
Interest income	77,316	1,016,441	5,461,635
Formation and operating costs	(321,396)	(187,189)	(2,076,977)
Income (loss) before provision for income taxes	(244,080)	829,252	3,384,658

Provision for (income taxes) benefit	127,134	(412,259)	(1,610,332)
Net income (loss) applicable to common stockholders	$(116,946)	$416,993	$1,774,326

Weighted average number of common shares subject to possible redemption, basic & diluted	9,199,999	9,199,999	5,729,749

Income (loss) per share subject to possible redemption, basic & diluted	$(0.01)	$0.04	$0.04

Weighted average number of common shares outstanding not subject to possible redemption, basic	19,550,001	19,550,001	14,344,625

Net income (loss) per common share, basic	$(0.01)	$0.02	$0.11

Weighted average number of common shares outstanding not subject to possible redemption, diluted	19,550,001	30,136,039	16,807,128

Net income per common share, diluted	$(0.01)	$0.01	$0.09

The accompanying notes are an integral part of these condensed interim financial statements.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 18, 2006 (date of inception) to March 31, 2009

	Common Shares	Amount	Additional Paid- in Capital	(Deficit Accumulated During the Development Stage) Retained earnings	Total Stockholders’ Equity
Sale of shares issued to Founders on May 1, 2006 at $0.005 per unit	5,750,000	$575	$24,425	$	$25,000

Net loss applicable to common stockholders				(16,031)	(16,031)

Balances as of December 31, 2006	5,750,000	$575	$24,425	$(16,031)	$8,969

Sale of 23,000,000 units on May 30, 2007 at $6 per unit in the public offering	23,000,000	2,300	137,997,700		138,000,000

Sale of warrants issued to Founders on May 30, 2007 at $0.70 per warrant			3,650,000		3,650,000

Underwriting and offering fees and expenses			(4,790,000)		(4,790,000)

Proceeds from public offering of common stock subject to possible redemption (9,199,999 shares common stock at redemption value)			(54,743,994)		(54,743,994)

Underwriters’ discount and offering costs related to public offering and over-allotment option			(3,196,900)		(3,196,900)

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax				(323,305)	(323,305)

Net income applicable to common stockholders				1,907,303	1,907,303

Balances at December 31, 2008	28,750,000	$2,875	$78,941,231	$1,567,967	$80,512,073

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax (unaudited)				96,027	96,027

Net (loss) applicable to common stockholders (unaudited)				(116,946)	(116,946)

Balances at March 31, 2009 (unaudited)	28,750,000	$2,875	$78,941,231	$1,547,048	$80,491,154

The accompanying notes are an integral part of these condensed interim financial statements.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	April 18, 2006 (date of inception) through March 31, 2009

Cash flows from operating activities
Net income (loss)	$(116,946)	$416,993	$1,774,326
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	(148,000)	(93,060)	(860,000)
Changes in operating assets and liabilities:
Prepaid expenses	(125,369)	19,125	(154,136)
Accounts payable and accrued expenses	78,672	(45,751)	278,331
Income taxes	(286,000)	(541,850)	—
Cash provided by (used in) operating activities	(597,643)	(244,543)	1,038,521

Cash provided by (used in) investing activities
Investments held in Trust Account	472,754	83,594	(137,973,055)

Cash flows from financing activities:
Proceeds from note payable, stockholder	—	—	150,000
Payments for note payable, stockholder	—	—	(150,000)
Payments of offering costs	—	—	(4,675,000)
Proceeds from sale of stock options from the offering	—	—	100
Proceeds from issuance of common stock from the offering	—	—	141,675,000
Net cash provided by financing activities	—	—	137,000,100

Net decrease in cash	(124,889)	(160,949)	—

Cash, beginning of the period	190,455	160,959	—

Cash, end of the period	$65,566	$—	$65,566

Supplemental schedule of :
Non-cash financing activity:
Deferred underwriters’ fees	$—	$—	$3,312,000
Cash used for:
Taxes paid	$578,931	$1,159,670	$2,816,489

The accompanying notes are an integral part of these condensed interim financial statements.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units (as defined in Note F below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the agriculture industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, at least 99.5% of the gross proceeds, after the payment of certain amounts to the underwriters for the Offering, are held in a trust account (“Trust Account”) and invested in U.S. “government debt securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty  (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding common stock of the Company (excluding, for this purpose, those shares of common stock of the Company issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The stockholders who purchased Units in the Offering (the “Public Stockholders”) and vote against a Business Combination will be entitled to convert their common stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds of the Offering payable to the underwriters for the Offering upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a Public Stockholder’s conversion rights. A Public Stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders.   If holders of no more than approximately 39.99% of the shares sold in the Offering vote against a Business Combination and seek to exercise their conversion rights and such Business Combination is consummated, the stockholders who held shares of common stock of the Company (the “Founding Stockholders”) have agreed to forfeit and return to the Company for cancellation a number of shares so that they will collectively own no more than 23.0% of the Company’s outstanding common stock upon consummation of such Business Combination (without giving effect to any shares that may be issued in such Business Combination).  If the Company is unable to effect a Business Combination and liquidates, none of the Founding Stockholders will receive any portion of the proceeds of the Offering held in the Trust Account to be distributed to the Company’s stockholders with respect to common stock owned by them immediately before the Offering.  As of March 31, 2009, after giving effect to a 1.15 for 1 stock split which was effected immediately prior to the Offering, all of the Founding Stockholders, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock of the Company held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering (May 27, 2007) if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Public Stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note F).

NOTE B — BASIS OF PRESENTATION

The accompanying  condensed interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2009 and the financial results for the three months ended March 31, 2009 and 2008 and from April 18, 2006 (date of inception) to March 31, 2009, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).   Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for a full fiscal year.  These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Earnings per common share:

The Company complies with the accounting and disclosure provision of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per common share and diluted income per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.  The Company used treasury stock method to calculate the diluted earnings per share based on the outstanding warrants issued in the private placement, the initial public offering and the over allotment. As a result, the Company added 4,825,832, 10,586,038 and 2,462,503 shares as of the three months ended March 31, 2009 and 2008, and the period from April 18, 2006 (date of inception) to March 31, 2009, respectively to its basic weighted average number of shares to arrive at the diluted shares used in its calculation of weighted average diluted earnings per share.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per common share: (continued)

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

Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the accompanying condensed balance sheets.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  There were no unrecognized tax benefits as of March 31, 2009.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at March 31, 2009.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities held in trust

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.”  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  Such amortization and accretion is included in the “interest Income” line item in the statement of operations. Interest income is recognized when earned.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

NOTE D—INCOME TAXES

The Company’s provision for income taxes reflects the application of Federal, State and City statutory rates to the Company’s income before taxes. For the three months ended March 31, 2009 and 2008, and for the period from April 18, 2006 (inception) to March 31, 2009, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes.

Component of the provision for income taxes consists of:

	For three months ended March 31, 2009	For three months ended March 31, 2008	April 18, 2006 (inception) to March 31, 2009
Current Expense (Benefit)
Federal	$—	$263,306	$1,453,500
State and City	20,866	242,013	1,016,832
Total current expense	20,866	505,319	2,470,332

Deferred Expense (Benefit)
Federal	(29,758)	(92,157)	(508,725)
State and City	(118,242)	(903)	(351,275)
Total deferred benefit	(148,000)	(93,060)	(860,000)
Provision for income taxes	$(127,134)	$412,259	$1,610,332

NOTE E—INVESTMENT IN TRUST ACCOUNT; MARKETABLE SECURITIES

Since the closing of the Offering, net proceeds from the offering have been held in a trust account (“Trust Account”).  The Trust Account may be invested in U.S. “government debt securities,” defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below.

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE E—INVESTMENT IN TRUST ACCOUNT; MARKETABLE SECURITIES (continued)

As of March 31, 2009 investment securities in the Company’s Trust Account consist of (a) approximately $137,959,193 in Treasury Bills and (b) approximately $1,000 in a mutual fund that invests in U.S. Treasury securities.  The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.”  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.  The Company’s investment in the U.S. Treasury mutual fund account (approximately $1,000 at March 31, 2009) is recorded at fair value.

The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at March 31, 2009 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$137,959,193	$13,195	$137,972,388

NOTE F—OFFERING AND OVER-ALLOTMENT

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

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE F—OFFERING AND OVER-ALLOTMENT (continued)

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

NOTE G—COMMON STOCK

On May 23, 2007, the Company effected a 1.15 for 1 forward stock split of the Initial Shares and issued 750,000 shares of Common Stock to the Founding Stockholders prior to the closing of both the Offering and the over-allotment. All transaction and disclosures in the financial statements relating to Common Stock, have been adjusted to reflect the effects of the stock split.

NOTE H—RELATED PARTY TRANSACTIONS

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

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE J—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.  As of March 31, 2009, the Company has not issued any shares of its preferred stock.

NOTE K—THE PROPOSED BUSINESS COMBINATION WITH WESTWAY

On November 25, 2008, the Company entered into a Transaction Agreement with Terminal Merger Sub, LLC, Feed Merger Sub, LLC, ED&F Man Holdings Limited (“ED&F Man”), Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc. (the “Transaction Agreement”) pursuant to which the Company will acquire ED&F Man’s bulk liquid storage and liquid feed supplements businesses in exchange for shares of the Company’s common and preferred stock and cash (such transaction, the “Business Combination”).  The Business Combination will be effected by mergers between wholly-owned subsidiaries of ED&F Man and wholly-owned subsidiaries of the Company and by the Company’s purchase of the equity securities of ED&F Man’s other subsidiaries that engage in the bulk liquid storage and liquid feed supplements businesses.  The Company refers to ED&F Man’s bulk liquid storage business and liquid feed

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE K—THE PROPOSED BUSINESS COMBINATION WITH WESTWAY (continued)

supplements business collectively as “Westway” or the “Westway business.”  If the Business Combination is approved by the Company’s stockholders, all of the direct and indirect subsidiaries of ED&F Man that currently engage in the Westway business will become the Company’s wholly-owned subsidiaries, ED&F Man and its affiliates will be the Company’s largest stockholder, owning 49.5% of the Company’s outstanding common stock and over 99% of the Company’s Series A Preferred Stock, and the Company will change its name to “Westway Group, Inc.”

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

Under the terms of the Transaction Agreement, as consideration for the Business Combination, ED&F Man and its affiliates will receive at the closing cash and securities valued at approximately $267.8 million, based on the $138.4 million in the Company’s trust account as of November 25, 2008, the date of the Transaction Agreement (assuming a value of $5.02 per share of common stock, based on the trust value of $6.02 per IPO share (as of that date), less a special dividend of $1.00 per share to be paid to holders of the IPO shares). Specifically, as consideration for the acquisition, the Company will:

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

SHERMEN WSC ACQUISITION CORP.

(a corporation in the development stage)

(Unaudited)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE K—THE PROPOSED BUSINESS COMBINATION WITH WESTWAY (continued)

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

The Business Combination will be accounted for under the purchase method of accounting.  The purchase price allocation has not been finalized and is subject to change based upon recording actual transaction costs, finalization of working capital adjustments, and completion of appraisals of tangible and intangible assets of the acquired Westway business.  The final allocation of the purchase price will be determined after the Business Combination is complete and after completion of a final analysis to determine the fair values of the tangible and identifiable intangible assets and liabilities as of the closing date of the Business Combination.

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

On November 25, 2008, our board of directors approved a business combination with ED&F Man Holdings Limited (“ED&F Man”), and we entered into a transaction agreement with ED&F Man (the “Transaction Agreement”) pursuant to which we will acquire ED&F Man’s bulk liquid storage and liquid feed supplements business (such business, “Westway” or the “Westway Business”) in exchange for our common and preferred stock and cash.  ED&F Man is a leading global supplier of a broad range of commodity products, including sugar, molasses, animal feed, tropical oils, biofuels and coffee to multi-national and industrial consumers.

Under the terms of the Transaction Agreement, our acquisition of Westway (the “Business Combination”) will be effected by mergers between Westway Holdings Corporation (“ED&F Sub”), Westway Terminal Company Inc. and Westway Feed Products, Inc., which are wholly-owned subsidiaries of ED&F Man, and us, which mergers will be implemented by our wholly-owned subsidiaries, Terminal Merger Sub LLC and Feed Merger Sub LLC, and by our purchase of the equity securities of ED&F Man’s other subsidiaries that engage in the Westway Business.  If the Business Combination is approved by our stockholders, all of the direct and indirect subsidiaries of ED&F Man that currently engage in the Westway Business will become our wholly-owned subsidiaries, ED&F Man and its affiliates will be our largest stockholder, owning 49.5% of our outstanding common stock and over 99% of our Series A Preferred Stock, and we will change our name to “Westway Group, Inc.”

Results of Operations, Financial Condition and Liquidity

Through March 31, 2009, our efforts have been limited to organizational activities, activities relating to the IPO, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the IPO and our private placement of the Founder Warrants.

Net loss totaled $116,946, which consisted of $77,316 of interest income from the Trust Account offset by $321,396 of formation and operating expenses and $(127,134) of provision for income taxes, for the three months ended March 31, 2009.  Net income totaled $416,993, which consisted of $1,016,441of interest income from the Trust Account offset by $187,189 of formation and operating expenses and $412,259 of provision for income taxes, for the three months ended March 31, 2008.  From inception, net income totaled $1,774,326, which consisted of $5,461,635 of interest income from the Trust Account offset by $2,076,977 of formation and operating expenses and $1,610,332 of provision for income taxes.

Interest income from the Trust Account excludes earnings on funds held in the Trust Account associated with Common Stock subject to possible conversion, and, except for amounts equal to any taxes payable by us relating to such interest earned and one half of such interest earned, net of taxes, up to $1,500,000 which may be released to us on a monthly basis to cover our operating expenses, will not be released to us from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination (May 31, 2009).

We have provided for only an effective tax rate of slightly over 46% on a year and inception-to-date basis primarily because substantially all of the funds deposited in the Trust Account are exempt from federal, state and local taxes.  For the three months ended March 31, 2009 and for the period from inception to March 31, 2009, our income tax (benefits) expenses were approximately $(127,134) and $1,610,332, respectively.

As of March 31, 2009, we had approximately no unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the Trust Account through March 31, 2009:

Gross proceeds from our initial public offering of common stock and financing transaction	$138,000,000
Gross proceeds from private placement warrant holders	3,650,000
Underwriters’ fee	(4,140,000)
Blue Sky fees	(25,000)
Custodial fees	(17,100)
Funds not placed in trust	(607,900)

Cash placed in trust on May 31, 2007	136,860,000
Total investment income earned on assets held in trust, May 31, 2007 through March 31, 2009:	5,461,635
Subtotal	142,321,635

Withdrawals from the trust during the period May 31, 2007 through March 31, 2009:
Payments for all taxes and SEC filing fees	(2,789,166)
Transfers to the Company’s operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes	(1,493,428)
Unspent monies in checking	(65,566)
Custodial transfer fees	(420)
Total transfers from custodial accounting to checking	(4,348,580)
Total assets held in trust account as of March 31, 2009	$137,973,055

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account (May 31, 2009), we may not engage in, any substantive commercial business.  Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.  The net proceeds of the IPO held in the Trust Account may be invested by the trustee only in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act of 1940, as amended, that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency.  Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer (who is also the principal financial officer), of the effectiveness of the design and operation of our disclosure control and procedures.  Our chief executive officer and our chief financial officer (who is also the principal financial officer) concluded that our disclosure controls and procedures are effective at such reasonable assurance level as of the end of the quarterly period ended March 31, 2009.

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed under the caption “Risk Factors” beginning on page 29 of our Annual Report on Form 10-K filed with the SEC on March 13, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: April 28, 2009