Form 10-Q
period 2009-06-30
Westway Group, Inc.
filed 2009-08-10
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-52642

Westway Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4755936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

365 Canal Street, Suite 2900, New Orleans, LA	70130
(Address of principal executive offices)	(Zip Code)

(504) 525-9741

(Registrant’s telephone number, including area code)

Shermen WSC Acquisition Corp.

c/o The Shermen Group, 230 Park Avenue, Suite 1000, New York, NY 10169

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2009, 13,899,033 shares of our Class A common stock, par value $0.0001 per share, and 12,624,003 shares of our Class B common stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

Rule 12b-25 Explanatory Note: The financial statements presented in Part I, Item 1 of this Form 10-Q do not include the “predecessor” combined carveout financial statements of the businesses acquired by the Company, Westway Group, Inc., on May 28, 2009, and any financial statement notes particularly relating thereto. The Company is filing today a Notification of Late Filing on Form 12b-25 with respect to such predecessor financial statements and notes, and expects to file an amended Form 10-Q with such predecessor financial statements and notes within the five calendar days contemplated in Rule 12b-25.

Westway Group, Inc. Index to Form 10-Q

Certain Defined Terms

Unless the context otherwise requires, when used in this quarterly report on Form 10-Q:

•

the “Company” or “we” or “us” or “Westway Group, Inc.” means the public company now named Westway Group, Inc. (which was named Shermen WSC Acquisition Corp. before May 28, 2009), together with its wholly-owned subsidiaries;

•	the “acquired business” means the bulk liquid storage and liquid feed supplements businesses, prior to acquisition, that were acquired by the Company from ED&F Man in the business combination;

•	the “business combination” means the set of transactions consummated on May 28, 2009, by which the Company acquired the acquired business;

•

“ED&F Man” means ED&F Man Holdings Limited on an unconsolidated basis (except, when describing issuances of the Company’s capital stock and various agreements and arrangements of the Company with certain domestic wholly-owned subsidiaries of ED&F Man Holdings Limited, “ED&F Man” may instead be used to mean the applicable wholly-owned subsidiary);

•	“ED&F Man group” means ED&F Man and its direct and indirect subsidiaries; and

•	“our sponsor” means Shermen WSC Holding LLC.

•

In circumstances where we wish to stress that we are limiting the time period when we are referring to the Company, we have referred to the Company before the business combination as “Shermen WSC Acquisition Corp.” or simply “Shermen”.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,181	$190
Cash held in trust fund (restricted)	—	138,446
Accounts receivable	36,694	—
Inventories	23,121	—
Prepaid expenses and other current assets	4,678	29

Total current assets	69,674	138,665
Investment in unconsolidated subsidiaries	3,806	—
Property, plant and equipment, net	291,958	—
Goodwill and intangibles	97,014	—
Deferred tax asset	4,891	712

Total assets	$467,343	$139,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,906	$200
Goods received and not yet invoiced	7,090	—
Other current liabilities	1,740	286

Total current liabilities	46,736	486

Borrowings under credit facilities	65,165	—
Deferred income taxes	66,608	—
Deferred underwriters’ fee	—	3,312

Total liabilities	178,509	3,798

Commitments

Common stock subject to redemption (2008: 9,199,999 shares at redemption value)	—	54,744
Deferred interest related to common stock subject to redemption, net of taxes	—	323

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none issued at June 30, 2009. (December 31, 2008: $.0001 par value; 1,000,000 shares authorized; none issued)	—	—

Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 30,886,830 issued and outstanding at June 30, 2009 (December 31, 2008: $0.0001 par value; 1,000,000 shares authorized, none issued)	177,291	—

Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,403,036 issued and outstanding at June 30, 2009 represented by 13,779,033 Class A and 12,624,003 Class B shares. (December 31, 2008: $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding)	3	3
Additional paid-in capital	133,652	78,941
Retained earnings (accumulated deficit)	(8,088)	1,568
Treasury stock at cost – 2,514,369 shares (December 31, 2008: 0 shares)	(15,086)	—

Total Westway Group, Inc. stockholders’ equity	287,772	80,512
Non-controlling interest	1,062	—

Total stockholders’ equity	288,834	80,512

Total liabilities and stockholders’ equity	$467,343	$139,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

(unaudited)

Predecessor Combined Carve-Out Balance Sheet
as of October 31, 2008
ASSETS
Current Assets

Accounts receivable from third parties (net of allowances of $259)	$39,166
Accounts receivable from ED&F Man	532
Inventories	21,490

Prepaid expenses and other current assets	3,185

Total Current Assets	64,373

Non-Current Assets
Investments	2,916
Property, plant & equipment, net	137,390
Goodwill and intangibles	4,972
Deferred tax assets	1,565
Income taxes recoverable	528

Total Non-Current Assets	147,371

Total Assets	$211,744

LIABILITIES AND ED&F MAN NET INVESTED CAPITAL
Current Liabilities
Accounts payable to third parties	$13,932
Accounts payable to ED&F Man	9,483
Accrued invoices	7,394
Payroll accruals	5,473
Other accrued expenses	7,851
Income taxes payable	5,466

Total Current Liabilities	$49,599
Non-Current Liabilities
Deferred tax liabilities	24,343
Other liabilities	69

Total Non-Current Liabilities	24,412
Minority Interest	1,117
Commitments and Contingencies

ED&F Man Net Invested Capital

Net invested capital excluding accumulated other comprehensive (loss)/income	136,695

Accumulated other comprehensive (loss)/income	(79)

ED&F Man Net Invested Capital	136,616

Total Liabilities and ED&F Man Net Invested Capital	$211,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues
Bulk liquid storage	$6,085	$—	$6,085	$—
Liquid feed supplements	19,682	—	19,682	—

Total net revenues	25,767	—	25,767	—
Costs of sales – liquid feed supplements	16,236	—	16,236	—

Gross profit	9,531	—	9,531	—
Other operating costs and expenses	4,233	204	4,554	391
Depreciation	1,258	—	1,258	—
Selling, general and administrative expenses	2,764	—	2,764	—
Business combination expenses	13,697	—	13,697	—

Total operating expenses	21,952	204	22,273	391

Operating loss	(12,421)	(204)	(12,742)	(391)

Other income (expense)
Interest income	66	306	143	1,322
Interest expense	(308)	—	(308)	—

Total other income (expense)	(242)	306	(165)	1,322

(Loss) income before income tax benefit (provision) and equity in earnings of unconsolidated subsidiaries	(12,663)	102	(12,907)	931
Income tax benefit (provision)	3,166	(29)	3,293	(441)
Equity in earnings of unconsolidated subsidiaries	6	—	6	—

Net (loss) income	(9,491)	73	(9,608)	490

Net income attributable to non-controlling interest	19	—	19	—

Net (loss) income attributable to Westway Group, Inc.	$(9,472)	$73	$(9,589)	$490
Preferred dividends	(390)	—	(390)	—

Net (loss) income applicable to common stockholders	$(9,862)	$73	$(9,979)	$490

Weighted average number of common shares outstanding:
Basic	19,610,705	19,550,001	19,580,353	19,550,001
Diluted	19,610,705	23,596,464	19,580,353	23,385,967
Net (loss) income per share of common stock:
Basic	(0.50)	$0.00	(0.51)	$0.03
Diluted	(0.50)	$0.00	(0.51)	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

Predecessor Combined Carve-Out Statements of Operations

Net Revenues
Bulk Liquid Storage
Liquid Supplements
Related Parties—ED&F Man

Total Revenues
Cost of Sales

Gross Profit

Selling, General and Administrative Expenses

Income from Operations
(Expense)/Income from Investments
(Loss)/Gain on Disposals of Property, Plant & Equipment

Total Non-Operating (Expense)/Income

Income before Taxes
Income Tax Expense
Minority Interest

Net Income

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The information in this schedule will be provided in accordance with Form 12b-25 filed in conjunction with this Form 10-Q.

WESTWAY GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2008 to June 30, 2009

(in thousands)

	Shares	Series A Convertible Preferred Stock	Shares	Common Stock Class A	Shares	Common Stock Class B	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares At Cost	Treasury Stock	Non- Controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2008	—	$—	28,750	$3	—	$—	$78,941	$1,568	—	$—	$—	80,512

Net (loss) income								(9,589)				(9,589)

Cancellation of 9,190 common shares following exercise of conversion rights			(9,190)	(1)			(338)					(339)

Repurchase of 2,514 common shares at $6.00 per share			(2,514)						2,514	(15,086)		(15,086)

Cancellation of 3,267 common shares previously held by sponsor			(3,267)									—

Issuance of 12,624 class B common shares at $5.00 per share					12,624	1	63,119					63,120

18,705 Series A convertible preferred shares issued at $5.74 per share	18,705	107,367										107,367

12,182 deferred Series A convertible preferred shares issued at $5.74 per share	12,182	69,924										69,924

Cash dividends declared and paid, $1.00 per class A common share							(11,382)					(11,382)

Series A preferred dividend accrued at $0.0344 per preferred shares								(390)				(390)

Reversal of accretion of trust account relating to common stock subject to possible redemption, net of tax								323				323

Reversal of previously accrued underwriters’ discount and offering costs related to public offering							3,312					3,312

Non-controlling interest											1,062	1,062

Balance, June 30, 2009	30,887	$177,291	13,779	$2	12,624	$1	$133,652	$(8,088)	2,514	$(15,086)	1,062	288,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(9,589)	$490

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Deferred tax benefit	(4,468)	(183)
Depreciation and amortization	1,258	—
(Increase) decrease minority interests	(18)	—
(Increase) decrease in accounts receivable	685	—
(Increase) decrease in inventory	(2,986)	—
(Increase) decrease in prepaid expenses	(2,780)	(88)
Increase (decrease) in accounts payable	13,410	(40)
Increase (decrease) in income tax payable	(1,700)	(945)
Increase (decrease) in other current liabilities	(510)	—

Net cash provided by (used in) operating activities	(6,698)	(766)

Cash flow from investing activities
(Increase) decrease in restricted cash held in trust account	138,446	618
Capital expenditures for property, plant and equipment	(2,474)	—
Payment to ED&F Man for acquired business	(99,621)	—
Acquisitions – Investments	(122)	—

Net cash provided by (used in) investing activities	36,229	618

Cash flows from financing activities:
Borrowings under credit facilities	57,012	—
Purchase of treasury stock	(15,086)	—
Cash dividends declared and paid	(11,382)	—
Redemption of redeemable common stock following exercise of conversion rights	(55,084)	—

Net cash provided by (used in) financing activities	(24,540)	—

Net increase in cash and cash equivalents	4,991	(148)
Cash and cash equivalents, beginning of period	190	161

Cash and cash equivalents, end of period	5,181	13
Supplemental disclosures of cash flow information:
Cash paid for income taxes	900	—
Cash paid for interest	308	—
Non-cash financing and investing activities:
Reduction in deferred underwriter liability	3,312	—
Preferred stock issued to ED&F Man for acquired business	177,291	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Predecessor Combined Carve-Out Statements of Cash Flows

Cash flows from operating activities
Net income	$	$
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation
(Decrease)/increase in deferred tax assets/liabilities
Increase/(decrease) in minority interest
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable
(Increase) decrease in inventory
(Increase) decrease in prepaid and other
(Increase) decrease in other non-current assets
(Increase) decrease in income taxes recoverable
(Decrease) increase in accounts payable
(Decrease) increase in tax payable
(Decrease) increase in other liabilities

Net cash provided by operating activities

Cash flows from investing activities
Capital expenditures in property, plant and equipment
Investments in joint ventures

Net cash used in investing activities
Cash flows from financing activities
Change in ED&F Man net invested capital
Increase (decrease) in deferred underwriting fees

Net cash used in financing activities
Net change in cash and cash equivalents
Cash and cash equivalents at beginning of year
Cash and cash equivalents at end of year

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The information in this schedule will be provided in accordance with Form 12b-25 filed in conjunction with this Form 10-Q.

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS

Shermen WSC Acquisition Corp. (“Shermen”) was a blank check company created on April 18, 2006 and was formed to acquire an operating business in the agriculture industry through a merger, capital stock exchange, asset acquisition, stock purchase, or other similar business combination. On November 25, 2008, Shermen entered into a transaction agreement with ED&F Man Holdings Limited (“ED&F Man”), Westway Holdings Corporation (“Holdings”) and certain other parties to acquire the worldwide bulk liquid storage and liquid feed supplements businesses previously owned by the ED&F Man group (the “acquired business”). This business combination was consummated on May 28, 2009. On May 28 2009, Shermen WSC Acquisition Corp. changed its name to Westway Group, Inc. We refer to Westway Group, Inc. (formerly Shermen WSC Acquisition Corp.), together with its wholly-owned subsidiaries, as the “Company” or “we” or “us”.

The Company is comprised of the pre-existing financing and management activities of Shermen, along with the bulk liquid storage and liquid feed supplements businesses acquired from ED&F Man, including the following subsidiaries and affiliates:

Acquired Business	Business Segment
Westway Terminals Co. Inc.	Bulk liquid storage
Westway Terminals Korea Ltd	Bulk liquid storage
Westway Terminals Esbjerg ApS	Bulk liquid storage
Westway Terminals Nederland B.V	Bulk liquid storage
Westway Terminals UK Ltd	Bulk liquid storage
Westway Terminals Hibernian Ltd	Bulk liquid storage
Westway Terminals Poland Sp. Zoo.	Bulk liquid storage
Westway Terminal & Feed Canada ULC (previously ED&F Man Liquid Products ULC)	Bulk liquid storage/Liquid feed supplements
Westway Feed Products, Inc.	Liquid feed supplements
Sunnyside Feed LLC (51% owned)	Liquid feed supplements
Westway (Australia) PTY Ltd	Liquid feed supplements
Champion Liquid Feeds (50% owned associate)	Liquid feed supplements

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements include the consolidated results of operations and the consolidated assets and liabilities of the Company, including its wholly-owned subsidiaries, for the periods of ownership, and as at the balance sheet date in accordance with the legal ownership of all subsidiary undertakings. Pro forma consolidated financial information, reflecting the ownership of the acquired business as if it had been owned on the first day of the financial period presented, is included in Footnote 4. The businesses acquired from ED&F Man are deemed to be a “predecessor” to the Company. As a result, the combined carve-out financial statements of the acquired business for operations prior to the acquisition are presented. Our results of operations and cash flows on a consolidated basis subsequent to the acquisition of the acquired business are not comparative to the combined carve-out financial statements of the acquired business results of operations and cash flows (“predecessor statements”) because the basis for the acquired assets and liabilities have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141R and the predecessor operations reported on a different calendar as disclosed in the definitive proxy statement filed on Schedule 14-A filed with the U.S. Securities and Exchange Commission on May 15, 2009.

On May 28, 2009, we completed the acquisition of the bulk liquid storage and feed supplements businesses by effecting mergers of two of our wholly-owned subsidiaries with Westway Terminal Company, Inc. and Westway Feed Products, Inc., which were two former domestic subsidiaries of ED&F Man, and by purchasing the equity interests of certain foreign subsidiaries of ED&F Man engaged in the bulk liquid storage and liquid feed supplements businesses. The consideration we paid in connection with the closing of the business combination consisted of approximately 12.6 million newly-issued shares of our Class B common stock (fair value of $63.1 million), approximately 30.9 million newly-issued shares of our Series A Preferred Stock (fair value of $177.3 million), including 12.2 million escrowed shares for contingent earn-out payments that are to be released from escrow only if the Company achieves certain earnings or share price targets, and $103.0 million in cash, plus certain post closing adjustments for working capital of $3.4 million. If the targets are achieved in the form of shares released from escrow, the Company estimates the aggregate value of the consideration to be $346.9 million.

To facilitate the consummation of the business combination, ED&F Man Treasury Management plc (“ED&F Man Treasury”), an affiliate of ED&F Man, indirect holder of 49.5% of common stock in the Company, provided us with a two-year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that matures and is expected to be renewed on August 31, 2009. Interest accrues on amounts borrowed under the facility and borrowing line at the London Interbank Offered Rate (“LIBOR”) plus 3.5%, and a commitment fee of 1.4% will be payable on any undrawn, uncancelled portion of the facility.

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009, include the activities of Shermen and the 33 day results of operations of the acquired business from May 29, 2009 through June 30, 2009.

The accompanying quarterly unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim information and pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”) Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. They have not been audited by an independent registered public accounting firm. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of certain adjustments associated with the acquisition of the acquired business, all such adjustments are, in the opinion of management, of a normal recurring nature.

The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. The notes to the unaudited consolidated financial statements should be read in conjunction with our Quarterly Report on Form 10-Q for the period ended March 31, 2009, our 2008 Annual Report on Form 10-K, and the audited consolidated financial statements and footnotes included in the Company’s definitive proxy statement on Schedule 14-A filed with the SEC on May 15, 2009. The Company adheres to the same accounting policies in preparing interim financial statements as it does for the preparation of annual statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Westway Group, Inc and its wholly-owned and majority-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% voting interest and where the Company exercises significant influence over the investee are accounted for using the equity method.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, and are not limited to, allowances for doubtful accounts, sales returns and allowances, purchase price accounting valuations, asset impairments, valuation of goodwill, tax contingency reserves, and other contingent liabilities.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” at prices fixed by contract or purchase orders and upon delivery of the service or product to the customer.

The Company generates revenue through contracts from its bulk liquid storage business by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Fixed income services generate revenue from storage services at each of the Company’s terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks, or combination of both. The Company recognizes revenue from fixed income contracts in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and is based on tonnage. The Company recognizes revenue for volume services as the volumes are entered into or withdrawn from its storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and are recorded at the time the service is provided. Provisions for ancillary services may be included in fixed price storage services or in volume or throughput income services. Revenues are recorded for the services available under each contract as the services are provided.

The Company generates revenue from its liquid feed supplements business through sales of liquid and dry animal feed supplements. Revenue is recognized upon delivery.

Revenues are recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the statements of operations.

The Company assesses the collectability of its accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The Company provides for sales returns and allowances, as a reduction of revenues, at the time of shipment and makes estimates of these amounts based on historical experience.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments in third party money market funds, deposits, and investments available for current use with an initial maturity of three months or less.

Investments

Investments in which the Company retains a non-controlling interest are accounted for using the equity method. The Company has evaluated its relationships with investments and has determined that these entities are not variable interest entities and therefore are not required to be combined in the financial statements. Accordingly, the Company’s proportional share of the respective investments earnings or losses is included in the caption “equity in earnings of unconsolidated subsidiaries” in its statements of operations.

Accounts Receivable

The Company maintains an allowance for estimated potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of the allowance. Losses on accounts receivable are charged against the allowance when, in management’s judgment, further collection efforts would not result in a reasonable likelihood of collection. Included within selling, general and administrative expenses, we have recorded bad debt expenses related to accounts receivable of $64,000 for the six and three month periods ended June 30, 2009. No bad debt expenses related to accounts receivables were recorded for the three and six months ended June 30, 2008.

Inventories

Inventories, being principally molasses related products held for use and sale in the liquid feed supplements business, are stated at the lower of cost (weighted average) or market value. Management compares the cost of inventories, as determined by the weighted average cost method, with the market value, and any allowance determined appropriate is made by writing down the inventories to their market value, if lower than cost. Costs include those costs incurred in bringing the inventories to their present location and condition.

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures on maintenance and repairs are charged to earnings as incurred; additions, renewals and improvements are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included as a component of non-operating income. Depreciation of property, plant and equipment is disclosed within total operating expenses using the straight-line method for all assets with estimated lives as follows:

Buildings	20-50 years
Leasehold improvements	Shorter of the assets estimated useful life, the length of the lease or 15 years
Equipment and vehicles	3 to 30 years

Land is not depreciated. Assets under construction are not depreciated until the facility is fully commissioned.

Estimated useful lives are periodically reviewed and, when warranted, are updated.

The Company expects to continue to exercise its lease renewal options at each location. As such, the timing of decommissioning and clean up of land and tanks on termination of leases are not estimable. The Company does not accrue liabilities for asset retirement obligations since the potential timing and therefore present value are not estimable and historically such costs have not been significant.

Goodwill and Other Intangible Assets

The Company follows Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141(R) requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. Furthermore, SFAS 142 requires that an entity assign its recorded goodwill to reporting units and test each reporting unit’s goodwill and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or goodwill may not be recoverable through operations.

Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss would be determined when estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets are less than its carrying amount. In estimating future undiscounted cash flows, the Company uses historical cash flows, the expected growth rate of revenues and expenses, the effect of capital expenditures, the remaining useful life of the asset, holding periods, and future market and economic conditions. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset fair value. Fair value is generally measured through internal analyses of present value techniques (or discounted cash flows) or external appraisals.

Goodwill

The Company conducts impairment tests on goodwill annually or more frequently if circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. Impairment tests for goodwill include comparing the fair value of the respective reporting units, which are the Company’s segments, with their carrying amount, including goodwill. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the carrying amount of a reporting unit, including goodwill, with its fair value. If the carrying amount of a reporting unit exceeds its fair value, a second step is completed to determine the amount of goodwill impairment loss to record. As noted above, the Company uses present value techniques (or discounted cash flows) to determine fair value. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment loss is equal to the excess of the carrying amount of the goodwill over the implied fair value of that goodwill.

Business Combinations

The Company accounts for business combinations under the provisions of Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under SFAS 157, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

SFAS 157 requires the use of valuation techniques that are consistent with one or more of the market approaches, the income approach, or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (including interest rates, volatilities, prepayment speeds, credit risks) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The principles in SFAS 157 are utilized in the accounting for the acquired business. Otherwise the adoption of SFAS is not material to the consolidated financial statements.

Discontinued Operations

Discontinued operations are reported when a component comprising operations and cash flows that can be clearly distinguished from the rest of the Company, has been disposed of or is classified as held for sale, operationally and for financial reporting purposes, and when both of the following criteria are met (1) the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (2) we will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximates their fair values because of their short term to maturity. The fair value of the Company’s other liabilities, recalculated at current interest rates, approximates their carrying value.

Pension and Other Benefit Plans

The Company accounts for the cost of its defined contribution pension obligations on an accrual basis in accordance with both Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). Historically, employees of the businesses acquired from ED&F Man group participated in an ED&F Man group defined benefit pension plan for all U.S. domiciled employees of the ED&F Man group. This plan was frozen to new members and further accrual of benefits from July 1, 2005 onwards. On completion of the business combination on May 28, 2009, both past and future liabilities arising under this defined benefit scheme remained the responsibility of ED&F Man.

The cost of accrued pension benefits under defined contribution plans for the three and six month periods ended June 30, 2009 were $0.2 million and $0.2 million, respectively. No pension expenses were recorded for the three and six months ended June 30, 2008.

The Company does not have a share-based employee compensation plan.

Income taxes

The Company complies with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company complies with the provisions of the Statement of Financial Accounting Standards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of December 31, 2008 and as of June 30, 2009. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Foreign Currency Transactions

The consolidated financial statements of the Company have been prepared in U.S. dollars (“dollars”), as the dollar is the Company’s functional currency. Since the Company’s operations are funded in U.S. dollars and a substantial portion of its costs is incurred in U.S. dollars, management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (SFAS 52), the assets, liabilities and results of operations of certain Company subsidiaries are measured using their functional currency which is the currency of the foreign economic environment in which they operate. Upon consolidating these subsidiaries with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements would be reported in other comprehensive income (loss) in the statements of stockholders’ equity. Upon disposal or liquidation of a foreign subsidiary, these cumulative translation adjustments are recognized as income or expense.

Certain Company subsidiaries enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the subsidiary’s functional currency and the currency in which a transaction is denominated are recognized in the statement of operations in the period in which the currency rates change.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) requires that comprehensive income, which is the total of net income and all other non-owner changes in capital, be displayed in the financial statements. The components of the Company’s comprehensive income as presented in the financial statements of stockholders’ equity include net income and unrealized gains and losses from foreign currency translation, which were not material.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 131 “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires that a company to report financial and descriptive information about its specified operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has two reportable operating segments—Bulk Liquid Storage and Liquid Feed Supplements, and one non-operating segment – Corporate. The Company does not allocate corporate operating, administrative and general expenses, interest income, or interest expense to the two operating segments.

Commitments and Contingencies

The Company leases land, office space, and equipment under non-cancelable operating leases with various expiration dates. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. The Company has not entered into any capital leases as defined by Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS 13”). Future minimum lease payments under non-cancelable operating leases as of June 30, 2009 are disclosed at Note 19.

Earnings (loss) per share

The Company complies with the accounting and disclosure provision of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income (loss) per common share for all periods presented. Basic income per share excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and participating preferred shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional incremental shares to be issued upon the assumed exercise of stock warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The Company uses the treasury stock method to calculate the diluted earnings per share based on the outstanding warrants issued in the private placement, the initial public offering, and the over-allotment.

The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net loss per share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted net loss per share amounts for the common shares outstanding not subject to possible redemption are calculated by dividing the net loss exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.

Concentration of credit risk

The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents. The Company minimizes its credit risk relating to these positions by primarily conducting business with large, well-established financial institutions. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the bulk liquid storage and liquid feed supplement industries. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material. The Company provides storage of liquid products to ED&F Man, an affiliated customer that accounts for 14.4% of total bulk liquid storage net revenues for the three and six months ended June 30, 2009. At June 30, 2009, 28.4% of the Company’s accounts receivables were due from ED&F Man. See Related-Party Transactions (Note 6) for further discussions of affiliate transactions.

Subsequent Events

In accordance with Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), the Company evaluates events or transactions that occur during the period after the balance sheet date for potential recognition or disclosure in the financial statements. The Company has evaluated events and transactions that occurred through August 10, 2009.

4. ACQUISITION OF THE ACQUIRED BUSINESS

On November 25, 2008, the Company entered into a transaction agreement, as amended and restated as of May 1, 2009 (as so amended and restated, the “Transaction Agreement”), with ED&F Man Holdings Limited (“ED&F Man”), Westway Holdings Corporation (“Holdings”) and certain other parties. Pursuant to the Transaction Agreement, the Company acquired the bulk liquid storage and liquid feed supplements businesses of ED&F Man in exchange for shares of the Company’s common and preferred stock and cash (the “business combination”).

The business combination was consummated on May 28, 2009. The material terms of the Transaction Agreement, as well as a description of the business combination, have been previously disclosed in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on May 14, 2009 (the “Proxy Statement”) in the sections entitled “Proposal No. 1. The Transaction Agreement Proposal” beginning on page 55, “Background of the Business Combination” beginning on page 178, “Factors Considered in Approving the Business Combination” beginning on page 184, and “The Transaction Agreement” beginning on page 199. The allocation of the purchase price to the fair values of the acquired assets and liabilities is outlined below, with the Company preliminarily recording the acquisition-date fair values on the following major classes of consideration:

(in thousands)
Cash	$103,000
Company common stock	63,120
Company preferred stock	107,367
Contingent consideration	69,924
Working capital adjustment	3,437

Total allocable purchase price	$346,848

Accounts receivable	37,230
Inventories	20,135
Prepaid expenses and other current assets	1,669
Goodwill and intangibles	97,014
Property, plant & equipment	290,772
Other non current assets	4,282
Current liabilities	(35,206)
Long term liabilities	(69,048)

Total preliminary purchase price allocation	$346,848

The purchase price allocation is preliminary. The preliminary estimates of fair values recorded are Level 3 inputs determined by management based on various market and income analyses and recent asset appraisals. The final determination of the purchase price allocation will be based on the fair values of assets acquired and liabilities assumed. The Company has not preliminarily assigned any values to intangible assets or liabilities as it believes the fair value of intangibles is immaterial. However, should the final purchase price allocation identify intangible assets or liabilities, they would be recorded with an offsetting adjustment to preliminarily recorded goodwill. The purchase price allocation will remain preliminary until the Company completes a third-party valuation and determines the fair values of assets acquired and liabilities assumed, determines actual transaction costs, and finalizes working capital adjustments. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the preliminary recorded amounts. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.

The following table summarizes the Company’s business combinations completed from January 1, 2009 through June 30, 2009. All businesses were acquired and completed on May 28, 2009 at 100% ownership unless stated otherwise. The acquisitions and business segments are as follows:

Acquired Business	Business Segment
Westway Terminals Co. Inc.	Bulk liquid storage
Westway Terminals Nederland B.V	Bulk liquid storage
Westway Terminals UK Ltd	Bulk liquid storage
Westway Terminals Hibernian Ltd	Bulk liquid storage
Westway Terminals Poland Sp. Zoo.	Bulk liquid storage
Westway Terminals Nederland B.V	Bulk liquid storage
Westway Terminals Korea Ltd	Bulk liquid storage
Westway Terminals Esbjerg ApS	Bulk liquid storage
Westway Terminal & Feed Canada ULC (previously ED&F Man Liquid Products ULC)	Bulk liquid storage/Liquid feed supplements
Westway Feed Products, Inc.	Liquid feed supplements
Sunnyside Feed LLC (51% owned)	Liquid feed supplements
Westway (Australia) PTY Ltd	Liquid feed supplements
Champion Liquid Feeds (50% owned associate)	Liquid feed supplements

The following are pro forma unaudited consolidated statements of operations for the Company for the three months and six months ended June 30, 2009 and June 30, 2008 assuming the acquisition of the acquired business occurred on January 1, 2009 and 2008, respectively:

WESTWAY GROUP, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues
Bulk liquid storage	$16,857	$18,089	$34,842	$35,830
Liquid feed supplements	56,541	63,683	131,570	135,628

Total net revenues	73,398	81,772	166,412	171,458
Costs of sales – liquid feed supplements	46,909	52,684	107,558	111,632

Gross profit	26,489	29,088	58,854	59,826
Other operating costs and expenses	12,316	12,771	27,066	26,353
Depreciation	3,772	3,508	7,435	6,804
Selling, general and administrative expenses	6,401	6,735	14,250	13,704

Total operating expenses	22,489	23,014	48,751	46,861

Operating (loss) income	4,000	6,074	10,103	12,965

Other income (expenses)
Interest expense	(1,164)	(794)	(2,065)	(1,711)
Loss on disposal of property, plant, and equipment	(9)	(18)	(8)	(10)

Total other income (expense)	(1,173)	(812)	(2,073)	(1,721)

(Loss) income before income tax benefit (provision) and equity in earnings of unconsolidated subsidiaries	2,827	5,262	8,030	11,244
Income tax benefit (provision)	(825)	(1,880)	(2,731)	(4,149)
Equity in earnings of unconsolidated subsidiaries	(116)	(52)	(246)	(110)

Net (loss) income	1,886	3,330	5,053	6,985

Net income attributable to non-controlling interest	44	12	26	19

Net (loss) income attributable to Westway Group, Inc. from continuing operations	$1,930	$3,342	$5,079	$7,004
Net income attributable to Westway Group, Inc. from discontinued operations (1)	—	351	—	890
Net (loss) income attributable to Westway Group, Inc.	1,930	3,693	5,079	7,894
Preferred dividends	(1,063)	(1,063)	(2,125)	(2,125)

Net (loss) income applicable to common stockholders	$867	$2,630	$2,954	$5,769

Weighted average number of common shares outstanding:

Basic (2)	57,289,866	57,289,866	57,289,866	57,289,866
Diluted (3)	57,289,866	57,289,866	57,289,866	57,289,866

Earnings (loss) per share of common stock:

Basic	0.02	0.05	0.05	0.10
Diluted	0.02	0.05	0.05	0.10

Basic and diluted earnings per share attributable to Series A redeemable convertible	0.02	0.05	0.05	0.10
Basic and diluted loss per share attributable to common share equivalent	0.02	0.05	0.05	0.10
Series A redeemable convertible preferred stock weighted average shares outstanding, basic and diluted	30,886,830	30,886,830	30,886,830	30,886,830
Common share equivalent weighted average shares outstanding, basic and diluted	26,403,036	26,403,036	26,403,036	26,403,036

(1)	In 2008, the Company exited the San Pedro, CA facility. This operation was reported in the bulk liquid storage segment in previous periods. Financial information for the 2008 periods presented above has been restated to remove the effects of this operation to reflect the reclassification from continuing to discontinued operations.

The Company derived the pro forma results of operations from (1) the unaudited consolidated financial statements of the acquired business from January 1, 2008 to June 30, 2008 and January 1, 2009 to May 28, 2009 (the date of the business combination), (2) the unaudited consolidated results of operations of the Company for the 33 days ending June 30, 2009, and (3) the unaudited consolidated financial statements of Shermen for the three months and six months ended June 30, 2009 and June 30, 2008 while operating as a blank check company. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma information includes interest expense based on historical borrowings and average interest rates of the acquired business for the reporting periods presented. Previously, ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments include increased depreciation expense as a result of the application of the purchase method of accounting based on the preliminary fair values assigned to the tangible assets of the acquired business in accordance with SFAS 141(R). The pro forma results of operations do not include business combination costs of $13.7 million, formation and operating costs associated with Shermen, or interest income from the trust account held by Shermen.

(2)	As the Series A preferred stock is considered a participating security, we have included these shares within the basic computation of EPS under the two-class method.
(3)	As the warrants were issued with exercise prices ranging from $5.00 to $6.25, they are considered antidilutive for pro forma results of operations.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position FAS 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141 (R)-1”). The FSP amends FASB statement No. 141 (revised 2007), Business Combinations (Statement 141(R)), to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (herein referred to as “pre-acquisition contingencies”) be recognized at fair value, in accordance with FASB Statement No. 157, Fair Value Measurements, if the fair value can be determined during the measurement period. The FASB believes that fair value can be determined for many warranty obligations. The Company does not expect the changes associated with the adoption of FSP FAS 141(R)-1 to have a material effect on the determination or reporting of our financial results.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted by the Company, would have a material effect on the Company’s financial statements.

6. RELATED-PARTY TRANSACTIONS

Prior to the business combination, as a consequence of being owned by ED&F Man, the acquired business maintained a significant commercial relationship with the ED&F Man group. After the business combination, this relationship has continued, with the Company acting as the preferred supplier of storage services to ED&F Man and ED&F Man acting as the significant provider of molasses requirements to the liquid feed supplements business. In addition, ED&F Man has agreed to provide transitional services to the Company for a minimum period of twelve months following the business combination. The Company has also agreed to provide transitional services to the ED&F Man group for the same period.

During each of the financial periods presented, the Company provided storage of liquid products to ED&F Man. For both the three months and six months ended June 30, 2009, net revenues earned from ED&F Man by Westway were $0.9 million, representing 14.4% of total bulk liquid storage net revenues for both respective financial periods.

In addition, during each of the financial periods presented, the Company acquired molasses from ED&F Man for its liquid feed supplements business. For both the three months and six months ended June 30, 2009, the costs of purchases from ED&F Man were $6.7 million, representing 41.2% of the Company’s total liquid supplements cost of sales for both respective financial periods. These costs are included in cost of sales in the combined statements of income.

As a consequence of these relationships, the combined financial statements of the Company include amounts owing from ED&F Man and amounts payable to ED&F Man in respect of the bulk liquid storage and liquid feed supplements businesses as of June 30, 2009 and are disclosed within notes 12 and 14 presented within these financial statements.

ED&F Man Treasury, an affiliate of ED&F Man, indirect holder of 49.5% of the common stock in the Company, provided the Company with a two year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that matures and is expected to be renewed on August 31, 2009. Interest accrues on amounts borrowed under the facility and borrowing line at LIBOR plus 3.5%, and a commitment fee of 1.4% will be payable on any undrawn, uncancelled portion of the facility. A facility fee of up to $1.5 million will be payable to ED&F Man in the event that the facility has not been refinanced by November 28, 2009. At June 30, 2009, the utilized portion of this credit facility and borrowing line was $65.2 million in borrowings, and the floating interest rate was approximately 3.81%.

The Company also incurs service charges in respect of directly attributable divisional and central ED&F Man corporate costs in each financial period for services rendered to the Company’s bulk liquid storage and liquid feed supplements businesses. The Company has recharged the ED&F Man group in respect to transitional services provided, consisting of human resources, information technology, accounting administration, invoicing, and other services.

7. EARNINGS (LOSS) PER SHARE

The Company calculated loss per share in accordance with Emerging Issues Task Force Issue No. 03-06, “Participating Securities and the Two Class Method Under SFAS No. 128, Earnings Per Share.” The Series A Preferred Stock is a participating security because it may participate in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares, if converted, to the total number of shares. For the three and six months ended June 30, 2009, the effect of converting all outstanding convertible preferred shares into common shares would have an antidilutive impact as a result of the Company’s net loss for these periods. However, the Company has included the effect of the preferred dividends in the numerator as it is deemed a contractual obligation.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Net Income (Loss) Applicable to Common Stockholders - Basic	$(9,862)	$73	$(9,979)	$490

Net Income (Loss) - Diluted	$(9,472)	$73	$(9,589)	$490

Denominator
Weighted Avg. Share of Common Stock Outstanding:
Basic	19,610,705	19,550,001	19,580,353	19,550,001
Plus:
Effect of dilutive outstanding warrants	—	4,046,463	—	3,835,966

Diluted	19,610,705	23,596,464	19,580,353	23,385,967

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders—Basic	$(0.50)	$0.00	$(0.51)	$0.03

Net Income Available to Common Stockholders—Diluted	$(0.50)	$0.00	$(0.51)	$0.02

The number of additional shares that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, are summarized as follows:

Three and six months ending June 30, 2009
Public offering warrants	46,000,000
Founder warrants	5,214,286
Underwriter options to purchase warrants	1,400,000

52,614,286

The number of shares of Series A convertible preferred stock that could dilute basic earnings per shares is 30,946,830.

8. INVESTMENT IN TRUST ACCOUNT; MARKETABLE SECURITIES

As of June 30, 2009 there were no investment securities in the Company’s trust account. The securities have been utilized as a result of the Company completing the acquisition of the bulk liquid storage and feed supplements business on May 28, 2009. Investment securities at December 31, 2008 consisted of (a) approximately $138,444,809 in Treasury Bills and (b) approximately $1,000 in a mutual fund that invests in U.S. Treasury securities.

9. INVESTMENTS

Investment in unconsolidated subsidiary

On January 17, 2000, the acquired business had formed, without initial investment, Champion Liquid Feeds (“CLF”), a 50:50 joint venture with Ridley Agri-Products (“Ridley”), a dry feed distributor in Australia. Through its relationship with Ridley, CLF provides the Company with access to a manufacturer and distributor of liquid feed supplements in Australia, based out of CLF’s plant in southern Queensland. CLF recently commissioned two new liquid suspension plants in central Queensland and Victoria, which will provide the ability to supply a complete range of liquid feed supplements to Victoria, New South Wales and Queensland. The Company uses the equity method to account for its share in CLF.

The Company has allocated an initial purchase price of $3.7 million for the fair value of the investment in CLF. Equity in earnings for the six months ended June 30, 2009 and 2008 were $6,000 and $0 respectively.

Investment in consolidated subsidiary

On December 29, 2006, Sunnyside Feed L.L.C (“Sunnyside”) was established for the purposes of constructing and operating a liquid feed supplements facility in Mandan, North Dakota in order to serve local beef and dairy industries. The Company’s 49% partner in Sunnyside is Sunnyside Properties LLC. The acquired business had invested $1.3 million in Sunnyside. Consistent with its accounting policies, the Company consolidates 100% of the assets and liabilities of Sunnyside in the balance sheets as well as 100% of the income /(expense) from operations. Sunnyside Properties LLC’s interest in the pre-tax income / (expense) and the net assets of Sunnyside are shown separately, as a non controlling interest, in the statements of operations and the balance sheets, respectively. The liquid feed supplements facility commenced production in March 2007.

10. BUSINESS COMBINATION EXPENSES

As defined by SFAS 141(R), “Business Combinations,” acquisition-related costs are costs the acquirer incurs to effect a business combination. These costs include advisory, legal, accounting and other professional or consulting fees. In accordance with SFAS 141(R), we have accounted for these business combination costs as expenses in the periods in which the costs were incurred and the services were received. The below table provides a breakout of business combination costs by category for the three and six months ended June 30, 2009 (in thousands):

Three and six months ended June 30, 2009
(unaudited)
Investment banking advisory	$5,935
Legal	2,526
Accounting	4,660
Printing	463
Other	113

Total business combination expenses	$13,697

11. PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment balances net of accumulated depreciation were as follows (in thousands):

June 30, 2009
(unaudited)
Land	$32,832
Property, plant and equipment – Bulk liquid storage	164,398
Property, plant and equipment – Feed supplements	60,769

257,999
Less: accumulated depreciation (since business combination)	(1,258)
Assets under construction	35,217

Property, plant and equipment, net	$291,958

Prior to 2009, the Company had no property, plant, and equipment.

Depreciation expense was $1.3 million for the three months period to June 30, 2009 and six months period to June 30, 2009, respectively (year ended December 31, 2008: $0).

12. ACCOUNTS RECEIVABLE

A summary of accounts receivable were as follows (in thousands):

As of June 30, 2009
(unaudited)
Trade accounts receivable from third parties	$26,245
Accounts receivable from related parties	10,418
Other third party receivables	31

Total accounts receivable	$36,694

Prior to 2009, the Company had no accounts receivable.

13. INVENTORIES

A summary of inventories were as follows (in thousands):

As of June 30, 2009
(unaudited)
Work in progress	$1,864
Raw materials	21,209
Supplies	48

Total inventories	$23,121

Prior to 2009, the Company had no inventories.

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses were as follows (in thousands):

	As of June 30, 2009	As of December 31 2008
	(unaudited)
Trade accounts payable to third parties	$5,275	—
Accounts payable to related parties	18,206	—
Payroll	4,363	—
Property tax	2,620	—
Other accrued expenses	7,442	200

Total accounts payable and accrued expenses	$37,906	$200

15. BORROWINGS UNDER CREDIT FACILITIES

On August 6, 2009, the Company, Westway Holdings Netherlands BV, a wholly-owned indirect subsidiary of the Company (“Westway Netherlands”), and ED&F Man Treasury Management plc (“ED&F Man Treasury”) entered into a $100,000,000 facility agreement (the “Final Facility Agreement”). Under the Final Facility Agreement, ED&F Man Treasury agreed to make revolving credit loans in an aggregate principal amount at any time outstanding of up to $100.0 million to the Company, Westway Netherlands, and any other of the Company’s subsidiaries that the Company nominates and ED&F Man Treasury approves. ED&F Man Treasury is an affiliate of ED&F Man, a significant shareholder and strategic ally of the Company. The facility matures on May 27, 2011 and accrues interests on amounts borrowed at LIBOR plus 3.5%. A commitment fee of 1.4% will be payable on any undrawn, uncalled portion of the facility and a fee of up to $1.5 million will payable to ED&F Man in the event that the facility has not been refinanced by November 28, 2009.

The Final Facility Agreement replaces and terminates the $100,000,000 facility agreement dated May 28, 2009, by and among the Company, Westway Netherlands, and ED&F Man Treasury (the “Interim Facility Agreement”) that was entered into upon the consummation of the business combination. The Interim Facility Agreement was entered into to facilitate the consummation of the business combination while a final document was being prepared. All substantive terms and conditions of the facility are consistent in both the initial and final versions of the Credit Agreement. As of June 30, 2009, the utilized portion of this credit facility was $65.2 million. The Company has complied with the terms and covenants of the credit facility.

16. INCOME TAXES

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Components of the provision for income taxes consist of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Current benefit (expense)
Federal	$788	$(99)	$788	$(361)
State and local	110	(20)	89	(262)
Foreign	(68)	—	(68)	—

Total current	830	(119)	809	(623)

Deferred benefit (expense)
Federal	2,302	89	2332	181
State and local	34	1	152	1
Foreign	—	—	—	—

Total deferred	2,336	90	2,484	182

Income tax benefit (provision)	$3,166	$(29)	$3,293	$(441)

Effective tax rate benefit (charge)	25%	(28)%	26%	(47)%

The effective income tax rates differ from the federal statutory rate of 34% principally due to the differences in state and local income taxes and certain estimated non-deductible costs incurred relating to the finalization of the acquisition transaction.

17. EQUITY

As of June 30, 2009, there were outstanding 13,779,033 shares of the Company’s Class A common stock, reflecting the following transactions on May 28, 2009 (a) the conversion of 9,189,990 shares of Class A common stock into the right to receive a portion of the trust account established in connection with our initial public offering, (b) the repurchase by us of 2,514,369 shares of Class A common stock, and (c) the cancellation by the Company of 3,266,608 shares of Class A common stock previously held by Shermen WSC Holding.

On May 28, 2009, the Company issued in the name of Westway Holdings Corporation (“Holdings”), a subsidiary of ED&F Man, 12,624,003 newly-issued shares of Class B common stock, par value $0.0001 per share, of the Company. The shares were issued in a private placement not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to this issuance of its shares of common stock and has not offered securities to the public in connection with this issuance.

The Company also issued in the name of Holdings 30,886,830 newly-issued shares of Series A Preferred Stock. The shares were issued in a private placement not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the issuance of its shares of preferred stock and has not offered securities to the public in connection with this issuance. Cash dividends in the amount of $0.0344 per share of Series A Preferred Stock accrue on a quarterly basis. The holders of shares of Series A Preferred Stock are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends and distributions paid on the shares of Common Stock

On May 28, 2009, the Company delivered to an escrow agent for deposit into an escrow account 12,181,818 of the 30,886,830 newly issued shares of Series A Preferred Stock issued to Holdings as part of consideration for the business combination, pursuant to a stock escrow agreement. These shares will be released to ED&F Man only upon the achievement by the Company of certain earnings or share price targets as determined in the Stock Escrow Agreement.

The Company accounted for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. At June 30, 2009, the Company did not have any redeemable common stock.

Certain of the directors and officers of the Company purchased through Shermen WSC Holding, in a private placement, 5,214,286 founder warrants immediately prior to our initial public offering in 2007 at a price of $0.70 per founder warrant (an aggregate purchase price of approximately $3,650,000) from the Company and not as part of the offering. They agreed that these founder warrants purchased by them would not be sold or transferred until the completion of a business combination. An additional 46,000,000 warrants underlying 23,000,000 of the Company’s units were originally issued in our initial public offering pursuant to a prospectus dated May 24, 2007. 1,400,000 warrants underlying 700,000 of the Company’s units were originally granted to representatives of the underwriters in our initial public offering.

In connection with our initial public offering of units in 2007, we granted the representatives of the underwriters an option to purchase an aggregate of 700,000 units, with an option purchase price of $7.50 per unit. Each unit consists of one share of common stock and two warrants. The terms of the units subject to this option are identical to the units sold in our initial public offering except that (i) the exercise price for each warrant in the unit is $6.25 per share and (ii) the representatives can exercise this option through a cashless exercise mechanic. This option to purchase Units is now exercisable at any time, in whole or in part, and expires on May 24, 2011.

18. COMMITMENTS AND CONTINGENCIES

The following table sets forth our operating lease commitments as of June 30, 2009 (in thousands):

Operating Lease Commitments
6 months remaining in 2009	1,752
2010-2011	6,368
2012-2013	5,698
Thereafter	23,893

Total	$37,711

The Company has a substantial property portfolio, with major deep water port locations in the United States, the United Kingdom, the Netherlands and the remainder of Western Europe, along with liquid feed supplements processing and distribution facilities. Many of the bulk liquid storage and liquid feed supplements facilities are situated on land that is leased from port authorities under operating leases. The Company also has a small number of facilities leases and leases with railroad companies. Typically these leases extend beyond five years. For the purposes of determining periodic occupation costs, lease terms are calculated from the date the Company takes possession of the facility, including any periods of free or reduced rent, and are calculated through any lease extensions available to the Company that are reasonably assured of being exercised.

In the normal course of business, we make investments in the property and facilities utilized by the bulk liquid storage and liquid feed supplements businesses. As a result, at any point in the financial calendar, we have outstanding contracts with third parties reflecting the cost of committed capital expenditures not yet incurred. At June 30, 2009, these commitments totaled $9.8 million.

The Company and ED&F Man have established a long-term molasses supply agreement, pursuant to which ED&F Man will be the primary supplier of offshore cane molasses, with a pricing mechanism very close to historical practices at arm’s length.

19. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in two reportable operating segments—bulk liquid storage and liquid feed supplement, and one non-operating segment—Corporate. Prior to the business combination, the Company had no operating segments.

Bulk Liquid Storage

Our bulk liquid storage segment generates revenue through contracts by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Each of these sources of income is recorded net of any discounts, volume rebates, and sales taxes. These sources of income reflect the individual nature of the Company’s relationships with its global, regional or local customer bases, which typically comprise contracts spanning one or more years. Contracts vary according to the provision of services, ranging from the simple transloading of products from delivery into storage, but more typically extend into more complex product management and storage services. Fixed income services generate revenue from storage services at each of our terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks or combination of both. We recognize revenue from fixed income services in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and is based on tonnage. We recognize revenue for volume services as the volumes are entered into or withdrawn from its storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and are recorded at the time the service is provided. Provisions for ancillary services may be included in fixed price storage services or in volume or throughput income services. Revenues are recorded for the services available under each contract as the services are provided. Bulk liquid storage services are provided through a number of international locations, but are currently managed as one business from our headquarters in New Orleans, LA.

Liquid Feed Supplements

The liquid feed supplements segment generates income from liquid feed supplements, with a small proportion of income arising from solid or more traditional animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenues are recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the combined statements of income. Our liquid feed supplements segment incorporates a research and development program focused on delivering product that is distinct, based on customer, livestock and geographical requirements, and is capable of being varied to reflect commodity prices or other factors. The liquid feed supplements segment is organized around a series of broad regional territories in the United States that reflect the characteristics of beef cattle, dairy and feedlot markets. The liquid feed supplements segment is currently managed from, and headquartered in, Tomball, TX.

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments

Results of Operations by Business Segment and Geographic Region

The Company’s operations by business segment and by geographic region are as follows (in thousands):

Three Months Ended June 30, 2009

	Bulk Liquid Storage			Liquid Feed Supplements
	USA	Rest of World	Total	USA	Rest of World	Total	Corporate	Total
Net revenues
Third parties	$3,400	$1,810	$5,210	$19,136	$465	$19,601	$—	$24,811
Related parties	436	440	876	24	56	80	—	956

Total net revenues	3,836	2,250	6,086	19,160	521	19,681	—	25,767
Cost of sales	—	—	—	9,212	327	9,539	—	9,539
Related parties	—	—	—	6,602	95	6,697	—	6,697

Total Cost of Sales	—	—	—	15,814	422	16,236	—	16,236

Gross Profit	3,836	2,250	6,086	3,346	99	3,445	—	9,531
Operating costs and expenses	1,665	600	2,265	1,763	50	1,813	155	4,233
Depreciation	680	251	931	314	7	321	6	1,258

Selling, general & administrative expenses	414	703	1,117	852	32	884	763	2,764
Business combination expense	—	—	—	—	—	—	13,697	13,697

Income / (Expense) from Operations	1,077	696	1,773	417	10	427	(14,621)	(12,421)

Interest, net	(4)	(26)	(30)	1	(11)	(10)	(202)	(242)

Total Non-Operating (Expense) / Income	(4)	(26)	(30)	1	(11)	(10)	(202)	(242)

Income (loss) before taxes	1,073	670	1,743	418	(1)	417	(14,823)	(12,663)

Capital expenditure	$1,517	$342	$1,859	$252	$—	$252	$363	$2,474

Plant, property & equipment – net	$140,514	$94,705	$235,219	$52,973	$3,409	$56,382	$357	$291,958

Goodwill and intangibles	$—	$13,312	$13,312	$—	$1,321	$1,321	$82,381	$97,014

Total Assets	$146,048	$126,056	$272,104	$96,449	$8,942	$105,391	$89,848	$467,343

Six Months Ended June 30, 2009

	Bulk Liquid Storage			Liquid Feed Supplements
	USA	Rest of World	Total	USA	Rest of World	Total	Corporate	Total
Net revenues
Third parties	$3,400	$1,810	$5,210	$19,136	$465	$19,601	$—	$24,811
Related parties	436	440	876	24	56	80	—	956

Total net revenues	3,836	2,250	6,086	19,160	521	19,681	—	25,767
Cost of sales	—	—	—	9,212	327	9,539	—	9,539
Related parties	—	—	—	6,602	95	6,697	—	6,697

Total Cost of Sales	—	—	—	15,814	422	16,236	—	16,236

Gross Profit	3,836	2,250	6,086	3,346	99	3,445	—	9,531
Operating costs and expenses	1,665	600	2,265	1,763	50	1,813	476	4,554
Depreciation	680	251	931	314	7	321	6	1,258

Selling, general & administrative expenses	414	703	1,117	852	32	884	763	2,764
Business combination expense	—	—	—	—	—	—	13,697	13,697

Income / (Expense) from Operations	1,077	696	1,773	417	10	427	(14,942)	(12,742)

Interest, net	(4)	(26)	(30)	1	(11)	(10)	(125)	(165)

Total Non-Operating (Expense) / Income	(4)	(26)	(30)	1	(11)	(10)	(125)	(165)

Income (loss) before taxes	1,073	670	1,743	418	(1)	417	(15,067)	(12,907)

Capital expenditure	$1,517	$342	$1,859	$252	$—	$252	$363	$2,474

Plant, property & equipment – net	$140,514	$94,705	$235,219	$52,973	$3,409	$56,382	$357	$291,958

Goodwill and intangibles	$—	$13,312	$13,312	$—	$1,321	$1,321	$82,381	$97,014

Total Assets	$146,048	$126,056	$272,104	$96,449	$8,942	$105,391	$89,848	$467,343

The disclosures of segment and geographic data are based on preliminary values assigned in purchase accounting. See Note 4.

The Company had no operating segments for the three and six months ended June 30, 2008.

20. POST BALANCE SHEET EVENTS AND LITIGATION

On July 28, 2009, the Company purchased from USBG Stockton, LLC (a subsidiary of Renewable Energy Group, Inc.), for a total purchase price of $3 million, certain bulk liquid storage assets located in the San Francisco Bay area, including, but not limited to, more than 26 storage tanks containing approximately 7.6 million gallons of storage capacity, rail and truck loading/unloading facilities, 42 pumps of varying sizes, and approximately 4,000 square feet of office space. The four acre parcel upon which the purchased assets are located has been leased by the Company from the Port of Stockton through February 17, 2012, with an option for the Company to extend such lease through February 17, 2022. The purchased facility is located in close proximity to the storage facility being developed by the Company at the Port of Stockton and is adjacent to the Company’s liquid animal feed plant at the Port of Stockton.

On August 6, 2009, the Company and Westway Holdings Netherlands BV, as borrowers, and ED&F Man Treasury Management plc (“ED&F Man Treasury”), as lender, entered into a $100,000,000 facility agreement (the “Final Facility Agreement”). The term of the Final Facility Agreement expires on May 27, 2011. The Final Facility Agreement replaces and terminates the $100,000,000 facility agreement dated May 28, 2009, by and among the Company, Westway Netherlands, and ED&F Man Treasury (the “Interim Facility Agreement”) that was entered into upon the consummation of the business combination. The Interim Facility Agreement had been executed to allow the credit facility to be extended to the Company commencing with the closing of the business combination. The Final Facility Agreement contains all of the terms and conditions of the $100 million credit facility. For a further discussion of the Final Facility Agreement, see Part II, Item 5 of this Form 10-Q.

On August 4, 2009, the board of directors of the Company approved the issuance to Lazard Capital Markets LLC (“Lazard”) of 120,000 shares of the Company’s Class A common stock held in treasury, in lieu of the proposed issuance to Lazard of 100,000 newly issued shares of the Company’s Class A common stock which the board of directors of the Company previously approved on May 29, 2009. Effective August 5, 2009, these shares were issued in a private placement not involving a public offering under the Securities Act in exchange for an aggregate purchase price of $600,000, which was paid through the offsetting of fees owed to Lazard by two of the Company’s wholly-owned subsidiaries. The Company has not engaged in general solicitation or advertising with regard to the issuance and has not offered securities to the public in connection with the issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Understanding Our Financial Information

The discussion under “Results of Operations – Actual” on page 35 includes the results of the acquired business since May 29, 2009 only, and does not include the results of the acquired business before then. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations nor generated operating revenues, as it was considered a “blank check” company.

The discussion under “Results of Operations – Pro Forma with Acquired Business” on page 40 includes selected pro forma financial information derived from the Company’s and the acquired business’ unaudited results, as if the Company and the acquired business were combined as of January 1, 2008.

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with some general background related to our Company followed by a discussion of our operating segments. “Factors that Affect Financial Performance” are intended to give the reader an overview of the challenges and the direction of our business and changes affecting our products. We then discuss material ongoing arrangements with the ED&F Man group followed by an overview of the effects of the business combination and our critical accounting policies. The analysis then reviews our actual operating results followed by a discussion of our “Liquidity and Capital Resources,” our cash flows, and our financial commitments. We then review in detail the pro forma results of operations for the acquired business as if the acquired business were combined with us as of January 1, 2008. We conclude with a brief review of key performance indicators and recently issued accounting pronouncements.

Forward-Looking Statements

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non historical statements in the discussion, are forward-looking. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Part II, Item 1A. Risk Factors” of this Form 10-Q and in our Annual Report on Form 10-K and our other Quarterly Reports on Form 10-Q, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement.

Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a leading global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. Our stock (“WTWG”) is currently traded on the Over-the-Counter Bulletin Board market.

Before 2009, these businesses were organized and managed on a combined basis as part of a division under a global company ED&F Man Holdings Limited (“ED&F Man”), which is headquartered in the United Kingdom. On November 25, 2008, a business combination agreement was signed whereby ED&F Man’s bulk liquid storage and liquid feed supplements businesses would be acquired by Shermen WSC Acquisition Corp. (“Shermen” renamed Westway Group, Inc. upon completion of the business combination) in exchange for common and preferred stock and cash. Previously, Shermen was organized in 2006 as a “blank check” company (also known as a “special purpose acquisition corporation”) solely for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business.

The business combination was completed on May 28, 2009, whereby the bulk liquid storage and liquid feed supplements businesses were acquired by Shermen. ED&F Man and its affiliates became the largest stockholder, owning 49.5% of the outstanding common stock and 100% of the Series A Preferred Stock—a portion of which was deposited into escrow for release upon the achievement of certain earnings or stock price targets—and the Company’s name was changed to “Westway Group, Inc.” ED&F Man also received $103 million in cash consideration at the close of the transaction.

In connection with the business combination, the Company entered into several agreements with the ED&F Man: (1) ED&F Man Liquid Products Corporation agreed to supply molasses to our liquid feed operation; (2) Westway Terminal Company, LLC, a subsidiary of ours, entered into a strategic alliance with ED&F Man relating to the use of our storage facilities; and (3) both ED&F Man and we will provide certain operational and administrative support services to each other on a shared service basis.

To facilitate the business combination and for other purposes, including working capital and capital expenditures, the Company and ED&F Man Treasury Management plc (“ED&F Man Treasury”) entered into a credit facility agreement whereby ED&F Man Treasury agreed to make available a $100 million two-year revolving credit facility to the Company. Additionally, ED&F Man Treasury has agreed to provide an incremental $1 million foreign exchange facility, an incremental $5 million foreign currency overdraft facility, and a facility for standby and documentary letters of credit, bonds, and guarantees to the Company.

We currently operate an extensive global network of 24 operating storage facilities providing 299 million gallons of total bulk liquid storage capacity and 30 operating feed supplement facilities producing 1.7 million tons of liquid feed supplements annually.

Our bulk liquid storage business is a global business with infrastructure that includes a network of 24 terminals offering storage to manufacturers and consumers of agricultural and industrial liquids, located at key port and terminal locations throughout North America, Western Europe, and Asia. A key strategic aspect of our storage business is the fact that it has maintained a long-term presence in a number of highly critical, deep water ports from which it can offer its international customer base access to storage combined with the highest level of service in these important markets.

We benefit significantly from an attractive portfolio of long-term bulk liquid storage contracts and customer product diversity. 86% of our customer contracts are one year or greater; the contracts are significantly “take or pay”; and 100% of all contracts renewed in 2008. These contracts also are CPI adjusted on an annual basis. Our tank capacity by product type is 25% molasses and liquid animal feed products; 23% vegetable oils, tallow, and greases; 13% lignin sulphonate, calcium chloride, and liquid fertilizers; 10% petroleum, petro-chemicals, waxes, and petroleum oil; and the remainder consists of bio-diesel, caustics, chemicals, and asphalts. We have a number of long-standing relationships with blue-chip customers, including ED&F Man, Bayer, Dow, PPG, Exxon Mobil, Mitsubishi, Shell, and others.

Our liquid feed supplements business produces liquid animal feed supplements that are sold directly to end users, feed manufacturers, distributors—primarily supplying beef and dairy— and livestock industries. By using formulation processes that are tailored specifically to the needs of our customers, we blend molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock. Our liquid feed supplements business is the leading North American manufacturer of liquid animal feed supplements and the only such supplier with a true national footprint in the U.S.A.

Our 34 manufacturing and distribution locations allow us to provide nutritional liquid feed supplements to the majority of the U.S. and Canadian livestock market. In addition, 7 of our facilities are positioned at deep water port locations, allowing for the more efficient receipt of off-shore ingredients such as molasses and condensed molasses solubles, and therefore provide a competitive advantage to us since approximately 40% of the molasses consumed for livestock supplements is imported. The balance of our manufacturing locations are either strategically located on navigable inland river systems or have direct railroad access. Our liquid feed business also has a number of long-standing relationships with blue-chip customers, including Land O’Lakes, Tractor Supply, Fosters, Associated Feed, and others.

Synergistically, the bulk liquid storage and liquid feed supplements businesses mutually benefit from co-location of facilities, enhanced raw material supply logistics for liquid feed supplements, and increased operational efficiency resulting from the exchange of cross-business knowledge. We currently own and/or lease 116 acres of developable land adjacent to our existing facilities.

The Company is headquartered in New Orleans, LA and had 401 world wide employees as of June 30, 2009.

Segments

Bulk Liquid Storage

Our bulk liquid storage segment generates revenue through contracts involving three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Each of these sources of income is recorded net of any discounts, volume rebates, and sales taxes. These sources of income reflect the individual nature of the Company’s relationships with its global, regional, or local customer bases, which typically comprise contracts spanning one or more years. Contracts vary according to the provision of services, ranging from the simple transloading of products from delivery into storage, but more typically extend into more complex product management and storage services. Fixed income services generate revenue from storage services at each of our terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks, or combination of both. We recognize revenue from fixed income services in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and is based on tonnage. We recognize revenue for volume services as the volumes are entered into or withdrawn from our storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and are recorded at the time the service is provided. Revenues are recorded for the services available under each contract as the services are provided. Bulk liquid storage services are provided through a number of international locations, but are currently managed as one business from our headquarters in New Orleans, LA.

Liquid Feed Supplements

The liquid feed supplements segment generates income from liquid feed supplements, with a small proportion of income arising from solid or other traditional animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenues are recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the statements of operations. Our liquid feed supplements segment incorporates a research and development program focused on delivering product that is distinct, based on customer, livestock, and geographical requirements, and is capable of being varied to reflect commodity prices or other factors. The liquid feed supplements segment is organized around a series of broad regional territories in the United States that reflect the characteristics of beef cattle, dairy, and feedlot markets. The liquid feed supplements segment is currently managed from, and headquartered in, Tomball, TX.

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments

Factors that Affect Financial Performance

The Company’s performance is affected by a number of factors that cause fluctuation in the results of operations and overall financial performance. The most significant factors are described below.

Bulk Liquid Storage

In our bulk liquid storage business, we have long standing relationships with a range of customers, a number of which are significant both in overall market position and contribution to the Company. Contracts are typically in excess of one year in length and provide a significant pipeline of future revenue, in respect of which both cost and revenue structures utilize inflationary pricing mechanisms. Although customer retention has historically been high, changes in the customer base can occur and could have an impact on profitability. Furthermore, our performance continues to be affected by the trading and storage requirements of the ED&F Man group, although we believe that the bulk liquid storage business is largely protected from dependence on single customers or territories by the range of countries in which it operates and the breadth of services and products it provides to customers.

We have foreign currency exposure, but the majority of our transactions are conducted and reported in U.S. dollars. Refer to Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for further discussion of foreign currency exchange risk.

Wherever possible we work to secure contractual commitments with third parties prior to construction in an effort to minimize the delay between construction of facilities and achievement of profitable levels of utilization. Results are adversely affected when utilization rates remain low.

Our performance is linked to the underlying economic demand for access to the regional supply chain network and logistics infrastructure for delivering goods and services to the market. Our storage rates are driven by customer demand and the available bulk liquid storage capacity at each of our regional terminal locations. Fluctuations in commodity pricing and commodity imbalances can increase or reduce the market demand for storage. Demand for our services has remained robust despite a slowdown in economic conditions due to our extensive regional network and the vital link we provide for the delivery of bulk liquid products to the downstream market.

Liquid Feed Supplements

Our liquid feed supplements business provides a range of liquid feed supplements to customers both large and small across a wide range of regions within the United States and Canada. Historically, customer relationships usually are long and, although particular sales are not generally contracted in excess of one month ahead of delivery, the relationships usually result in stable income streams. Even so, changes in the customer base can occur and could have an impact on our profitability. The business can be affected by the overall health of the cattle and dairy markets.

Our performance is significantly affected by the underlying price of the agricultural by-products utilized in the business. The market prices of non-liquid feed stocks that compete directly with the liquid feed supplements business are dependent on conditions affecting their supply overall, such as climatic conditions that drive crop yield, quality, and availability. Accordingly, conditions of good or poor supply affect the demand for liquid feed supplements and pricing in turn. The liquid feed supplements business is potentially more affected by changes in the availability and quality of agricultural commodities because of its higher proportion of agricultural commodity costs to its total costs.

The liquid feed supplements business can be significantly affected by adverse weather conditions such as droughts, hard winters, and flooding. Moreover, the months of April through July are traditionally seasonal low months for our liquid feed supplements business.

Overall

The Company is subject to a number of risks that have the potential to influence the future profitability of both operating segments, as described below.

Operationally, our businesses operate in environments that require strict adherence to environmental protection and health and safety regulation. A significant event such as contamination, leakage, or other material damage has the potential to significantly harm our financial performance, although we believe that our compliance with each of these requirements is at or above the best practice requirements and that we have a strong track record in this regard.

Price inflation that is not directly linked to agricultural commodities, such as consumer price inflation, also has an effect on the overall performance of the Company, particularly as it is reflected in employee compensation, energy, maintenance and construction costs. We do not consider the Company to be unduly affected by this factor compared with our competitors or the industry at large.

Finally, for additional information regarding important risks that may affect our business, financial condition, and operating results, see Part II, Item 1A, “Risk Factors” in this Form 10-Q.

Material Ongoing Arrangements with the ED&F Man Group

As a result of the business combination, ED&F Man and its affiliates became the Company’s largest stockholder, owning 49.5% of the Company’s outstanding common stock and 100% of the Company’s Series A Preferred Stock, a portion of which was deposited into escrow for release upon the achievement of certain earnings or stock price targets.

Prior to the business combination, as a consequence of being owned by ED&F Man, the acquired businesses maintained a significant commercial relationship with the ED&F Man group. After the business combination, this relationship has continued with the following agreements.

Preferred Supplier Arrangements

The Company’s long-term relationship as a preferred supplier of bulk liquid storage to ED&F Man’s various trading divisions is a major part of our success and growth strategy. We believe that ED&F Man provides global expansion opportunities. As a preferred supplier, we expect to secure a minimum load volume that will support both existing and new locations.

Molasses Supply Contract

Molasses, as an ingredient, comprises approximately 44% of the total ingredients utilized in our liquid feed supplement formulations, of which approximately 50-55% is typically procured from offshore locations. The Company relies upon ED&F Man to source and provide the logistics for this basic ingredient. The Company and ED&F Man have established a long-term molasses supply agreement, pursuant to which ED&F Man will be our primary supplier of offshore cane molasses, with a pricing mechanism very close to historical practices at arm’s length.

Shared Services

The ED&F Man group has agreed to provide transitional services to us for a period of a minimum of twelve months following the business combination. ED&F Man will provide certain human resources, information technology, accounting administration, invoicing, and other services. In addition, we have agreed to provide transitional services to the ED&F Man group for a period of a minimum of twelve months following the business combination, consisting of the same type of services. Following this contracted period, transitional arrangements exist to facilitate the final separation of activities, function by function, at the mutual agreement of both parties.

Revolving Credit Facility

To facilitate the consummation of the business combination, ED&F Man Treasury provided us with a two year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that matures and is expected to be renewed on August 31, 2009. Interest accrues on amounts borrowed under the facility at LIBOR plus 3.5%, and a commitment fee of 1.4% will be payable on any undrawn, uncancelled portion of the facility.

Acquisition of Bulk Liquid Storage and Liquid Feed Supplements Business

On May 28, 2009, we completed the acquisition of the bulk liquid storage and feed supplements business by effecting mergers of two of our wholly-owned subsidiaries with Westway Terminal Company, Inc. and Westway Feed Products, Inc., which were two former domestic subsidiaries of ED&F Man, and by purchasing the equity interests of certain foreign subsidiaries of ED&F Man engaged in the bulk liquid storage and liquid feed supplement businesses. The consideration we paid in connection with the closing of the business combination consisted of approximately 12.6 million newly-issued shares of our Class B common stock (fair value of $63.1 million), approximately 30.9 million newly-issued shares of our Series A Preferred Stock (fair value of $177.3 million), including 12.2 million escrowed shares for contingent earn-out payments that are to be released from escrow only if the Company achieves certain earnings or share price targets, and $103.0 million in cash, plus certain post closing adjustments for working capital of $3.4 million. If the targets are achieved in the form of shares released from escrow, the Company estimates the aggregate value of the consideration to be $346.9 million.

Accounting for the Acquisition

The acquisition of the bulk liquid storage and feed supplements business was accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations.” In accordance with the purchase method of accounting, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values on the acquisition date of May 28, 2009. The purchase price allocation has not been finalized and is subject to change based upon recording actual transaction costs, finalization of working capital adjustments, and completion of appraisals of tangible and intangible assets of the acquired business. In valuing acquired assets and assumed liabilities, fair values were based on, but were not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased were to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets has been recorded as goodwill. At June 30, 2009, the carrying value of goodwill associated with our acquisition of the bulk liquid storage and liquid feed supplements business totaled approximately $97.0 million.

The impact of preliminary purchase accounting fair value adjustments on second quarter 2009 operating income was associated with increases in the carrying values of the acquired business property, plant, and equipment. This amount was immaterial, due to offsets resulting from extending the useful life of these assets.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements included in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP. In other circumstances, we are required to make estimates, judgments and assumptions based upon available information. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Revenue Recognition

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” at prices fixed by contract or purchase orders and upon delivery of the service or product to the customer.

The Company generates revenue through contracts from its bulk liquid storage business by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Fixed income services generate revenue from storage services at each of the Company’s terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks or combination of both. The Company recognizes revenue from fixed income contracts in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and is based on tonnage. The Company recognizes revenue for volume services as the volumes are entered into or withdrawn from its storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and are recorded at the time the service is provided. Provisions for ancillary services may be included in fixed price storage services or in volume or throughput income services. Revenues are recorded for the services available under each contract as the services are provided.

The Company generates revenue from its liquid feed supplements business through sales of liquid and dry animal feed supplements. Revenue is recognized upon delivery.

Revenues are recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the statements of operations.

The Company assesses the collectability of its accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The Company provides for sales returns and allowances, as a reduction of revenues, at the time of shipment and makes estimates of these amounts based on historical experience.

Accounts Receivable

The Company maintains an allowance for estimated potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of the allowance. Losses on accounts receivable are charged against the allowance when, in management’s judgment, further collection efforts would not result in a reasonable likelihood of collection. Included within selling, general and administrative expenses, we have recorded bad debt expenses related to accounts receivable of $64,000 for the six and three month periods ended June 30, 2009. No bad debt expenses related to accounts receivables were recorded for the three and six months ended June 30, 2008.

Inventories

Inventories, being principally molasses related products held for use and sale in the liquid feed supplements business, are stated at the lower of cost (weighted average) or market value. Management compares the cost of inventories, as determined by the weighted average cost method, with the market value, and any allowance determined appropriate is made by writing down the inventories to their market value, if lower than cost. Costs include those costs incurred in bringing the inventories to their present location and condition.

Business Combinations

The Company accounts for business combinations under the provisions of Statement of Financial Accounting Standards
No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under SFAS 157, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

SFAS 157 requires the use of valuation techniques that are consistent with one or more of the market approaches, the income approach, or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (including interest rates, volatilities, prepayment speeds, credit risks), or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The principles in SFAS 157 are utilized in accounting for the acquired business. Otherwise the adoption of SFAS is not material to the consolidated financial statements.

Our other accounting policies are discussed in Note 3 to our unaudited consolidated financial statements included in this Form 10-Q.

Results of Operations - Actual

This section includes the results of the acquired business since May 29, 2009 only, and does not include the results of the acquired business before then. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations and generated no operating revenues, as it was considered a “blank check” company.

Accordingly, our operating results for the three and six months ended June 30, 2009 and 2008 include the results of the acquired business operations for only the 33 days ending June 30, 2009. Through May 28, 2009, our efforts were limited to organizational activities, activities relating to the IPO, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to negotiating and consummating the acquisition, and activities relating to general corporate matters; we neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the initial public offering.

The following results for the three and six months ended June 30, 2009 are presented along with the segregated results of post and pre acquisition operations to give the reader a better understanding of the business. The results for the three and six months ended June 30, 2008 represent Shermen results only.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

					Three months ended June 30, 2009	Three months ended June 30, 2008
	Westway Group Inc. From May 29, 2009 to June 30, 2009		Shermen From April 1, 2009 to May 28, 2009		Westway Group Inc.	Westway Group Inc.
Net revenue	$		$		$	$
Bulk liquid storage		6,086		—	6,086	—
Liquid feed supplements		19,681		—	19,681	—

Total net revenues		25,767		—	25,767	—
Cost of sales – liquid feed supplements		16,236		—	16,236	—

Gross profit		9,531		—	9,531	—
Operating costs and expenses		4,078		155	4,233	204
Depreciation		1,258		—	1,258	—
Selling, general and administrative expenses		2,764		—	2,764	—
Business combination expenses		13,697		—	13,697	—

Total operating expenses		21,797		155	21,952	204

Operating loss		(12,266)		(155)	(12,421)	(204)
Other income (expenses)
Interest income		5		61	66	306
Interest expense		(308)		—	(308)	—

Total other income (expenses)		(303)		61	(242)	306
(Loss) income before income tax benefit (provision) and equity in loss of unconsolidated subsidiaries		(12,569)		(94)	(12,663)	102

Income tax benefit (provision)		3,232		(66)	3,166	(29)
Equity in earnings of unconsolidated subsidiaries		6		—	6	—

Net (loss) income		(9,331)		(160)	(9,491)	73

Income attributable to non-controlling interest		19		—	19	—

Net (loss) income attributable to Westway Group, Inc.		(9,312)		(160)	(9,472)	73

Preferred dividends		(390)		—	(390)	—

Net (loss) income applicable to common stockholders		$(9,702)		$(160)	$(9,862)	$73

Results for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

        Net revenue of $25.8 million consisted of revenue from our bulk liquid storage and liquid feed supplement operations for the 33 days ending June 30, 2009. The bulk liquid storage segment, representing 24% of total net revenues, generated revenue from three primary sources: fixed income, volume related or “throughput” income, and income from ancillary services. The liquid feed supplements segment, representing the remaining 76% of total net revenue, generated revenue from liquid feed supplement product sales, with a small proportion of income arising from solid or more traditional animal feeds. The volume of animal feed sold during the 33 days ending June 30, 2009 totalled 121,000 tons. Net revenue of $23.0 million, representing 89% of total net revenue, arose in the United States, with $2.8 million realized outside of the United States representing the remaining 11%. $956,000 of net revenue, or 4% of net revenue, came from transactions with the ED&F Man group.

Costs of sales totalling $16.2 million related to the cost of molasses and other ingredients in our liquid feed supplement operations, as well as promotional expenses, for the 33 days ending June 30, 2009. We paid $6.7 million, or 41% of our cost of sales, to the ED&F Man group, which provided molasses requirements to our liquid feed supplements business.

Operating costs and expenses of $4.1 million included costs of operating our bulk liquid storage and liquid feed supplement facilities for the 33 days ending June 30, 2009. Major components of these costs included payroll, repairs, utilities, and insurance. Of the total operating costs and expenses, the bulk liquid storage segment represented 54%, and the liquid feed supplement segment represented 43%. For the three months ended June 30, 2009 and 2008, formation and operating expenses of $155,000 and $204,000 respectively reflected Shermen’s costs to identify a business acquisition. The $155,000 made up the remaining 3% of total operating costs in the three months ended June 30, 2009.

Depreciation expenses of $1.3 million for the three months consisted of the depreciation of fixed assets utilized in our bulk liquid storage and liquid feed supplement operations for 33 days ending June 30, 2009.

Selling, general, and administrative expenses of $2.8 million included costs associated with payroll, office accommodation, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations for 33 days ended June 30, 2009. Also included were corporate general and administrative costs.

Business combination expenses related to acquisition-related costs incurred to effect the business combination. These costs included advisory, investment banking, legal, accounting, and other professional or consulting fees. For the three months ended June 30, 2009, these costs totaled $13.7 million. There were no such costs incurred for the three months ended June 30, 2008.

Interest income for the three months ended June 30, 2009 and 2008 of $66,000 and $306,000 respectively came from the trust account held by Shermen as a consequence of funds raised through our initial public offering of approximately $136.9 million.

Interest expense for the three months ended June 30, 2009 of $308,000 reflected 33 days of interest on the Company’s credit facility and borrowing line with ED&F Man Treasury at an interest rate of one-month London Interbank Offered Rate, or LIBOR, plus 3.5% per year.

Income tax benefit for the three months ended June 30, 2009 was $3.2 million, compared to an income tax expense of $29,000 for the three months ended June 30, 2008. The effective tax rate was 25% and (28%). The most significant items affecting our effective tax rate were the differences in state, local, and foreign income taxes and certain estimated non-deductible costs incurred relating to the finalization of the acquisition transaction.

Preferred dividends for the three months ended June 30, 2009 of $390,000 reflected 33 days of dividends payable on 30,886,830 shares of Series A Preferred Stock at $0.0034 per share. There was no preferred stock issued in 2008.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

					Six months ended June 30, 2009	Six months ended June 30, 2008
	Westway Group Inc. From May 29, 2009 to June 30 2009		Shermen From January 1, 2009 to May 28, 2009		Westway Group Inc.	Westway Group Inc.
Net revenue	$		$		$	$
Bulk liquid storage		6,086		—	6,086	—
Liquid feed supplements		19,681		—	19,681	—

Total net revenues		25,767		—	25,767	—

Cost of sales – liquid feed supplements		16,236		—	16,236	—

Gross profit		9,531		—	9,531	—

Operating costs and expenses		4,078		476	4,554	391

Depreciation		1,258		—	1,258	—

Selling, general and administrative expenses		2,764		—	2,764	—

Business combination expenses		13,697		—	13,697	—

Total operating expenses		21,797		476	22,273	391

Operating loss		(12,266)		(476)	(12,742)	(391)
Other income (expense)

Interest income		5		138	143	1,322

Interest expense		(308)		—	(308)	—

Total other income (expense)		(303)		138	(165)	1,322
(Loss) Income before income tax benefit (provision) and equity in loss of unconsolidated subsidiaries		(12,569)		(338)	(12,907)	931

Income tax benefit (provision)		3,232		61	3,293	(441)
Equity in earnings of unconsolidated subsidiaries		6		—	6	—

Net (loss) income		(9,331)		(277)	(9,608)	490

Income attributable to non-controlling interest		19		—	19	—

Net (loss) income attributable to Westway Group, Inc.		(9,312)		(277)	(9,589)	490

Preferred dividends		(390)		—	(390)	—

Net (loss) income applicable to common stockholders		$(9,702)		$(277)	$(9,979)	$490

Results For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net revenue of $25.8 million consisted of revenue from our bulk liquid storage and liquid feed supplement operations for the 33 days ending June 30, 2009. The bulk liquid storage segment, representing 24% of total net revenues, generated revenue from three primary sources: fixed income, volume related or “throughput” income, and income from ancillary services. The liquid feed supplements segment, representing the remaining 76% of total net revenue, generated revenue from liquid feed supplement product sales, with a small proportion of income arising from solid or more traditional animal feeds. The volume of animal feed sold during the 33 days ending June 30, 2009 totalled 121,000 tons. Net revenue of $23.0 million representing 89% of total net revenue, arose in the United States, with $2.8 million realized outside of the United States, representing the remaining 11%. $956,000 of net revenue, or 4% of net revenue, came from transactions with the ED&F Man group.

Costs of sales totalling $16.2 million related to the cost of molasses and other ingredients in our liquid feed supplement operations, as well as promotional expenses, for the 33 days ending June 30, 2009. We paid $6.7 million, or 41% of our cost of sales, to the ED&F Man group, which provided molasses requirements to our liquid feed supplements business.

Operating costs and expenses of $4.6 million included costs of operating our bulk liquid storage and liquid feed supplement facilities for the 33 days ending June 30, 2009. Major components of these costs included payroll, repairs, utilities, and insurance. Of the total operating costs and expenses, the bulk liquid storage segment represented 50%, and the liquid feed supplement segment represented 40%. For the six months ended June 30, 2009 and 2008, formation and operating expenses of $476,000 and $391,000 respectively reflected Shermen’s costs to identify a business acquisition. The $476,000 made up the remaining 10% of total operating costs in the six months ended June 30, 2009.

Depreciation expenses of $1.3 million for the six months consisted of depreciation of fixed assets utilized in our bulk liquid storage and liquid feed supplement operations for 33 days ending June 30, 2009.

Selling, general, and administrative expenses of $2.8 million included costs associated with payroll, office accommodation, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations for 33 days ended June 30, 2009. Also included were corporate general and administrative costs.

Business combination expenses related to acquisition-related costs incurred to effect the business combination. These costs included advisory, investment banking, legal, accounting, and other professional or consulting fees. For the six months ended June 30, 2009, these costs totaled $13.7 million. There were no such costs incurred for the six months ended June 30, 2008.

Interest income for the six months ended June 30, 2009 and 2008 of $143,000 and $1.3 million respectively came from the trust account held by Shermen as a consequence of funds raised through our initial public offering of approximately $136.9 million.

Interest expense for the six months ended June 30, 2009 of $308,000 reflected 33 days of interest on the Company’s credit facility and borrowing line with ED&F Man Treasury at an interest rate of one-month London Interbank Offered Rate, or LIBOR, plus 3.5% per year.

Income tax benefit for the six months ended June 30, 2009 was $3.3 million, compared to an income tax expense of $441,000 for the six months ended June 30, 2008. The effective tax rate was 26% and (47%). The most significant items affecting our effective tax rate were the differences in state, local, and foreign income taxes and certain estimated non-deductible costs incurred relating to the finalization of the acquisition transaction.

Preferred dividends for the six months ended June 30, 2009 of $390,000 reflected 33 days of dividends payable on $30,886,830 shares of Series A Preferred Stock at $0.0034 per share. There was no preferred stock issued in 2008.

Liquidity and Capital Resources

After the business combination on May 28, 2009, our capital requirements are financed with cash flows from collections from customers in our bulk liquid storage and liquid feed supplements businesses, as well as borrowings under our credit facility. We require capital to fund ongoing operations, including purchases of raw materials including molasses, leases of land and equipment, capital expenditures, acquisitions, and payroll. The nature of our capital requirements and the types of our financing sources are not expected to change significantly throughout the remainder of 2009.

To facilitate the consummation of the business combination, ED&F Man Treasury provided us with a two year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that matures and is expected to be renewed on August 31, 2009. Interest accrues on amounts borrowed under the facility at LIBOR plus 3.5%, and a commitment fee of 1.4% will be payable on any undrawn, uncancelled portion of the facility. A facility fee of up to $1.5 million will be payable to ED&F Man in the event that the facility has not been refinanced by November 28, 2009. At June 30, 2009, the utilized portion of this credit facility was $65.2 million in borrowings and $39.8 million was available. As of June 30, 2009, the floating interest rate on our credit facility was approximately 3.81%. In the future, it is anticipated that bank credit facilities will be provided by third party banks.

We have made, and expect to continue to make additional, short-term draws on our revolving credit facility to satisfy any needed amounts for scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our operating expenses and planned capital expenditures is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy, which at this time is focused on expanding our bulk liquid storage business.

We believe that our current cash and cash equivalents, revolving credit facilities, and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, to make our planned capital expenditures, and to meet our commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economic condition.

Cash Flows

Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $138.2 million at December 31, 2008, to $22.9 million at June 30, 2009, as a result of the release of $138.0 million in cash held in our trust account to fund the business combination on May 28, 2009, offset by the working capital balance of the acquired business. Cash and cash equivalents increased in the first six months of 2009 by $5.0 million to a total of $5.2 million. This increase was a result of cash provided by investing activities of $36.3 million, offset by cash used in operating activities of $6.7 million, and cash used in financing activities of $24.5 million.

Operating Activities

We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows used by operating activities were $6.7 million for the six months ended June 30, 2009 compared to cash flows used of $766,000 for the six months ended June 30, 2008. The decrease in operating cash flows for the six months ended June 30, 2009 was the result of the business acquisition on May 29, 2009, which provided negative cash flow from operations of $5.9 million. $13.7 million of the decrease was related to business combination expenses.

Investing Activities

Net cash provided by investing activities increased by $35.6 million during the six months ended June 30, 2009, primarily from the release of $138.4 million in cash held in our trust account at the closing of the business combination, partially offset by $99.6 million paid to ED&F Man as consideration for the acquired business. For the six months ended June 30, 2009, capital expenditures for the bulk liquid storage and liquid feed supplements businesses were $1.8 million and $252,000, respectively, with corporate office expenditures totaling $363,000. For the bulk liquid storage business, the most significant component of capital investments were investments at the Houston and Gray’s Harbor terminals, consistent with a strategy of investment in deep water locations and expansion of existing sites. Investing activities for the remainder of 2009 are expected to include additional costs related to our liquid bulk storage expansions.

Financing Activities

Net cash used in financing activities of $24.5 million for the six months ended June 30, 2009 primarily resulted from the payment of $55.1 million upon redemption of 9,189,990 shares of common stock. The Company also repurchased 2,514,369 Class A common stock for $15.1 million during the six months ended June 30, 2009, as well as paid a special cash dividend of $1.00 per share on Class A common stock totalling $11.4 million. These uses were partially offset by proceeds received from borrowings under our revolving credit facility and borrowing line with ED&F Man Treasury totalling $57.0 million for the six months ended June 30, 2009. Financing activities for the remainder of 2009 are expected to include additional proceeds from borrowings under our revolving credit facility.

Significant non-cash financing activities included the issuance of 30,886,830 newly-issued shares of Series A Preferred Stock, with a fair value of $107.4 million, to ED&F Man as part of the consideration for the acquired business.

Commitments and Contractual Obligations

The following table sets forth our aggregate contractual obligations as of June 30, 2009 (in thousands):

	Total	6 months remaining in 2009	2010-2011	2012-2013	2014 Thereafter
Revolving credit facility	$65,165	$65,165	$—	$—	$—
Interest payments (1)	1,241	1,241	—	—	—
Operating lease commitments	37,711	1,752	6,368	5,698	23,893
Capital commitments	9,840	9,840
Molasses Purchase Obligation	1,649,869	56,892	227,568	227,568	1,137,841

Total	$1,763,826	$134,890	$233,936	$233,266	$1,161,734

(1)	Interest payments for our revolving credit facility and borrowing line were calculated using the balance as of June 30, 2009 and the applicable average interest rate at quarter end of approximately 3.81%.

The Company has a substantial property portfolio, including bulk liquid storage facilities at major deep water port locations in the United States, the United Kingdom, the Netherlands, and the remainder of Western Europe, along with liquid feed supplements processing and distribution facilities. Many of our bulk liquid storage and liquid feed supplements facilities are situated on land that is leased from port authorities under operating leases. We also have a small number of facilities leases and leases with railroad companies. Typically these leases extend beyond five years. For the purposes of determining periodic occupation costs, lease terms are calculated from the date we take possession of the facility, including any periods of free or reduced rent, and are calculated through any lease extensions available to us that are reasonably assured of being exercised.

In the normal course of business, we make investments in the property and facilities utilized by the bulk liquid storage and liquid feed supplements businesses. As a result, at any point in the financial calendar, we have outstanding contracts with third parties reflecting the cost of committed capital expenditure not yet incurred. At June 30, 2009, these commitments totaled $9.8 million.

The Company and ED&F Man have established a long-term molasses supply agreement, pursuant to which ED&F Man will be the Company’s primary supplier of offshore cane molasses, with a pricing mechanism very close to historical practices at arm’s length. The initial term of the molasses agreement is for a period of 10 years, after which the molasses agreement will automatically renew for successive one-year periods, unless either party gives notice of non-renewal. The estimated purchase obligation has been calculated using an average weighted price (including discounts) under the current price and volume commitments.

Off Balance Sheet Arrangements

In connection with our initial public offering of units in 2007, we granted the representatives of the underwriters an option to purchase an aggregate of 700,000 units, with an option purchase price of $7.50 per unit. Each unit consists of one share of common stock and two warrants. The terms of the units subject to this option are identical to the units sold in our initial public offering except that (i) the exercise price for each warrant in the unit is $6.25 per share and (ii) the representatives can exercise this option through a cashless exercise mechanic. This option to purchase Units is now exercisable at any time, in whole or in part, and expires on May 24, 2011.

With the exception of operating lease commitments described in Note 18, “Commitments and Contingencies,” of our financial statements, we do not have any other off balance sheet arrangements.

Results of Operations – Pro Forma with Acquired Business

The actual results of operations of the Company for the three and six months ended June 30, 2009 and 2008 do not provide a very meaningful basis for comparison since we were only an operating company during the more recent period and then only for 33 days. To provide readers with a fuller view of the combined operational results of the Company together with the acquired business for the three and six months ended June 30, 2009, and a more meaningful comparison with the combined operational results of the Company together with the acquired business for three and six months ended June 30, 2008, the following selected pro forma financial information was prepared from the Company’s and acquired business’ unaudited results, as if the Company and the acquired business were combined as of January 1, 2008. The pro forma results of operations do not include business combination costs of $13.7 million, formation and operating costs associated with Shermen, or interest income from the trust account held by Shermen.

The pro forma information includes an interest expense based on historical borrowings and average interest rates of the acquired business for the reporting periods presented since previously ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments include increased depreciation expense as a result of the application of the purchase method of accounting based on the fair values of the tangible assets of the acquired business. The unaudited pro forma financial statements were assembled based on the consolidated financial statement information prepared and presented in accordance with GAAP.

WESTWAY GROUP, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Bulk Liquid Storage			Liquid Feed Supplements				Corporate and Other				Total
	Three months ended			Three months ended				Three months ended				Three months ended
	June 30,			June 30,				June 30,				June 30,
	2009 (Pro Forma)		2008 (Pro Forma)	2009 (Pro Forma)		2008 (Pro Forma)		2009 (Pro Forma)		2008 (Pro Forma)		2009 (Pro Forma)		2008 (Pro Forma)
Net revenues	$		$—	$		$		$		$		$		$
Third parties		14,142	14,530		56,541		63,667		—		—		70,683		78,197
Related parties - ED&F Man		2,715	3,559		—		16		—		—		2,715		3,575

Total net revenues		16,857	18,089		56,541		63,683		—		—		73,398		81,772

Cost of sales
Third parties		—	—		29,521		35,834		—		—		29,521		35,834
Related parties - purchases from ED&F Man		—	—		17,388		16,850		—		—		17,388		16,850

Total cost of sales		—	—		46,909		52,684		—		—		46,909		52,684

Gross profit		16,857	18,089		9,632		10,999		—		—		26,489		29,088

Operating costs and expenses		7,169	7,026		5,147		5,745						12,316		12,771
Depreciation		2,770	2,513		984		977		18		18		3,772		3,508
Selling, general and administrative expenses (1)		1,949	1,997		2,663		3,246		1,789		1,492		6,401		6,735

Total operating expenses		11,888	11,536		8,794		9,968		1,807		1,510		22,489		23,014

Operating income (loss)		4,969	6,553		838		1,031		(1,807)		(1,510)		4,000		6,074

Other income (expense)
Interest expense		—	—		—		—		(1,164)		(794)		(1,164)		(794)
Loss on disposal of property, plant and equipment		(21)	2		12		(20)		—		—		(9)		(18)

Total other income (expense)		(21)	2		12		(20)		(1,164)		(794)		(1,173)		(812)

Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiaries		4,948	6,555		850		1,011		(2,971)		(2,304)		2,827		5,262

Income tax benefit (provision)		—	—		—		—		(825)		(1,880)		(825)		(1,880)
Equity in loss of unconsolidated subsidiaries		—	—		—		—		(116)		(52)		(116)		(52)

Net income (loss)		4,948	6,555		850		1,011		(3,912)		(4,236)		1,886		3,330

Income (loss) attributable to non-controlling interest		—	—		—		—		44		12		44		12

Income (loss) from continuing operations		4,948	6,555		850		1,011		(3,868)		(4,224)		1,930		3,342

Net income from San Pedro discountinued operations net of tax		—	—		—		—		—		351		—		351
Net Income (loss) attributable to Westway Group, Inc.		4,948	6,555		850		1,011		(3,868)		(3,873)		1,930		3,693
Preferred dividends		—	—		—		—		(1,063)		(1,063)		(1,063)		(1,063)

Net income (loss) applicable to common stockholders		$4,948	$6,555		$850		$1,011		$(4,931)		$(4,936)		$867		$2,630

(1)	Total selling expenses for bulk liquid storage and liquid feed supplements totaled $228,000 and $1.2 million respectively for the three months ending June 30, 2009. Total selling expenses for bulk liquid storage and liquid feed supplements totaled $145,000 and $1.3 million respectively for the three months ending June 30, 2008.

Pro Forma Results for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Bulk Liquid Storage

Pro Forma Net Revenue

Including transactions between us and the ED&F Man group, total net revenues of the bulk liquid storage business decreased $1.2 million, or 7%, to $16.9 million in the three months ended June 30, 2009 when compared to $18.1 million in the three months ended June 30, 2008. In the United States, an increase in net revenue of $281,000, or 3%, to $10.6 million in the three months ended June 30, 2009 from $10.3 million in the three months ended June 30, 2008 reflected the customer expansion in this business, specifically in our Houston facilities. Outside of the United States, revenues decreased 19% to $6.3 million in the three months ended June 30, 2009 from $7.8 million in the three months ended June 30, 2008. Reductions of revenue outside of the United States reflected lower ED&F Man molasses throughput and lower exchange rates for the Euro, Pound Sterling, and Canadian Dollar. Geographically, the reduction in net revenue for the period was reflected in Canada, UK, Denmark, Korea, and the Netherlands.

Pro Forma Operating Expenses

Operating costs and expenses of $7.2 million increased by $143,000, or 2%, in the three months ended June 30, 2009 from $7.0 million in the three months ended June 30, 2008, driven by increased facility security costs and the release of certain provisions relating to the Kansas City facility sale in April 2008.

Pro Forma Depreciation

Depreciation costs increased by $257,000, or 10%, to $2.8 million in the three months ended June 30, 2009 from $2.5 million in the three months ended June 30, 2008. This was due to capital investments in the United States.

Pro Forma Selling, General, and Administrative Expenses

For the three months ended June 30, 2009, selling, general and administrative expenses for the bulk liquid storage business remained comparable at $1.9 million, a slight decrease of $48,000, or 2%, compared to $2.0 million in the three months ended June 30, 2008.

Pro Forma Operating Income

Operating income decreased by $1.6 million, or 24%, to $5.0 million in the three months ended June 30, 2009 from $6.6 million in the three months ended June 30, 2008, reflecting the impact of lower ED&F Man molasses throughput and lower exchange rates in our European operations, as well as increased depreciation costs from our capital investments. Operating margins declined to 30% in the three months ended June 30, 2009, from 36% in the three months ended June 30, 2008.

Liquid Feed Supplements

Pro Forma Net Revenue

For the three months ended June 30, 2009, net revenue for the liquid feed supplements business was $56.5 million, which was a decrease of $7.2 million, or 11%, compared to net revenue of $63.7 million in the three months ended June 30, 2008. This decrease in net revenue was driven by a decrease in volume for the three months ended June 30, 2009 of 14% to 362,000 tons, compared to 419,000 tons for the three months ended June 30, 2008, reflective of lower demand due to customers shifting to alternatives from molasses-based feed blends and adverse weather effects on customer demand. Price per ton increased to $156.19 in the three months ended June 30, 2009 from $151.99 in the three months ended June 30, 2008. Poor economic conditions in the dairy and cattle industries also continued to have an impact on sales volumes in dairy producing states.

Pro Forma Cost of Sales

For the three months ended June 30, 2009, cost of sales for liquid feed supplements, including related party purchases from ED&F Man, was $46.9 million, which was a decrease of $5.8 million, or 11%, compared to cost of sales of $52.7 million in the three months ended June 30, 2008. The decrease was directly related to decreasing volumes, partially offset by higher molasses prices. Purchases of molasses from ED&F Man increased by $538,000, or 3%, to $17.4 million in the three months ended June 30, 2009 from $16.9 million in the three months ended June 30, 2008 due to higher molasses prices. Despite the decrease for the three months ended June 30, 2009 in gross profit of $1.4 million, or 12%, compared to gross profit of $10.9 million for the three months ended June 30, 2008, gross profit per ton increased from $26.25 to $26.61 as selling prices were better relative to increased input costs.

Pro Forma Operating Expenses

Operating costs and expenses decreased by $598,000, or 10%, to $5.1 million in the three months ended June 30, 2009 from $5.7 million in the three months ended June 30, 2008, consistent with underlying cost control and reduced energy costs in the United States.

Pro Forma Depreciation

Depreciation costs of $984,000 in the three months ended June 30, 2009 were comparable to the three months ended June 30, 2008 of $977,000.

Pro Forma Selling, General, and Administrative Expenses

For the three months ended June 30, 2009, selling, general and administrative expenses for liquid feed supplements decreased by $583,000 to $2.7 million from $3.2 million in the three months ended June 30, 2008 reflecting modest cost reduction measures.

Pro Forma Operating Income

For the three months ended June 30, 2009, the net effect of business volume and pricing mix resulted in a decrease in operating income of $193,000, or 19%, to $838,000 from $1.0 million in the three months ended June 30, 2008 due to decreased volumes and poor economic conditions in the dairy and cattle industries. Operating margin remained consistent at 2% in the three months ended June 30, 2009 and 2008.

Corporate

Pro Forma Selling, General, and Administrative Expenses

For the three months ended June 30, 2009, corporate selling, general and administrative expenses increased by $297,000 to $1.8 million, or 20%, from $1.5 million in the three months ended June 30, 2008. Increased payroll and accommodation costs were the primary factors for this increase.

Pro Forma Interest Expense

Interest expense of $1.2 million for the three months ended June 30, 2009 increased by $370,000, or 47%, from $794,000 in the three months ended June 30, 2008, driven by higher interest rates, as well as higher borrowings to cover public company requirements in June 2009.

Pro Forma Income Tax Provision

Income tax provision of $825,000 for the three months ended June 30, 2009 decreased by $1.1 million from $1.9 million in the three months ended June 30, 2008. The change was primarily due to the impact of lower operating results from the bulk liquid storage segment in 2009 and increased corporate expenses.

Pro Forma Equity in Loss of Unconsolidated Subsidiaries

For the three months ended June 30, 2009, equity in loss of unconsolidated subsidiaries of $116,000 increased by $64,000, compared to a loss of $52,000 for the three months ended June 30, 2008, as a result of losses in our investment in Champion Liquid Feeds.

Pro Forma Income from San Pedro Discontinued Operations

For the three months ended June 30, 2008, $351,000 of income related to the operations of our San Pedro, CA facility that was discontinued in September 2008.

Pro Forma Net Income (Loss) Applicable to Common Stockholders

Overall, net income applicable to common stockholders decreased by $1.8 million to $867,000 in the three months ended June 30, 2009, compared to $2.6 million in the three months ended June 30, 2008, primarily resulting from lower ED&F Man throughput and exchange rates in our foreign bulk liquid storage operations, the discontinued operations of our San Pedro facility in the U.S., and increased corporate administrative expenses.

WESTWAY GROUP, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Bulk Liquid Storage		Liquid Feed Supplements		Corporate and Other		Total
	Six months ended		Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Net revenues	$	$—	$	$	$	$	$	$
Third parties	28,473	28,299	131,570	135,579	—	—	160,043	163,878
Related parties - ED&F Man	6,369	7,531	—	49	—	—	6,369	7,580

Total net revenues	34,842	35,830	131,570	135,628	—	—	166,412	171,458

Cost of sales
Third parties	—	—	70,201	78,316	—	—	70,201	78,316
Related parties - purchases from ED&F Man	—	—	37,357	33,316	—	—	37,357	33,316

Total cost of sales	—	—	107,558	111,632	—	—	107,558	111,632

Gross profit	34,842	35,830	24,012	23,996	—	—	58,854	59,826

Operating costs and expenses	14,952	14,514	12,114	11,839	—	—	27,066	26,353
Depreciation	5,427	4,852	1,972	1,916	36	36	7,435	6,804
Selling, general and administrative expenses (1)	4,757	4,337	6,166	6,354	3,327	3,013	14,250	13,704

Total operating expenses	25,136	23,703	20,252	20,109	3,363	3,049	48,751	46,861

Operating income (loss)	9,706	12,127	3,760	3,887	(3,363)	(3,049)	10,103	12,965

Other income (expense)
Interest expense	—	—	—	—	(2,065)	(1,711)	(2,065)	(1,711)
Loss on disposal of property, plant and equipment	(19)	10	11	(20)	—	—	(8)	(10)

Total other income (expense)	(19)	10	11	(20)	(2,065)	(1,711)	(2,073)	(1,721)

Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiaries	9,687	12,137	3,771	3,867	(5,428)	(4,760)	8,030	11,244

Income tax benefit (provision)	—	—	—	—	(2,731)	(4,149)	(2,731)	(4,149)
Equity in loss of unconsolidated subsidiaries	—	—	—	—	(246)	(110)	(246)	(110)

Net income (loss)	9,687	12,137	3,771	3,867	(8,405)	(9,019)	5,053	6,985

Income (loss) attributable to non-controlling interest	—	—	—	—	26	19	26	19

Income (loss) from continuing operations	9,687	12,137	3,771	3,867	(8,379)	(9,000)	5,079	7,004

Net income from San Pedro Discontinued Operations net of tax	—	—	—	—	—	890	—	890
Net Income (loss) attributable to Westway Group, Inc.	9,687	12,137	3,771	3,867	(8,379)	(8,110)	5,079	7,894
Preferred dividends	—	—	—	—	(2,125)	(2,125)	(2,125)	(2,125)

Net Income (loss) applicable to common stockholders	$9,687	$12,137	$3,771	$3,867	$(10,504)	$(10,235)	$2,954	$5,769

(1)	Total selling expenses for bulk liquid storage and liquid feed supplements totaled $813,000 and $2.6 million respectively for the six months ending June 30, 2009. Total selling expenses for bulk liquid storage and liquid feed supplements totaled $429,000 and $2.6 million respectively for the six months ending June 30, 2008.

Pro Forma Results for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Bulk Liquid Storage

Pro Forma Net Revenue

Total net revenues, including transactions between us and the ED&F Man group, decreased $988,000, or 3%, to $34.8 million in the six months ended June 30, 2009 when compared to $35.8 million in the six months ended June 30, 2008. In the United States, an increase in net revenue of $1.5 million, or 7%, to $21.5 million in the six months ended June 30, 2009 from $20.0 million in the six months ended June 30, 2008 reflected the customer expansion in this business, specifically in our Houston facilities. Outside of the United States, revenues decreased 16% to $13.3 million in the six months ended June 30, 2009 from $15.8 million in the six months ended June 30, 2008. Reductions in revenue outside of the United States reflected lower ED&F Man molasses throughput and lower exchange rates for the Euro, Pound Sterling, and Canadian Dollar. Geographically, the reduction in net revenue for the period was reflected in Canada, UK, Denmark, Korea, Poland, and the Netherlands.

Pro Forma Operating Expenses

Operating costs and expenses of $15.0 million increased by $438,000, or 3%, in the six months ended June 30, 2009 from $14.5 million in the six months ended June 30, 2008, driven by increased facility security costs and the release of certain provisions relating to the Kansas City facility sale in April 2008.

Pro Forma Depreciation

Depreciation costs increased by $575,000, or 12%, to $5.4 million in the six months ended June 30, 2009 from $4.9 million in six months ended June 30, 2008. This was due to capital investments in the United States.

Pro Forma Selling, General, and Administrative Expenses

For the six months ended June 30, 2009, selling, general and administrative expenses for the bulk liquid storage business increased by $420,000, or 10%, to $4.8 million compared to $4.3 million in the six months ended June 30, 2008, mainly due to additional payroll and related personnel expenses.

Pro Forma Operating Income

Operating income decreased by $2.4 million to $9.7 million in the six months ended June 30, 2009 from $12.1 million in the six months ended June 30, 2008, reflecting the impact of lower ED&F Man molasses throughput and lower exchange rates in our European operations, as well as increased depreciation costs from our capital investments. Operating margins declined to 29% in the six months ended June 30, 2009, from 34% in the six months ended June 30, 2008.

Liquid Feed Supplements

Pro Forma Net Revenue

For the six months ended June 30, 2009, net revenue for liquid feed supplements was $131.6 million, which was a decrease of $4.1 million, or 3%, compared to net revenue of $135.6 million in the six months ended June 30, 2008. This decrease in net revenue was driven by a decrease in volume for the six months ended June 30, 2009 of 9% to 792,000 tons, compared to 892,000 tons for the six months ended June 30, 2008, reflective of lower demand due to customers shifting to alternatives from molasses-based feed blends and adverse weather effects on customer demand. Price per ton increased to $166.12 in the six months ended June 30, 2009 from $152.05 in the six months ended June 30, 2008. Poor economic conditions in the dairy and cattle industries also continued to have an impact on sales volumes in dairy producing states.

Pro Forma Cost of Sales

For the six months ended June 30, 2009, cost of sales for liquid feed supplements, including related party purchases from ED&F Man, was $107.6 million, which was a decrease of $4.1 million, or 4%, compared to cost of sales of $111.6 million in the six months ended June 30, 2008. The decrease was directly related to decreasing volumes, partially offset by higher molasses prices. Purchases of molasses from ED&F Man increased by $4.0 million, or 12%, to $37.4 million in the six months ended June 30, 2009 from $33.3 million in the six months ended June 30, 2008 due to higher molasses prices. Despite the consistent gross profit for the six months ended June 30, 2009 and 2008 of $24.0 million, gross profit per ton increased from $26.90 to $30.32 as selling prices were better relative to increased input costs.

Pro Forma Operating Expenses

Operating costs and expenses increased slightly by $275,000, or 2%, to $12.1 million in the six months ended June 30, 2009 from $11.8 million in the six months ended June 30, 2008, as a result of miscellaneous cost increases at several of our facilities.

Pro Forma Depreciation

Depreciation costs of $2.0 in the six months ended June 30, 2009 were comparable to the six months ended June 30, 2008 of $1.9 million.

Pro Forma Selling, General, and Administrative Expenses

For the six months ended June 30, 2009, selling, general and administrative expenses for liquid feed supplements decreased by $188,000, or 3%, to $6.2 million compared to $6.4 million in the six months ended June 30, 2008, reflecting modest cost reduction measures.

Pro Forma Operating Income

Operating income decreased by $127,000 to $3.8 million in the six months ended June 30, 2009 from $3.9 million in the six months ended June 30, 2008, as a result of decreased volumes and poor economic conditions in the dairy and cattle industries. Operating margin remained consistent at 3% in the six months ended June 30, 2009 and 2008.

Corporate

Pro Forma Selling, General, and Administrative Expenses

For the six months ended June 30, 2009, corporate selling, general and administrative expenses increased by $314,000 to $3.3 million, or 10%, from $3.0 million in the six months ended June 30, 2008. Increased payroll and accommodation costs were the primary factors for this increase.

Pro Forma Interest Expense

Interest expense of $2.1 million for the six months ended June 30, 2009 increased by $354,000, or 21%, from $1.7 million the six months ended June 30, 2008, driven by higher interest rates, as well as higher borrowings to cover public company requirements in June 2009.

Pro Forma Income Tax Provision

Income tax provision of $2.7 million for the six months ended June 30, 2009 decreased by $1.4 million from $4.1 million in the six months ended June 30, 2008. The change was primarily due to the impact of lower operating results from the bulk liquid storage segment and increased corporate expenses.

Pro Forma Equity in Loss of Unconsolidated Subsidiaries

For the six months ended June 30, 2009, equity in loss of unconsolidated subsidiaries of $246,000 increased by $136,000, compared to a loss of $110,000 for the six months ended June 30, 2008, as a result of losses in our investment in Champion Liquid Feeds.

Pro Forma Income from San Pedro Discontinued Operations

For the six months ended June 30, 2008, $890,000 of income related to the operations of our San Pedro, CA facility that was discontinued in September 2008.

Pro Forma Net Income (Loss) Applicable to Common Stockholders

Overall, net income applicable to common stockholders decreased by $2.8 million to $3.0 million in the six months ended June 30, 2009, compared to $5.8 million in the six months ended June 30, 2008, primarily resulting from lower ED&F Man throughput and exchange rates in our foreign bulk liquid storage operations, the discontinued operations of our San Pedro facility in the U.S., and increased corporate administrative expenses.

Key Performance Indicators

In evaluating our financial performance, management has identified for this discussion and analysis the following key performance indicators, measured on a pro forma basis consistent with the presentation in the section above entitled “Results of Operations – Pro Forma with Acquired Business”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008 (1)
	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Bulk liquid storage Operating Income Margin % (2)	29.5%	36.2%	27.9%	33.8%
Growth	(18.5)%	—	(17.5)%	—

Liquid feed supplements Gross Profit Margin % (3)	17.0%	17.3%	18.3%	17.7%
Growth	(2.0)%	—	3.4%	—

Liquid feed supplements volume (tons)	362,000	419,000	792,000	892,000
(Decrease)/increase (%)	(13.6)%	—	(11.2)%

Price achieved per ton ($ per ton)	156.19	151.99	166.12	152.05
Increase/(decrease) (%)	2.8%	—	9.3%	—

Bulk Liquid Storage Percentage Capacity Utilization	96%	95%	96%	95%
Increase/(decrease) (%)	1%	—	1%	—

(1)	Excludes income from San Pedro discontinued operations
(2)	Operating income margin % is derived from operating income divided by total net revenues
(3)	Gross profit margin % is derived from gross profit divided by total net revenues

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141(R)-1”). The FSP amends FASB statement No. 141 (revised 2007), Business Combinations (Statement 141(R)), to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (herein referred to as “pre-acquisition contingencies”) be recognized at fair value, in accordance with FASB Statement No. 157, Fair Value Measurements, if the fair value can be determined during the measurement period. The FASB believes that fair value can be determined for many warranty obligations. The Company does not expect the changes associated with the adoption of FSP FAS 141(R)-1 to have a material effect on the determination or reporting of our financial results.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, including interest rate, foreign currency, and commodity risks. The adverse effects of potential changes in these market risks are discussed below. The following discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes of such magnitude, we would likely take actions to mitigate our exposure to such changes. We neither hold nor issue financial instruments for trading purposes, nor have we not entered into any derivative financial instrument transactions to manage or reduce market risk.

Interest Rate Risk

The fair value of our cash and cash equivalents at June 30, 2009, approximated its carrying value due to the short-term duration. Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR. We currently do not manage our exposure to interest rates, but we may in the future. At June 30, 2009, we had outstanding borrowings of approximately $65.2 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2009, if market interest rates were to increase or decrease by 100 basis points, the potential annual increase or decrease in our interest expense would be approximately $0.7 million.

Foreign Currency Exchange Rate Risk

We have wholly owned subsidiaries throughout the world. We currently do not hedge our currency exposure, and fluctuations in exchange rates can materially affect our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. The Company is evaluating the possible future use of foreign currency hedging strategies where it deems appropriate.

The following table lists our international locations and the transactional currency of each:

Transactional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Korea	Korean Won
Denmark	Danish Krone
Poland	Polish Zloty
Netherlands	Euro
Ireland	Euro
Australia	Australian Dollar

We have identified the Canadian Dollar, British Pound, and Euro as the currencies with the most potential to impact our net earnings. A hypothetical 10% increase or decrease in these three foreign currency exchange rates would have an annual total impact of approximately $1.0 million on our net earnings.

Commodity Price Risk

In the normal course of operations, our business is exposed to market risks arising from adverse changes in the underlying price of the agricultural commodities stored and utilized in the business. In turn, the value attributable to the storage of agricultural commodities is linked to the market price of other liquid products that compete for storage space in the United States and international markets, both agricultural and non-agricultural (e.g., petroleum) in nature. Similarly, the market prices of non-liquid feed stocks that compete directly with the liquid feed supplements business are dependent on conditions affecting their supply overall, such as climatic conditions that drive crop yield, quality and availability. Accordingly, conditions of good or poor supply affect the demand for liquid feed supplements and pricing in turn.

When a commodity price changes, the bulk liquid storage business is affected because the underlying cost of commodity storage changes and because the demand for storing the commodity or alternative liquid products or by-products also changes. The liquid feed supplements business is potentially more affected by changes in the availability and quality of agricultural commodities because of its higher proportion of agricultural commodity costs to its total costs. However, the liquid feed supplements business is not significantly dependent on fixed price or long term supply or purchase contracts and is not subject to potentially significant effects arising from movements in foreign exchange rates and does not utilize derivatives.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in

Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On May 28, 2009, we acquired the bulk liquid storage and liquid feed supplements business of ED&F Man Holdings Limited (“ED&F Man”) in exchange for shares of our common stock and preferred stock and cash (the “business combination”). Before the business combination, we were a non-operating special-purpose acquisition company. The internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that we maintained before the business combination is no longer appropriate for us now that we are an operating company. The operating business we acquired was not previously a part of a company required to file reports under Section 13(a) or 15(d) of the Exchange Act and was not subject to the requirements of the Sarbanes-Oxley Act of 2002 with respect to internal control over financial reporting. We have begun the process of establishing and revising our policies and procedures, including control functions, to enable management to maintain and assess internal control over financial reporting with respect to the acquired business consistent with the requirements of the Sarbanes-Oxley Act. The changes to our internal control over financial reporting commenced during the period covered by this report and after will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting by establishing new controls and procedures appropriate to the operating business we have become as a result of the business combination.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, disclosure controls and procedures provide only reasonable, and not absolute, assurance that their objectives are met.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings which are anticipated to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on its business, financial position, results of operations or liquidity. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business operations.

ITEM 1A.	RISK FACTORS.

You should carefully consider each of the following risks and all of the other information set forth elsewhere in this report. These risks and other factors may affect forward-looking statements, including those contained in this report or made by us elsewhere, such as in investor calls or conference presentations. Please also see the section entitled “Forward-Looking Statements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this current report on Form 10-Q.

If any of the following risks or uncertainties develops into actual events, this could significantly and adversely affect our business, prospects, financial condition, or operating results. In any such case, the trading price of our common stock could decline materially.

Any acquisition strategy and expansion programs require access to new capital. Tightened credit markets or more expensive capital could impair our ability to grow.

Our business strategies include acquiring additional terminal, transportation and storage facilities and the expansion of our existing liquid storage capacity. Additional funds are expected to be required to grow our business and implement these strategies. Any equity or debt financing used to raise such additional funds, if available at all, may not be on favorable terms. An inability to access the capital markets may result in a substantial increase in leverage and have a detrimental impact on our creditworthiness. If adequate financing cannot be obtained, our business strategies may not be able to be fully implemented, and our financial condition and results of operations could be adversely affected.

We may not be able to integrate effectively and efficiently with any future operations we may develop or acquire. Any future developments or acquisitions may substantially increase the levels of our indebtedness and contingent liabilities, may impose substantial costs and delays, and may cause other unanticipated adverse impacts.

Part of our business strategy includes developing or acquiring additional assets that complement our existing asset base, including developing or acquiring additional terminal, transportation, and storage facilities and the expansion of our existing liquid storage capacity. We may not be able to identify suitable development or acquisition opportunities, or we may not be able to purchase or finance any development or acquisition on terms that we find acceptable. Additionally, we compete against other companies for development locations and acquisitions. We can provide no assurance that we will be successful in the acquisition or development of any assets or businesses appropriate for our growth strategy. Our capitalization and results of operations may change significantly as a result of these activities, and you will not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in connection with any future acquisitions or development opportunities.

Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from a newly-developed site or the operation of an acquired business or asset prior to our acquisition for which we are not indemnified, or for which indemnity is inadequate, may adversely affect our ability to realize the anticipated benefit from the development or acquisition. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired locations or businesses. With acquisitions in particular, successful business combinations will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses or assets with our existing operations. These efforts may temporarily distract our attention from day-to-day business, the development or acquisition of new properties, and other business opportunities. If we do not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, our business and financial condition could be adversely affected.

Our business is highly dependent on the ED&F Man group.

Our liquid feed supplements business relies to a significant extent on the ED&F Man group as a supplier of the raw materials used as components of our products. We intend to continue sourcing a substantial portion of these raw materials from the ED&F Man group in the future. In the event that we are unable to purchase these raw materials on favorable terms from the ED&F Man group, we may be unable to find suitable alternatives to meet our raw material needs, which could adversely affect our financial condition and results of operations.

The ED&F Man group is also an important customer of our bulk liquid storage business. We expect to derive a substantial portion of our revenue from this relationship for the foreseeable future. Events that adversely affect the business operations of the ED&F Man group could adversely affect our financial condition or results of operations. Therefore, we will be indirectly subject to the business risks of the ED&F Man group, which are not always similar to the business risks we will face. For example, a material increase in the price of petroleum, a material decline in demand for molasses, or a significant decrease in the ED&F Man group’s ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our liquid storage capacity at our bulk liquid storage facilities, which could cause our revenue and results of operations to decline. In addition, if the ED&F Man group is unable to meet its contractual commitments to us for any reason, then our revenue and cash flow could decline.

We have entered into a final facility agreement with ED&F Man Treasury Management plc (“ED&F Man Treasury”), an affiliate of ED&F Man, as the lender. The indebtedness associated with this facility and any other indebtedness incurred to refinance this facility may restrict our operating flexibility, could adversely affect our financial health, and could prevent us from fulfilling certain financial obligations.

We entered into a final facility agreement on August 6, 2009 with ED&F Man Treasury, which we refer to as the “Final Facility Agreement.” For a discussion of the terms of the Final Facility Agreement, see Part II, Item 5(a) of this Form 10-Q. The borrowings under this facility and any other indebtedness incurred to refinance this facility are being used primarily for working capital and to assist us in funding capital expenditures. The indebtedness associated with this facility could significantly affect our financial health and our ability to fulfill certain financial obligations. For example, a high level of indebtedness could:

•	make it more difficult to satisfy current and future debt obligations;

•	make it more difficult to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;

•

require us to dedicate a substantial portion of cash flows from operating activities to the payment of principal and interest on the indebtedness, thereby reducing the funds available for operations and other purposes, including investments in research and development, capital spending, and acquisitions;

•	require us to obtain the consent of ED&F Man Treasury prior to making capital expenditures, disposing of assets, guaranteeing indebtedness, incurring indebtedness, or redeeming our securities;

•	place us at a competitive disadvantage to competitors who are not as leveraged; and

•	make us vulnerable to interest rate fluctuations, if any indebtedness that bears interest at variable rates is incurred.

We will be reliant upon the Final Facility Agreement, which requires a $1.5 million fee if not refinanced or otherwise repaid by November 28, 2009 and which matures on May 27, 2011.

We entered into the Final Facility Agreement with ED&F Man Treasury on August 6, 2009. We anticipate that we will continue to borrow under the credit facility to fund our capital expenditures and working capital until we are able to refinance the credit facility. If ED&F Man Treasury becomes limited in its ability to fund borrowings under the credit facility, we may not be able to obtain replacement financing on terms that are acceptable to us or at all. Our inability to borrow funds for working capital and capital expenditures would adversely affect our financial condition and results of operations.

Under the terms of the Final Facility Agreement, we agreed to work in good faith to obtain appropriate alternative financing to repay and replace the credit facility. If we fail to refinance or repay the entire credit facility prior to November 28, 2009, we will be required to pay to ED&F Man Treasury a closing fee of up to $1.5 million. We may not be able to refinance the credit facility on terms that are acceptable to us or at all by such date or prior to the maturity date of the credit facility on May 27, 2011. If we are unable to refinance the credit facility prior to its maturity, we will probably be unable to continue to finance our working capital and capital expenditures.

Our business involves many hazards and operational risks, including adverse weather conditions, which could result in substantial liabilities and increased operating costs.

Our operations are subject to the many hazards inherent in the storage of liquid products, including, but not limited to:

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

If any of these events were to occur, substantial losses could be incurred as a result of personal injury or loss of life, severe damage to or destruction of storage tanks, processing facilities, or related property and equipment, or pollution or other environmental damage. These events could result in curtailment or suspension of related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, if there are accidental releases or spills of products at the liquid storage facilities, we could be faced with material third-party costs and liabilities, including those relating to claims for damages to property and persons. Furthermore, events like hurricanes can affect large geographical areas, which could cause us to suffer additional costs and delays in connection with subsequent repairs and operations, because contractors and other resources are not available or are only available at substantially increased costs following widespread catastrophes.

The obligations of several of our key customers under their liquid storage services agreements with us may be reduced or suspended in some circumstances, which could adversely affect our financial condition and results of operations.

Our agreements with several of our significant customers provide that, if any of a number of events, referred to as events of force majeure, occur and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, customer obligations would be temporarily suspended with respect to that facility. In that case, a significant customer’s minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, our revenue and results of operations could be adversely affected. By significant customers, we mean our third-party customers that account for 3% or more of the gross revenues of either the bulk liquid storage business or the liquid feed supplements business, of which there are approximately six and two, respectively.

If one or more of our significant customers do not continue to engage us to provide services after the expiration of those customers’ current liquid storage services agreements with us and we are unable to secure comparable alternative arrangements, our financial condition and results of operations could be adversely affected.

Our liquid storage services agreements with our customers ordinarily provide for terms of between 12 and 36 months. After the expiration of each of these liquid storage services agreements, the customers may elect not to continue to engage us to provide services. In addition, even if a significant customer does engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, substantial costs may be incurred if modifications to liquid storage facilities are required in order to attract substitute customers or provide alternative services. To the extent a significant customer does not extend or renew its liquid storage services agreement, if we extend or renew the liquid storage services agreement on less favorable terms or if substantial costs are incurred to attract substitute customers, our financial condition and results of operations could be adversely affected.

Competition from other businesses providing liquid storage that are able to supply our significant customers with liquid storage capacity at a lower price could adversely affect our financial condition and results of operations.

We face competition from other liquid storage facilities that may be able to supply significant customers with integrated liquid storage services on a more competitive basis. We compete with multi-national, national and regional liquid storage companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors beyond our control, including, but not limited to:

•

price competition from liquid storage and transportation companies, some of which are substantially larger than we are and have greater financial resources and control substantially greater product storage capacity;

•	the perception that another company may provide better service; and

•	the availability of alternative supply points or supply points located closer to customers’ operations.

If we are unable to compete with services offered by other enterprises, our financial condition and results of operations could be adversely affected.

Some of our liquid storage facilities have been in service for many years, potentially resulting in increased maintenance or remediation expenditures, which could adversely affect our results of operations.

Our liquid storage assets are generally long-lived assets. As a result, some of these assets have been in service for many years. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect our financial condition, results of operations and cash flows.

The impact of environmental regulation on our liquid storage facilities could adversely affect our level of cash flow.

Environmental regulation could result in increased operating and capital costs. Our business operations are subject to federal, state and local, and some foreign laws and regulations relating to environmental protection. For example, if an accidental leak, release or spill of chemicals or other products occurs at one of our liquid storage facilities, we could experience significant operational disruptions and may have to pay a significant amount to clean up the leak, release or spill or pay for government penalties, address natural resource damage, compensate for human exposure or property damage, or a combination of these measures. The resulting costs and liabilities could negatively affect our level of cash flow. The impact of U.S. Environmental Protection Agency standards or future environmental measures could increase costs significantly if environmental laws and regulations become stricter.

The availability, demand for and price of agricultural commodities and agricultural commodity products can be affected by weather, disease and other factors beyond our control.

Weather conditions have historically caused volatility in the agricultural commodity industry and consequently in that segment of our operating results related to liquid feed supplements. Weather conditions have at times caused crop failures or significantly reduced harvests, which can adversely affect the supply and pricing of the agricultural commodities that we sell and use in our business, such as molasses, and negatively affect the creditworthiness of our customers and suppliers. The availability and price of agricultural commodities are also subject to other unpredictable factors, such as plantings, government farm programs and policies, demand from the biofuels industry, price volatility as a result of increased participation by non-commercial market participants in commodity markets, and changes in global demand resulting from population growth and changes in standards of living. In addition, the supply and price of agricultural commodities can be affected by factors such as plant disease. Demand for liquid feed supplements can also be adversely affected by the outbreak of disease in livestock and poultry, as further described below under “We are subject to animal feed industry risks.” These factors could cause volatility in the agricultural commodity industry and, consequently, in our financial condition and results of operations.

We are subject to animal feed industry risks.

We are subject to animal feed industry risks. These risks include, but are not limited to, product spoilage or contamination, government regulation of the animal feed industry, including processing and labeling regulations, shifting customer preferences and concerns, including concerns regarding genetically modified organisms as well as other environmental concerns, and potential product liability claims. These matters could adversely affect our financial condition and results of operations.

Our liquid feed supplements are used as ingredients in livestock and poultry feed. As such, we will be subject to demand risks associated with the outbreak of disease in livestock and poultry, including, but not limited to, mad-cow disease and avian influenza. The outbreak of disease could adversely affect demand for liquid feed supplements used in livestock and poultry feed. A decrease in demand for these liquid feed supplements could adversely affect our revenues and results of operation.

Our liquid feed supplements business is vulnerable to cyclicality in the agricultural commodities industry, highly dependent on agricultural commodity prices, and susceptible to changes in raw material prices, which are subject to significant volatility and uncertainty.

Our liquid feed supplements business is affected by variations in supply and processing capacity for the liquid feed supplements that we sell and the raw materials that we use. These variations have resulted in cyclical fluctuations in the liquid feed supplements business’ profitability. The price of liquid feed supplements is influenced by market demand, factors affecting crop yields, farmer planting and husbandry decisions, and general economic, market and regulatory factors. The significance and relative effect of these factors on the price of liquid feed supplements is difficult to predict. Any factor that tends to negatively affect the demand for livestock and poultry, such as increased supply and cost, could decrease the price for liquid feed supplements and potentially harm our business. In addition, we could also have difficulty, from time to time, in physically sourcing the raw materials for liquid feed supplements on economical terms due to supply shortages. Such a shortage could require us to suspend operations until such raw materials are available at favorable economical terms, which could have an adverse effect on our business, financial condition, and results of operations.

Government policies and regulations affecting the agricultural sector and related industries could adversely affect our financial condition and results of operations.

Agricultural production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence industry profitability, the planting of certain crops, or grazing of certain types of livestock, versus other uses of agricultural resources, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies could adversely affect the supply of, demand for, and prices of our products, could restrict our ability to do business in existing and target markets, and could cause a deterioration in our financial condition and results of operations.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a relatively short time frame.

Although we believe that we have maintained disclosure controls and procedures and internal controls over our financial reporting as required under the federal securities laws with respect to our activities, we were not required to establish and maintain such disclosure controls and procedures and internal controls over our financial reporting before the business combination as are required following the business combination as a result of our having substantial operations.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting with respect to the acquired business beginning with the fiscal year ending December 31, 2010. We also must have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our share price. We could incur significant costs to comply with these requirements.

We could in the future discover areas of internal control over financial reporting that need improvement. Further, we and our auditors may experience greater difficulty in establishing a system of internal control over financial reporting now that we are an operating company. There can be no assurance that remedial measures will result in adequate internal control over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet its reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our share price. In addition, failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

Our business depends, in part, upon certain individuals who may not necessarily continue to be affiliated with us.

We are dependent, in part, on the efforts of key members of our management team, including Messrs. Peter Harding and Wayne Driggers. The loss of services of one or more of these individuals, each of whom has substantial experience in the bulk liquid storage and liquid feed supplements businesses, as applicable, could have an adverse effect on our business strategies and the growth and development of our business. If one or more of these individuals were no longer affiliated with us, or if we ceased to receive advisory services from them, our inability to recruit other employees of equivalent talent could have an adverse effect on our financial condition and results of operations. We do not have employment contracts with any members of our management team.

The unaudited pro forma condensed combined financial information is not necessarily an indication of our financial condition or results of operations.

The unaudited pro forma condensed combined financial statements contained in this Form 10-Q are not an indication of our financial condition or results of operations. The unaudited pro forma condensed combined financial statements have been derived from our historical financial statements and many adjustments and assumptions have been made after giving effect to the business combination. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy. As a result, our actual financial condition and results of operations may not be consistent with, or evident from, these pro forma financial statements.

Our issuance of preferred stock could adversely affect our common stockholders.

Our certificate of incorporation was amended and restated to authorize the issuance of additional shares of preferred stock with such designations, preferences and relative, participating, optional or special rights and such qualifications, limitations or restrictions as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue greater amounts of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for us and thereby potentially prevent stockholders from receiving the maximum value for their shares. Pursuant to our amended and restate certificate of incorporation, our board of directors is authorized to issue 40,000,000 shares of preferred stock. Currently, 33,000,000 shares of preferred stock are designated as Series A Preferred Stock, which we refer to as the “Series A Preferred Stock,” and there are an additional 7,000,000 shares of preferred stock available for designation.

Our outstanding warrants may be exercised in the future, which would result in dilution to our stockholders and increase the number of shares of our common stock eligible for future resale in the public market.

In connection with our initial public offering, we issued approximately 46.0 million warrants as components of the units. We also sold a total of approximately 5.2 million founder warrants to a number of our current and former directors and officers through our sponsor in a private placement concurrently with the initial public offering. These warrants likely will be exercised only if the exercise price is below the market price of our common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and will increase the number of shares of common stock eligible for resale in the public market. Sales of such shares of common stock in the public market could adversely affect the market price of our common stock.

A substantial number of shares of our common stock and preferred stock, which are convertible into shares of our common stock, were issued in connection with the business combination. Upon registration, these shares will become eligible for future resale in the public market, which may result in substantial dilution and could have an adverse effect on the market price of our Class A common stock.

At the closing of the business combination, we issued 12,624,003 shares of our Class B common stock and 18,705,012 shares of our Series A Preferred Stock (which are convertible into shares of our common stock), excluding those shares deposited into escrow, and excluding those shares of our sponsor to be held in escrow, in each case pending our achievement of the earnings or share price targets described under the heading “Certain Relationships and Related Transactions—Related Transactions—Stock Escrow Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009. At June 1, 2009, there were 12,879,033 shares of our Class A common stock and 12,624,003 shares of our Class B common stock outstanding, excluding those shares of our sponsor held in escrow and subject to performance targets and those shares of our sponsor that were exchanged for warrants and shares of the Series A Preferred Stock, and warrants outstanding to purchase an additional 52,614,286 shares of our Class A common stock. Excluding shares issuable upon the exercise of outstanding warrants, ED&F Man and its affiliates, collectively, own 49.5% of our outstanding common stock and our existing stockholders own 50.5% of our outstanding common stock.

In addition, upon consummation of the business combination, we delivered to an escrow agent for deposit into an escrow account approximately 12.2 million shares of the Series A Preferred Stock, issued to ED&F Man, as part of the consideration for the business combination. These escrowed shares will be released to ED&F Man only upon our achievement of the earnings or share price targets referred to above. Subject to conditions set forth in our amended and restated certificate of incorporation, these shares of Series A Preferred Stock will be convertible into shares of our common stock.

Six months after the closing of the business combination, 1,000,000 shares of Class A common stock purchased by our sponsor prior to our initial public offering, but held in escrow, will be released to our sponsor from escrow if we achieve the earnings or share price performance targets referred to above.

The shares issued to ED&F Man are restricted and ED&F Man will not be able to transfer any of its shares of Series A Preferred Stock until 18 months after the closing of the business combination and, in the case of the shares of Series A Preferred Stock held in escrow, until such shares are released to ED&F Man upon the achievement by us of the earnings or share price targets referred to above. In addition, because ED&F Man’s shares of Class B common stock and Series A Preferred Stock will constitute “restricted stock,” they will be unable to be resold in the public market unless they are registered with the SEC, or are sold under an exemption from the SEC’s registration requirements.

However, the registration rights agreement entered into as a condition to the consummation of the business combination provides for registration rights with respect to those of our equity securities held by ED&F Man and the employees who participated in the ED&F Man 2009 Employee Trust, which is described under the heading “Certain Relationships and Related Transactions—Employee Trust Transactions” in the Prospectus filed by the Company with the SEC on August 7, 2009. From and after November 28, 2010 (18 months after the closing date of the business combination), ED&F Man will have the right to demand in writing that we register the public sale by ED&F Man of all or a portion of the shares of our common stock owned by ED&F Man and shares of our common stock into which shares of Series A Preferred Stock owned by ED&F Man are convertible, subject to customary limitations. ED&F Man may demand up to four long-form registrations and an unlimited number of short-form registrations. The minimum amount of the securities required to be registered must equal at least 10% of our issued and outstanding common stock (calculated on an as-converted basis) for both long- and short-form registrations, subject to customary limitations.

Promptly after receiving a request for short-form registration from ED&F Man, we will notify employees participating in the trust transaction of such request and, if so requested, also use best efforts to register any common stock owned by any participating employees. The 18-month period that must elapse before ED&F Man may make a written demand for registration, as described above, does not apply to this registration request from the participating employees. See “Certain Relationships and Related Transactions—Related Transactions—Registration Rights Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009.

Additionally, whenever we propose to register any of our securities under the Securities Act and the method we select would permit the registration of registrable securities, ED&F Man and the participating employees have the right to request the inclusion of their registrable securities in that registration. The sale of these shares of common stock in the public market upon exercise of the registration rights described above could adversely affect the market price of our common stock or impact our ability to raise additional equity capital.

In addition, while ED&F Man is prohibited from converting shares of Series A Preferred Stock into shares of our common stock if and to the extent that such conversion would result in ED&F Man and its affiliates collectively owning more than 49.5% of our outstanding common stock, this prohibition will not apply to any unaffiliated entity that purchases shares of Series A Preferred Stock from ED&F Man or its affiliates.

We may issue additional equity securities which may dilute your interest.

To expand our business, we may consider offering and issuing additional equity or equity-linked securities. Holders of our securities may experience a dilution in their ownership percentage or in the net tangible book value per share held by them if this occurs. If in the future our shares are listed on an exchange, the number of shares that we may issue for cash without stockholder approval will be limited by the rules of the exchange; however, there are generally exceptions which allow companies to issue a limited number of equity securities which could result in dilution.

An active market for our Class A common stock may not develop.

Our Class A common stock is currently quoted on the Over-the-Counter Bulletin Board and trades under the symbol “WTWG.” We have applied for listing of our shares of Class A common stock on Nasdaq. However, we cannot assure you that our application will be approved or, if approved, that a regular trading market of our shares of Class A common stock will develop on Nasdaq or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our shares will develop or be maintained, the liquidity of any trading market, your ability to sell your shares when desired, or at all, or the prices that you may obtain for your shares.

The value of our Class A common stock and, in turn, our warrants may be adversely affected by market volatility.

Even if an active trading market develops, the market price of shares of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in shares of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of shares of our Class A common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. We cannot assure you that the market price of our shares will not fluctuate or decline significantly in the future. Some of the factors that could adversely affect the market price of shares of our Class A common stock or result in fluctuations in the price or trading volume of our shares include:

•	variations in our quarterly operating results or dividends;

•	failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•	publication of research reports about us or the agriculture industry or the failure of securities analysts to cover our shares;

•	departures of key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	adverse publicity about the agriculture industry generally or individual scandals, specifically;

•

fluctuations for reasons unrelated to the agriculture business or our results of operations (for example, we believe some investors closely link the performance of commodity-related stocks with the stocks of agriculture-related companies); and

•	general market and economic conditions.

If our application for the listing of our Class A common stock on Nasdaq is not approved, or if we subsequently list our shares on Nasdaq and Nasdaq delists our securities from quotation on its exchange, our investors’ ability to make transactions in our securities could be limited and we may be subject to additional trading restrictions.

We may not be able to meet Nasdaq’s initial listing requirements. Even if our application is accepted and our common stock is so listed, we may be unable to maintain the listing of our shares in the future.

Nasdaq’s listing standards would require us to have, at a minimum:

•	stockholders’ equity of at least $4.0 million;

•	a market value of publicly held shares of at least $5.0 million;

•	net income from continuing operations of at least $750,000 in our most recently completed fiscal year or in two of the last three most recently completed fiscal years;

•	at least 1.0 million publicly held shares;

•	a minimum bid price of $4 per share;

•	at least 300 round lot stockholders;

•	at least three market makers; and

•	sufficient corporate governance functions.

We have not yet qualified to be listed on Nasdaq, but we believe that we have met most of the listing standards and we are working to meet the rest.

If our application for the listing of our Class A common stock is not approved for any reason, or if Nasdaq were to delist our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability for us to issue additional securities or obtain additional financing in the future.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding that investor from being able to exercise his, her or its warrants and causing those warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, we have filed a registration statement under the Securities Act of 1933, as amended, relating to the common stock issuable upon exercise of the warrant and maintain a current prospectus relating to that common stock, and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement governing the terms of our warrants, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited, and the warrants may expire worthless. Notwithstanding the foregoing, the insider warrants purchased by our initial stockholders simultaneously with the consummation of our initial public offering may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current.

Our stock ownership is highly concentrated, with ED&F Man and its affiliates owning 49.5% of our outstanding common stock. This level of ownership, combined with other rights that were granted to ED&F Man at the closing of the business combination, allow it to significantly influence our affairs going forward. ED&F Man Treasury, an affiliate of Man, is also the lender under our credit facility.

ED&F Man and its affiliates own 49.5% of our common stock. In addition, ED&F Man is entitled to elect three of the seven members of our board of directors, allowing it to have a significant impact on the determination of our corporate and management policies, including any potential acquisitions, asset sales, and other significant corporate transactions. We have entered into a Stockholder’s Agreement, dated May 28, 2009, with ED&F Man, which provides that ED&F Man, so long as it and its affiliated entities collectively own more than a specified percentage of our outstanding common stock (assuming conversion of the Series A Preferred Stock held by ED&F Man and its affiliates into shares of our common stock), has certain informational and veto rights regarding our operations and activities. See “Certain Relationships and Related Transactions — Related Transactions — Stockholder’s Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009.

ED&F Man has the voting power to significantly influence our policies, business, and affairs and has the ability to influence the outcome of any corporate transaction or other matter, including mergers, consolidations, and the sale of all or substantially all of our assets. This concentration in control may decrease the ability of our other stockholders to influence our affairs, and may have the effect of delaying, deterring, or preventing a change of control that otherwise could result in a premium in the price of our common stock.

ED&F Man Treasury has provided us the credit facility in the aggregate principal amount of $100 million. The credit facility matures on May 27, 2011. The agreement governing the credit facility includes affirmative and negative covenants customary for credit agreements of this type, some of which may significantly restrict the operation of our business unless we are able to obtain the consent of ED&F Man Treasury for the waiver of one or more of such covenants. For a description of the terms of the credit facility under the Final Facility Agreement, see Part II, Item 5 of this Form 10-Q.

The interests of ED&F Man may not coincide with the interests of other holders of our common stock. The ED&F Man group is the largest supplier to our liquid feed supplements business and the largest customer of our bulk liquid storage business. While the amended and restated certificate of incorporation contains provisions on interested transactions designed to minimize conflicts, ED&F Man may have a view on our strategies and policies that is different from that of our other stockholders.

Our amended and restated certificate of incorporation grants the holders of our Series A Preferred Stock certain rights that could limit our ability to take specified actions, including the payment of dividends to holders of our common stock.

The respective rights, preferences, and limitations of the different classes of our common and preferred stock are governed by our amended and restated certificate of incorporation. Certain of the rights granted to the holders of our Series A Preferred Stock could limit our ability to take specified corporate actions. For instance, in the event that holders of shares of Series A Preferred Stock have not received a quarterly dividend owed on these shares, we would be prohibited from declaring or paying dividends to the holders of our common stock, until such quarterly dividend is paid.

In addition, while the holders of Series A Preferred Stock are not generally entitled to vote on matters submitted to a vote of holders of shares of our common stock, such holders, voting as a single and separate class, have the right to approve, among other things, our ability to:

•

amend, alter, or repeal any provision of our certificate of incorporation or by-laws (by any means, including by merger, consolidation, reclassification or otherwise) so as to, or in a manner that would, adversely affect the preferences, rights, privileges, or powers of the holders of our Series A Preferred Stock or in a manner inconsistent with the stockholder’s agreement between us and ED&F Man;

•

reclassify any common stock or any other security junior to our Series A Preferred Stock into shares or other securities having any preference or priority as to payment of dividends, or the distribution of assets or profits superior to, or on parity with, any such preference or priority of the shares of our Series A Preferred Stock;

•

create, increase the number of authorized shares of or issue, or obligate ourselves to issue, any class of equity securities or series of preferred stock, including any security convertible into or exchangeable or exercisable for any equity security, having any preference or priority superior to or on parity with our Series A Preferred Stock;

•	increase the number of authorized shares of preferred stock or Series A Preferred Stock;

•

conduct an offer to repurchase shares of our common stock, other than the repurchase or redemption of warrants to purchase shares of Class A common stock (other than from our sponsor or any of our officers or directors) for an aggregate purchase price not greater than $15.0 million; or

•

sell, convey, or otherwise dispose of or encumber all, or substantially all, of our assets, or enter into a transaction resulting in our acquisition by another person (except for any such transaction after which our stockholders would own more than half of the voting securities of the surviving entity or its parent and that would not entail a change in our certificate of incorporation or bylaws that would require the consent of the holders of our Series A Preferred Stock).

Our amended and restated certificate of incorporation provides that the holders of our Class A common stock will be entitled to elect four members of our board of directors in three classes. This partial classification of our board of directors may make it more difficult to change our management or effect a change in control.

Pursuant to our amended and restated certificate of incorporation, the holders of our Class A common stock are entitled to elect four of the seven members of our board of directors in three classes. Messrs. Francis Jenkins, Jr., Moshenek, Harding and Toffolon are designated as the four directors elected by the holders of our Class A common stock. Mr. Toffolon is a Class I Director and is to serve until our 2010 annual meeting of stockholders. Mr. Moshenek is a Class II Director and is to serve until our 2011 annual meeting of stockholders. Messrs. Francis Jenkins, Jr. and Harding are Class III Directors and are to serve until our 2012 annual meeting of stockholders. In addition, if any person or group other than ED&F Man and its subsidiaries at any time acquires or proposes to acquire or publicly announces its intention to acquire 20% or more of our voting power, the holders of our Class B common stock may by notice to us elect to effect a change in the way our directors are classified and elected, so that, among other things:

•

the term of office of each ED&F Man director would upon delivery of that notice become classified along with that of our other directors, with each ED&F Man director becoming a member of the class of directors which was elected at the last annual meeting of our stockholders prior to the notice; and

•

the holders of our Class B common stock and the holders of our Series A Preferred Stock (voting on an as-converted basis) would, subject to the limits on their combined voting power, vote together with the holders of our Class A common stock and not separately by class or series, in any election of our directors held at any meeting of our stockholders following that notice.

Our classified board structure and the rights of the holders of our Class B common stock and our Series A Preferred Stock to change the classification of directors are intended to provide us with a greater likelihood of continuity of management. A classified board of directors may also serve to deter hostile takeovers or proxy contests because a person could only seek to change, in any given year, no more than one-third of the members of the board of directors entitled to be elected by the holders of our Class A common stock. However, these provisions or measures may limit the ability of our stockholders to sell their shares at a premium over the then current market price by discouraging a third party from seeking to obtain control of us.

Certain of our directors and executive officers own securities of ED&F Man or one or more of ED&F Man’s affiliates and, thus, may have interests that are different from, or in addition to, the interests of our other stockholders.

Certain of our directors and executive officers own securities of ED&F Man or one or more of ED&F Man’s affiliates. Messrs. Harding and Driggers acquired shares in ED&F Man through ED&F Man’s employee equity incentive plans. Messrs. Howell and James Jenkins hold securities of ED&F Man as well. The ownership of such securities, in connection with the possibility that the interests of ED&F Man may not coincide with the interests of our other stockholders, may provide these directors and executive officers with interests that are different from our non-ED&F Man associated stockholders.

Shares of our common stock issued to our sponsor and shares of our Series A Preferred Stock deposited on behalf of ED&F Man are being held in escrow. Because the release of these shares is to be conditioned upon our achievement of certain earnings or share price targets, officers and directors associated with ED&F Man or our sponsor may have the incentive to take actions intended to cause the achievement of these targets, even if such actions would not be in our best interests.

At the closing, we delivered to an escrow agent for deposit into an escrow account approximately 12.2 million shares of our Series A Preferred Stock, issued to ED&F Man, as part of the consideration for the business combination. These shares are to be released to ED&F Man only upon our achievement of the earnings or share price targets described in described under the heading “Certain Relationships and Related Transactions—Related Transactions—Stock Escrow Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009. Our sponsor has also agreed that 1,000,000 shares of our common stock, which would otherwise be released to our sponsor on November 18, 2009, will remain in escrow subject to the satisfaction of the same earnings or share price targets.

Because a number of our directors and officers have interests in, or are affiliated with, either ED&F Man or our sponsor, such directors and officers may have the incentive to direct us to take actions intended to cause us to achieve such targets, even if such actions are not in our long-term interest. For instance, such officers and directors may have an additional incentive to have us acquire additional lines of business, which could increase the likelihood that we would satisfy the applicable earnings targets.

Our stockholders may not receive dividends because of restrictions contained in any new credit facilities, or our amended and restated certificate of incorporation, or pursuant to Delaware law or state regulatory requirements.

Our ability to pay dividends may be restricted by any new credit facilities we become party to, as well as Delaware law and state regulatory requirements. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the DGCL, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends. In addition, our amended and restated certificate of incorporation prohibits distributions to holders of our common stock in the event we have not complied with our obligation to pay quarterly dividends on the outstanding shares of our Series A Preferred Stock.

We are a holding company with no business operations of our own and depend on our subsidiaries for cash.

We are a holding company with no material assets other than equity in our wholly-owned subsidiaries. Accordingly, all of our operations are conducted by our wholly-owned subsidiaries and their subsidiaries. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations they may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiaries may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to, our common stock.

Certain U.S. federal income tax deductions currently available may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives, including the discontinuance of foreign tax credits. It is unclear whether any change will be enacted or how soon any such change could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to the Company and any such change could negatively affect our financial condition and results of operations.

If our Class A common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our Class A common stock could be adversely affected.

If at any time we have net tangible assets of $5.0 million or less and our Class A common stock has a market price per share of less than $5.00, transactions in our Class A common stock could be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

If our common stock becomes subject to these rules, broker-dealers could find it difficult to effect customer transactions and trading activity in our securities could be adversely affected. As a result, the market price of our Class A common stock may be depressed, and you could find it more difficult to sell our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Information regarding the issuance of unregistered securities is set forth in “Item 3.02, Unregistered Sales of Equity Securities” in our Form 8-K filed with the SEC on June 2, 2009. However, one disclosure under Item 3.02 in the Form 8-K filed on June 2, 2009 has changed since the filing date of that Form 8-K. On August 4, 2009, the board of directors of the Company approved the issuance to Lazard Capital Markets LLC (“Lazard”) of 120,000 shares of the Company’s Class A common stock held in treasury, in lieu of the proposed issuance to Lazard of 100,000 newly issued shares of the Company’s Class A common stock which the board of directors of the Company previously approved on May 29, 2009. Effective August 5, 2009, these shares were issued in a private placement, not involving a public offering under the Securities Act, in exchange for an aggregate purchase price of $600,000, which was paid through the offsetting of fees owed to Lazard by two of the Company’s wholly-owned subsidiaries. The Company has not engaged in general solicitation or advertising with regard to the issuance and has not offered securities to the public in connection with the issuance.

Use of Proceeds

On May 30, 2007, we completed the issuance and sale of 23.0 million units in our initial public offering, raising gross proceeds of $138.0 million, including proceeds from the exercise of the underwriters’ over-allotment option. Each unit consisted of one share of our common stock and two warrants, each exercisable for one share of our common stock. Of the gross proceeds: (a) approximately $133.2 million was deposited into the trust account, which amount included approximately $5.5 million of deferred underwriting fees; (b) the underwriters received approximately $4.1 million as underwriting fees, excluding the deferred underwriting fees; and (c) we retained $607,900 for offering expenses.

Concurrently with the consummation of our initial public offering, we consummated a private placement of approximately 5.2 million founder warrants at a purchase price of $0.70 per warrant, to our sponsor. We also deposited the total proceeds from this private placement, approximately $3.7 million, into the trust account.

On May 28, 2009, concurrently with the consummation of the business combination, the holders of 9,189,990 shares of our common stock who had elected to convert their shares into cash received an aggregate of $55,084,091 from the trust account in exchange for their shares. The remaining balance of the trust account, $82,776,134, was used to pay a portion of the $103 million of cash consideration due under the Transaction Agreement at the closing. The $103 million cash consideration is subject to a post-closing adjustment based on changes in net working capital, as more fully described in the Transaction Agreement. The amount of the post-closing adjustment has not yet been determined.

Repurchases of Equity Securities

The table below provides information on purchases made by the Company or any affiliated purchaser thereof of shares of the Company’s equity securities that were registered pursuant to section 12 of the Exchange Act.

Period	(a) Total number of shares purchased		(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
04/01/09-04/30/09	0			n/a	0	0
05/01/09-05/31/09	2,514,369 9,189,990	(a) (b)	$ $	6.00 5.99	0	0
06/01/09-06/30/09	0			n/a	0	0
Total	11,704,359			$5.99	0	0

(a)	This repurchase of shares was made pursuant to two stock purchase agreements, pursuant to which the Company agreed to purchase shares of its common stock from existing stockholders. Copies are attached as Exhibits 10.10 and 10.11 to this Form 10-Q.
(b)	These shares were reacquired by the Company as a result of the exercise of conversion rights by holders of our common stock, which conversion rights are more particularly described in our proxy statement filed with the SEC on May 14, 2009.

Concurrently with the business combination, on May 28, 2009, 3,266,608 shares of our common stock originally issued to our sponsor and held in escrow were cancelled, pursuant to a Letter Agreement, dated May 26, 2009, between the Company, our sponsor, and others, a copy of which is attached as Exhibit 10.7 to our Form 8-K filed with the SEC on June 2, 2009.

Also in connection with the business combination, ED&F Man or one of its affiliates sponsored a trust, organized under the laws of Jersey, to provide employees of ED&F Man or its affiliates who own ordinary shares of ED&F Man with an opportunity to acquire shares of common stock of the Company in exchange for some or all of their ED&F Man shares. Based on employees’ elections to participate, ED&F Man or its affiliates provided cash to the trust. According to the Schedule 13-D filed with the SEC by the trustees of the trust on May 11, 2009, the trust used that cash to acquire 5,016,300 shares of the Company’s common stock at a price of $5.9804 per share, for a total aggregate purchase price of $29,999,915.29, through transactions in the open market. The trust voted the acquired Company shares in favor of the business combination. At the closing of the business combination, the trust exchanged the acquired Company shares for ED&F Man shares held by employees who elected to participate in this exchange.

According to Amendment No. 1 to Schedule 13D, filed by our sponsor with the SEC on June 4, 2009 to amend the Schedule 13D filed by our sponsor with the SEC on June 14, 2007, pursuant to an agreement dated May 22, 2009 between our sponsor and Dorset Management Corporation, our sponsor agreed to transfer 857,142 shares of our Class A common stock held by it to certain funds managed by Dorset Management Corporation upon the release of those shares from escrow under a stock escrow agreement entered into by our sponsor in connection with our public offering, in exchange for Dorset Management Corporation’s agreement to purchase shares of our common stock and vote such shares in favor of the matters voted on at our annual meeting held on May 26, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 26, 2009, we held our annual meeting of stockholders. The following is a tabulation of the voting on the proposals presented at the annual meeting:

Proposal 1: To adopt the amended and restated transaction agreement dated May 1, 2009 (the “Transaction Agreement”), by and among us, Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited (“ED&F Man”), Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc., and to approve the transactions contemplated thereby, including, among other things, the acquisition by us of the bulk liquid storage and liquid feed supplements businesses of ED&F Man and the issuance of shares of our common and preferred stock to ED&F Man pursuant thereto. The votes on this proposal were cast as follows:

For	Against	Abstain	Non-Votes
18,743,860	9,389,726	114,500	64,400

Proposal 2: To approve the amendment and restatement of our certificate of incorporation to, among other things, increase the number of authorized shares of capital stock, set forth the powers, preferences and rights of our common and preferred stock, change our name to “Westway Group, Inc.” and amend, supplement and remove other provisions of our certificate of incorporation in connection with the consummation of the transactions contemplated by the Transaction Agreement. The votes on this proposal were cast as follows:

For	Against	Abstain	Non-Votes
18,592,600	9,130,986	95,000	493,940

Proposal 3: To elect the seven directors who will constitute our board of directors from and after the closing under the Transaction Agreement, one of whom will serve as a Class I director, to hold office until the 2010 annual meeting of stockholders; one of whom will serve as a Class II director, to hold office until the 2011 annual meeting of the stockholders; two of whom will serve as Class III directors, to hold office until the 2012 annual meeting of stockholders; and three of whom will serve as appointees of ED&F Man until the 2010 annual meeting of stockholders, or until their successors are elected and qualified. The votes on this proposal were cast as follows:

	For	Withheld	Non-Votes
Francis P. Jenkins, Jr. (Class III):	21,687,139	6,624,887	0
G. Kenneth Moshenek (Class II):	21,687,139	6,624,887	0
Peter J.M. Harding (Class III):	21,687,139	6,624,887	0
Philip A. Howell (ED&F Man Appointee):	21,687,139	6,624,887	0
James B. Jenkins (ED&F Man Appointee):	21,687,139	6,624,887	0
John E. Toffolon, Jr. (Class I):	21,687,139	6,624,887	0
Gregory F. Holt (ED&F Man Appointee):	21,687,139	6,624,887	0

Proposal 4: To allow us to adjourn the annual meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event there are insufficient votes at the time of the annual meeting to adopt the transaction agreement proposal, the certificate of incorporation amendment proposal, or the election of directors proposal. The votes on this proposal were cast as follows:

For	Against	Abstain	Non-Votes
18,687,103	9,166,415	10,000	448,508

Proposal 5: To approve our dissolution and the proposed plan of liquidation in the even the adjournment proposal is presented at the annual meeting, but is not approved. The votes on this proposal were cast as follows:

For	Against	Abstain	Non-Votes
24,463,120	3,345,466	10,000	493,941

ITEM 5.	OTHER INFORMATION.

Post-Effective Amendment to Registration Statement on Form S-1

On August 4 , 2009, we filed with the SEC our Post-Effective Amendment No. 2 to our registration statement on Form S-1 relating to the shares of our Class A common stock, par value $0.0001 per share, issuable upon exercise of warrants that we previously issued to investors in connection with our initial public offering. The post-effective amendment became effective on August 7, 2009.

Entry into Final Facility Agreement in Place of Interim Facility Agreement

In the remainder of this Item 5, we use “Company” to refer only to the public company named Westway Group, Inc. alone, without including any of its subsidiaries.

On August 6, 2009, the Company, Westway Holdings Netherlands BV, a wholly-owned indirect subsidiary of the Company (“Westway Netherlands”), and ED&F Man Treasury Management plc (“ED&F Man Treasury”) entered into a $100,000,000 facility agreement dated August 6, 2009 (the “Final Facility Agreement”). Under the Final Facility Agreement, ED&F Man Treasury agreed to make revolving credit loans in an aggregate principal amount at any time outstanding of up to $100.0 million to the Company, Westway Netherlands, and any other of the Company’s subsidiaries that the Company nominates and ED&F Man Treasury approves. ED&F Man Treasury is an affiliate of ED&F Man, a significant shareholder and strategic ally of the Company. (For a discussion of the relationship between the Company and ED&F Man, see the section entitled “Material Ongoing Arrangements with the ED&F Man Group” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, which discussion is incorporated by reference).

The Final Facility Agreement replaces and terminates the $100,000,000 facility agreement dated May 28, 2009, by and among the Company, Westway Netherlands, and ED&F Man Treasury (the “Interim Facility Agreement”) that was entered into upon the consummation of the business combination. The Interim Facility Agreement was entered into to allow the credit facility to be extended to the Company commencing with the closing of the business combination, despite the fact that many of the terms and conditions of such credit facility had not yet been negotiated or agreed by the Company and ED&F Man Treasury. The basic economic terms of the Final Facility Agreement are substantially similar to the economic terms of the Interim Facility Agreement.

The terms of the Final Facility Agreement include the following:

•

Subject to certain conditions precedent that must be satisfied prior to each loan, ED&F Man Treasury will make revolving credit loans (with up to 10 loans outstanding at any time) to the Company, Westway Netherlands, and any other approved subsidiary of the Company for a period of two years from May 28, 2009;

•	each revolving credit loan, together with all interest accrued thereon, is due and payable in full on the last day of the interest period selected by the Company in its request for such loan;

•	for each loan, the Company may select an interest period of one, two, three, or six months, or any other period up to one year that ED&F Man Treasury approves;

•	the interest rate for each loan is the London Interbank Offered Rate, or LIBOR, for the applicable interest period chosen by the Company, plus 3.5% per year;

•	amounts outstanding may be prepaid without penalty upon three business days’ prior notice;

•	the Company will pay a commitment fee of 1.4% per year on the daily undrawn amount of the credit facility, which fee is payable quarterly;

•	the Company will pay a one-time, “up-front fee” equal to 1.5% of the uncancelled amount of the credit facility as of November 28, 2009;

•	the Company will pay any taxes imposed on the credit facility as well as any increased costs in ED&F Man’s maintaining the credit facility;

•	a full set of representations and warranties must be made upon each draw on the credit facility; and

•	the Company guarantees payment of any unpaid amounts due and payable by Westway Netherlands or any other approved subsidiary pursuant to the Final Facility Agreement.

The Company’s obligations under the Final Facility Agreement are unsecured; however, the Company has agreed to various covenants with ED&F Man Treasury, including:

•	a negative pledge of the Company’s and its subsidiaries’ assets that restricts the Company from encumbering its assets, subject to certain narrow exceptions;

•	the maintenance of financial covenants, including a consolidated tangible net worth of at least $140 million; a total debt to EBITDA ratio of 3.5:1, and an EBITDA to net finance charge ratio of 4:1;

•

limitations on the Company’s ability to make capital expenditures, dispose of assets, guarantee indebtedness, incur indebtedness, incur environmental liabilities, and redeem its securities, except with the consent of ED&F Man Treasury; and

•	upon the occurrence of an event of default, all indebtedness is immediately due and payable.

The foregoing description of the Final Facility Agreement does not purport to describe all of the terms of the Final Facility Agreement and is qualified in its entirety by reference to the complete text of the Final Facility Agreement, which is filed as Exhibit 10.12 to this Form 10-Q and incorporated herein by reference.

Director Nomination Procedures

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors since we last disclosed those procedures in our proxy statement filed May 14, 2009.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Title
2.1	Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009

3.2	Amended and Restated By-laws

4.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009 (incorporated by reference to Exhibit 3.1 of this Form 10-Q)

4.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of this Form 10-Q)

4.3	Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation (incorporated by reference to Exhibit 10.2 of this Form 10-Q)

4.4	Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.5	Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.6	Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of this Form 10-Q)

10.1	Stock Escrow Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company

10.2		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation

10.3		Registration Rights Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, and certain employees of ED&F Man Holdings Limited or one or more of its affiliates

10.4	†	Molasses Supply Agreement, dated May 28, 2009, between Westway Feed Products LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit A to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.5	†	Storage Strategic Alliance Agreement and Terminal Service Agreement, dated May 28, 2009, between Westway Terminal Company LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit I to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.6		Shared Services Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Holdings Limited

10.7		Letter Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly Shermen WSC Acquisition Corp.), Shermen WSC Holding LLC, Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc., and Westway Feed Products, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.8		Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.9		Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.10		Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), HBK Master Fund L.P., and HBK Special Opportunity Fund I L.P.

10.11		Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.) and Fir Tree SPAC Holdings II LLC

10.12		Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc

31.1		Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of such exhibit have been omitted pursuant to a separate confidential treatment request and such information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWAY GROUP, INC.

/s/ Peter J.M. Harding
Name:	Peter J.M. Harding
Title:	Chief Executive Officer

/s/ Thomas Masilla
Name:	Thomas Masilla
Title:	Chief Financial Officer

Dated: August 10, 2009

EXHIBIT INDEX

Exhibit Number		Exhibit Title
2.1		Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009

3.2		Amended and Restated By-laws

4.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009 (incorporated by reference to Exhibit 3.1 of this Form 10-Q)

4.2		Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of this Form 10-Q)

4.3		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation (incorporated by reference to Exhibit 10.2 of this Form 10-Q)

4.4		Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.5		Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.6		Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of this Form 10-Q)

10.1		Stock Escrow Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company

10.2		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation

10.3		Registration Rights Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, and certain employees of ED&F Man Holdings Limited or one or more of its affiliates

10.4	†	Molasses Supply Agreement, dated May 28, 2009, between Westway Feed Products LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit A to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.5	†	Storage Strategic Alliance Agreement and Terminal Service Agreement, dated May 28, 2009, between Westway Terminal Company LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit I to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.6		Shared Services Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Holdings Limited

10.7		Letter Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly Shermen WSC Acquisition Corp.), Shermen WSC Holding LLC, Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc., and Westway Feed Products, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.8		Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.9	Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.10	Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), HBK Master Fund L.P., and HBK Special Opportunity Fund I L.P.

10.11	Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.) and Fir Tree SPAC Holdings II LLC

10.12	Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of such exhibit have been omitted pursuant to a separate confidential treatment request and such information has been filed separately with the SEC.