Form 10-Q/A
period 2009-06-30
Westway Group, Inc.
filed 2009-08-17
CIK 1361872

The following items were the subject of a Form 12b-25 and are included herein:

That portion of Part I, Item 1. (Financial Statements) consisting of the “predecessor”

financial statements of the business acquired by the registrant on May 28, 2009.

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

Rule 12b-25 Explanatory Note: Pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended, our Company, Westway Group, Inc., previously filed parts of this Quarterly Report on Form 10-Q on August 10, 2009. This Amendment No. 1 to Form 10-Q on Form 10-Q/A is being filed within the time period specified in Rule 12b-25 to amend the 10-Q to include certain “predecessor” combined carveout financial statements of the businesses acquired by Westway Group, Inc., on May 28, 2009. We’ve also corrected minor errors on page 2 (removed a dollar sign), page 3 (added dollar signs at bottom), page 6 (fixed single and double lines near bottom), page 9 (added paragraph at bottom), page 18 (added dollar signs near bottom of table), page 19 (moved up two footnotes), page 21 (corrected figure at end of Note 7), page 24 (cosmetic corrections to table), page 25 (added dollar sign to table), page 26 (added dollar signs to one line of table), page 27 (same), page 45 (changed 29% to 28% near the middle), and page 47 (changed (2.0)% to (1.7)% in fourth line of table). The remainder of the Form 10-Q is restated herein for the convenience of the reader.

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

CONSOLIDATED BALANCE SHEET

(in thousands)

(unaudited)

Predecessor Combined Carve-Out Balance Sheet
as of October 31, 2008
ASSETS
Current Assets

Accounts receivable from third parties (net of allowances of $259)	$39,166
Accounts receivable from ED&F Man	532
Inventories	21,490

Prepaid expenses and other current assets	3,185

Total Current Assets	64,373

Non-Current Assets
Investments	2,916
Property, plant & equipment, net	137,390
Goodwill and intangibles	4,972
Deferred tax assets	1,565
Income taxes recoverable	528

Total Non-Current Assets	147,371

Total Assets	$211,744

LIABILITIES AND ED&F MAN NET INVESTED CAPITAL
Current Liabilities
Accounts payable to third parties	$13,932
Accounts payable to ED&F Man	9,483
Accrued invoices	7,394
Payroll accruals	5,473
Other accrued expenses	7,851
Income taxes payable	5,466

Total Current Liabilities	49,599
Non-Current Liabilities
Deferred tax liabilities	24,343
Other liabilities	69

Total Non-Current Liabilities	24,412
Minority Interest	1,117
Commitments and Contingencies

ED&F Man Net Invested Capital

Net invested capital excluding accumulated other comprehensive (loss)/income	136,695

Accumulated other comprehensive (loss)/income	(79)

ED&F Man Net Invested Capital	136,616

Total Liabilities and ED&F Man Net Invested Capital	$211,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues
Bulk liquid storage	$6,085	$—	$6,085	$—
Liquid feed supplements	19,682	—	19,682	—

Total net revenues	25,767	—	25,767	—
Costs of sales – liquid feed supplements	16,236	—	16,236	—

Gross profit	9,531	—	9,531	—
Other operating costs and expenses	4,233	204	4,554	391
Depreciation	1,258	—	1,258	—
Selling, general and administrative expenses	2,764	—	2,764	—
Business combination expenses	13,697	—	13,697	—

Total operating expenses	21,952	204	22,273	391

Operating loss	(12,421)	(204)	(12,742)	(391)

Other income (expense)
Interest income	66	306	143	1,322
Interest expense	(308)	—	(308)	—

Total other income (expense)	(242)	306	(165)	1,322

(Loss) income before income tax benefit (provision) and equity in earnings of unconsolidated subsidiaries	(12,663)	102	(12,907)	931
Income tax benefit (provision)	3,166	(29)	3,293	(441)
Equity in earnings of unconsolidated subsidiaries	6	—	6	—

Net (loss) income	(9,491)	73	(9,608)	490

Net income attributable to non-controlling interest	19	—	19	—

Net (loss) income attributable to Westway Group, Inc.	$(9,472)	$73	$(9,589)	$490
Preferred dividends	(390)	—	(390)	—

Net (loss) income applicable to common stockholders	$(9,862)	$73	$(9,979)	$490

Weighted average number of common shares outstanding:
Basic	19,610,705	19,550,001	19,580,353	19,550,001
Diluted	19,610,705	23,596,464	19,580,353	23,385,967
Net (loss) income per share of common stock:
Basic	$(0.50)	$0.00	$(0.51)	$0.03
Diluted	$(0.50)	$0.00	$(0.51)	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Predecessor Combined Carve-Out Statements of Operations
	28 Days ended May 28,	Three Months ended April 30,	Three Months ended April 30,	Six Months ended April 30,	Six Months ended April 30,
	2009	2009	2008	2009	2008
Net Revenues
Liquid Supplements	$18,788	$66,471	$66,304	$153,469	$144,807
Bulk Liquid Storage	4,616	15,871	18,240	31,125	33,631
Related Parties—ED&F Man	703	1,934	1,775	4,946	5,821

Total Revenues	24,107	84,276	86,319	189,540	184,259
Cost of Sales	20,569	70,163	69,160	157,774	149,681

Gross Profit	3,538	14,113	17,159	31,766	34,578

Selling, General and Administrative Expenses	1,845	6,360	8,523	13,952	17,369

Income from Operations	1,693	7,753	8,636	17,814	17,209
(Expense)/Income from Investments	(37)	(182)	(44)	(211)	(67)
(Loss)/Gain on Disposals of Property, Plant & Equipment	—	(1)	8	(5)	9

Total Non-Operating (Expense)/Income	(37)	(183)	(36)	(216)	(58)

Income before Taxes	1,656	7,570	8,600	17,598	17,151
Income Tax Expense	(635)	(2,640)	(2,406)	(5,204)	(5,352)
Minority Interest	19	(17)	(1)	(43)	11

Net Income	$1,040	$4,913	$6,193	$12,351	$11,810

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

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(9,589)	$490

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Deferred tax benefit	(4,468)	(183)
Depreciation and amortization	1,258	—
(Increase) decrease minority interests	(18)	—
(Increase) decrease in accounts receivable	685	—
(Increase) decrease in inventory	(2,986)	—
(Increase) decrease in prepaid expenses	(2,780)	(88)
Increase (decrease) in accounts payable	13,410	(40)
Increase (decrease) in income tax payable	(1,700)	(945)
Increase (decrease) in other current liabilities	(510)	—

Net cash provided by (used in) operating activities	(6,698)	(766)

Cash flow from investing activities
(Increase) decrease in restricted cash held in trust account	138,446	618
Capital expenditures for property, plant and equipment	(2,474)	—
Payment to ED&F Man for acquired business	(99,621)	—
Acquisitions – Investments	(122)	—

Net cash provided by (used in) investing activities	36,229	618

Cash flows from financing activities:
Borrowings under credit facilities	57,012	—
Purchase of treasury stock	(15,086)	—
Cash dividends declared and paid	(11,382)	—
Redemption of redeemable common stock following exercise of conversion rights	(55,084)	—

Net cash provided by (used in) financing activities	(24,540)	—

Net increase in cash and cash equivalents	4,991	(148)
Cash and cash equivalents, beginning of period	190	161

Cash and cash equivalents, end of period	5,181	13

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$900	$—

Cash paid for interest	$308	$—

Non-cash financing and investing activities:
Reduction in deferred underwriter liability	$3,312	$—

Preferred stock issued to ED&F Man for acquired business	$177,291	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Predecessor Combined Carve-Out Statements of Cash Flows
	Six months and 28 days ended May 28, 2009	Six months ended April 30, 2008
Cash Flows From Operating Activities
Net income	$13,391	$11,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,501	7,371
Loss (gain) on disposals of property, plant and equipment	12	(9)
Expense (income) from investments	135	67
Increase (decrease) in deferred tax assets/liabilities	1,345	(331)
Increase (decrease) in minority interest	5	(11)
Share based compensation expense	538	470
Changes in operating Assets and Liabilities:
(Increase) decrease in accounts receivable	2,467	(1,936)
(Increase) decrease in inventory	1,356	(6,188)
(Increase) decrease in prepaid and other	1,367	(988)
Increase in income taxes recoverable	(2,892)	—
(Decrease) increase in accounts payable	(7,613)	(3,653)
(Decrease) increase in accrued expenses	(3,889)	5,270
Increase in tax payable	528	2,134
Increase in other liabilities	553	46

Net cash provided by operating activities	15,804	14,052

Cash flows from investing activities
Capital expenditures in property, plant and equipment	(31,944)	(17,369)
Investments in joint ventures	(397)	—
Proceeds from disposals of property, plant and equipment	48	64

Net cash used in investing activities	(32,293)	(17,305)

Cash flows from financing activities
Change in ED&F Man Net Invested Capital	16,489	3,253
Distribution to/(from) ED&F Man	—	—

Net cash used in financing activities	16,489	3,253
Net change in cash and cash equivalents
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	—	—

	$—	$—

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

In the 2008 annual report on Form 10-K, the Company disclosed that the lack of assurance that the Company would be able to successfully complete a business combination within the required time frame raised substantial doubt about the Company’s ability to continue as a going concern. With the completion of the business combination and release of the funds held in trust, there is no longer substantial doubt about the Company’s ability to continue as a going concern.

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

WESTWAY GROUP, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues
Bulk liquid storage	$16,857	$18,089	$34,842	$35,830
Liquid feed supplements	56,541	63,683	131,570	135,628

Total net revenues	73,398	81,772	166,412	171,458
Costs of sales – liquid feed supplements	46,909	52,684	107,558	111,632

Gross profit	26,489	29,088	58,854	59,826
Other operating costs and expenses	12,316	12,771	27,066	26,353
Depreciation	3,772	3,508	7,435	6,804
Selling, general and administrative expenses	6,401	6,735	14,250	13,704

Total operating expenses	22,489	23,014	48,751	46,861

Operating (loss) income	4,000	6,074	10,103	12,965

Other income (expenses)
Interest expense	(1,164)	(794)	(2,065)	(1,711)
Loss on disposal of property, plant, and equipment	(9)	(18)	(8)	(10)

Total other income (expense)	(1,173)	(812)	(2,073)	(1,721)

(Loss) income before income tax benefit (provision) and equity in earnings of unconsolidated subsidiaries	2,827	5,262	8,030	11,244
Income tax benefit (provision)	(825)	(1,880)	(2,731)	(4,149)
Equity in earnings of unconsolidated subsidiaries	(116)	(52)	(246)	(110)

Net (loss) income	1,886	3,330	5,053	6,985

Net income attributable to non-controlling interest	44	12	26	19

Net (loss) income attributable to Westway Group, Inc. from continuing operations	$1,930	$3,342	$5,079	$7,004
Net income attributable to Westway Group, Inc. from discontinued operations (1)	—	351	—	890
Net (loss) income attributable to Westway Group, Inc.	1,930	3,693	5,079	7,894
Preferred dividends	(1,063)	(1,063)	(2,125)	(2,125)

Net (loss) income applicable to common stockholders	$867	$2,630	$2,954	$5,769

Weighted average number of common shares outstanding:

Basic (2)	57,289,866	57,289,866	57,289,866	57,289,866
Diluted (3)	57,289,866	57,289,866	57,289,866	57,289,866

Earnings (loss) per share of common stock:

Basic	$0.02	$0.05	$0.05	$0.10
Diluted	$0.02	$0.05	$0.05	$0.10

Basic and diluted earnings per share attributable to Series A redeemable convertible	$0.02	$0.05	$0.05	$0.10
Basic and diluted loss per share attributable to common share equivalent	$0.02	$0.05	$0.05	$0.10
Series A redeemable convertible preferred stock weighted average shares outstanding, basic and diluted	30,886,830	30,886,830	30,886,830	30,886,830
Common share equivalent weighted average shares outstanding, basic and diluted	26,403,036	26,403,036	26,403,036	26,403,036

(1)	In 2008, the Company exited the San Pedro, CA facility. This operation was reported in the bulk liquid storage segment in previous periods. Financial information for the 2008 periods presented above has been restated to remove the effects of this operation to reflect the reclassification from continuing to discontinued operations.
(2)	As the Series A preferred stock is considered a participating security, we have included these shares within the basic computation of EPS under the two-class method.
(3)	As the warrants were issued with exercise prices ranging from $5.00 to $6.25, they are considered antidilutive for pro forma results of operations.

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

52,614,286

The number of shares of Series A convertible preferred stock that could dilute basic earnings per shares is 30,886,830.

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

Components of the provision for income taxes consist of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Current benefit (expense)
Federal	$788	$(99)	$788	$(361)
State and local	110	(20)	89	(262)
Foreign	(68)	—	(68)	—

Total current	$830	$(119)	$809	$(623)

Deferred benefit (expense)
Federal	2,302	89	2,332	181
State and local	34	1	152	1
Foreign	—	—	—	—

Total deferred	2,336	90	2,484	182

Income tax benefit (provision)	$3,166	$(29)	$3,293	$(441)

Effective tax rate benefit (charge)	25%	(28)%	26%	(47)%

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

18. COMMITMENTS AND CONTINGENCIES

The following table sets forth our operating lease commitments as of June 30, 2009 (in thousands):

Operating Lease Commitments
6 months remaining in 2009	$1,752
2010-2011	6,368
2012-2013	5,698
Thereafter	23,893

Total	$37,711

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

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments

Results of Operations by Business Segment and Geographic Region

The Company’s operations by business segment and by geographic region are as follows (in thousands):

Three Months Ended June 30, 2009

	Bulk Liquid Storage			Liquid Feed Supplements
	USA	Rest of World	Total	USA	Rest of World	Total	Corporate	Total
Net revenues
Third parties	$3,400	$1,810	$5,210	$19,136	$465	$19,601	$—	$24,811
Related parties	436	440	876	24	56	80	—	956

Total net revenues	3,836	2,250	6,086	19,160	521	19,681	—	25,767
Cost of sales	—	—	—	9,212	327	9,539	—	9,539
Related parties	—	—	—	6,602	95	6,697	—	6,697

Total Cost of Sales	—	—	—	15,814	422	16,236	—	16,236

Gross Profit	3,836	2,250	6,086	3,346	99	3,445	—	9,531
Operating costs and expenses	1,665	600	2,265	1,763	50	1,813	155	4,233
Depreciation	680	251	931	314	7	321	6	1,258

Selling, general & administrative expenses	414	703	1,117	852	32	884	763	2,764
Business combination expense	—	—	—	—	—	—	13,697	13,697

Income / (Expense) from Operations	1,077	696	1,773	417	10	427	(14,621)	(12,421)

Interest, net	(4)	(26)	(30)	1	(11)	(10)	(202)	(242)

Total Non-Operating (Expense) / Income	(4)	(26)	(30)	1	(11)	(10)	(202)	(242)

Income (loss) before taxes	$1,073	$670	$1,743	$418	$(1)	$417	$(14,823)	$(12,663)

Capital expenditure	$1,517	$342	$1,859	$252	$—	$252	$363	$2,474

Plant, property & equipment – net	$140,514	$94,705	$235,219	$52,973	$3,409	$56,382	$357	$291,958

Goodwill and intangibles	$—	$13,312	$13,312	$—	$1,321	$1,321	$82,381	$97,014

Total Assets	$146,048	$126,056	$272,104	$96,449	$8,942	$105,391	$89,848	$467,343

Six Months Ended June 30, 2009

	Bulk Liquid Storage			Liquid Feed Supplements
	USA	Rest of World	Total	USA	Rest of World	Total	Corporate	Total
Net revenues
Third parties	$3,400	$1,810	$5,210	$19,136	$465	$19,601	$—	$24,811
Related parties	436	440	876	24	56	80	—	956

Total net revenues	3,836	2,250	6,086	19,160	521	19,681	—	25,767
Cost of sales	—	—	—	9,212	327	9,539	—	9,539
Related parties	—	—	—	6,602	95	6,697	—	6,697

Total Cost of Sales	—	—	—	15,814	422	16,236	—	16,236

Gross Profit	3,836	2,250	6,086	3,346	99	3,445	—	9,531
Operating costs and expenses	1,665	600	2,265	1,763	50	1,813	476	4,554
Depreciation	680	251	931	314	7	321	6	1,258

Selling, general & administrative expenses	414	703	1,117	852	32	884	763	2,764
Business combination expense	—	—	—	—	—	—	13,697	13,697

Income / (Expense) from Operations	1,077	696	1,773	417	10	427	(14,942)	(12,742)

Interest, net	(4)	(26)	(30)	1	(11)	(10)	(125)	(165)

Total Non-Operating (Expense) / Income	(4)	(26)	(30)	1	(11)	(10)	(125)	(165)

Income (loss) before taxes	$1,073	$670	$1,743	$418	$(1)	$417	$(15,067)	$(12,907)

Capital expenditure	$1,517	$342	$1,859	$252	$—	$252	$363	$2,474

Plant, property & equipment – net	$140,514	$94,705	$235,219	$52,973	$3,409	$56,382	$357	$291,958

Goodwill and intangibles	$—	$13,312	$13,312	$—	$1,321	$1,321	$82,381	$97,014

Total Assets	$146,048	$126,056	$272,104	$96,449	$8,942	$105,391	$89,848	$467,343

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

Pro Forma Operating Income

Operating income decreased by $2.4 million to $9.7 million in the six months ended June 30, 2009 from $12.1 million in the six months ended June 30, 2008, reflecting the impact of lower ED&F Man molasses throughput and lower exchange rates in our European operations, as well as increased depreciation costs from our capital investments. Operating margins declined to 28% in the six months ended June 30, 2009, from 34% in the six months ended June 30, 2008.

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

Key Performance Indicators

In evaluating our financial performance, management has identified for this discussion and analysis the following key performance indicators, measured on a pro forma basis consistent with the presentation in the section above entitled “Results of Operations – Pro Forma with Acquired Business”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008 (1)
	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Bulk liquid storage Operating Income Margin % (2)	29.5%	36.2%	27.9%	33.8%
Growth	(18.5)%	—	(17.5)%	—

Liquid feed supplements Gross Profit Margin % (3)	17.0%	17.3%	18.3%	17.7%
Growth	(1.7)%	—	3.4%	—

Liquid feed supplements volume (tons)	362,000	419,000	792,000	892,000
(Decrease)/increase (%)	(13.6)%	—	(11.2)%

Price achieved per ton ($ per ton)	156.19	151.99	166.12	152.05
Increase/(decrease) (%)	2.8%	—	9.3%	—

Bulk Liquid Storage Percentage Capacity Utilization	96%	95%	96%	95%
Increase/(decrease) (%)	1%	—	1%	—

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

WESTWAY GROUP, INC.

/s/ Peter J.M. Harding
Name:	Peter J.M. Harding
Title:	Chief Executive Officer

/s/ Thomas A. Masilla, Jr.
Name:	Thomas A. Masilla, Jr.
Title:	Chief Financial Officer

Dated: August 17, 2009

EXHIBIT INDEX

Exhibit Number		Exhibit Title
2.1		Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009

3.2		Amended and Restated By-laws

4.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009 (incorporated by reference to Exhibit 3.1 of this Form 10-Q)

4.2		Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of this Form 10-Q)

4.3		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation (incorporated by reference to Exhibit 10.2 of this Form 10-Q)

4.4		Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.5		Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.6		Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of this Form 10-Q)

10.1		Stock Escrow Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company

10.2		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation

10.3		Registration Rights Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, and certain employees of ED&F Man Holdings Limited or one or more of its affiliates

10.4	†	Molasses Supply Agreement, dated May 28, 2009, between Westway Feed Products LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit A to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.5	†	Storage Strategic Alliance Agreement and Terminal Service Agreement, dated May 28, 2009, between Westway Terminal Company LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit I to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.6		Shared Services Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Holdings Limited

10.7		Letter Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly Shermen WSC Acquisition Corp.), Shermen WSC Holding LLC, Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc., and Westway Feed Products, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.8		Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.9	Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.10	Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), HBK Master Fund L.P., and HBK Special Opportunity Fund I L.P.

10.11	Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.) and Fir Tree SPAC Holdings II LLC

10.12	Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of such exhibit have been omitted pursuant to a separate confidential treatment request and such information has been filed separately with the SEC.