Form 10-Q
period 2009-09-30
Westway Group, Inc.
filed 2009-11-09
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 9, 2009, 13,937,733 shares of our Class A common stock, par value $0.0001 per share, and 12,624,003 shares of our Class B common stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

Westway Group, Inc. Index to Form 10-Q

PART I. - FINANCIAL INFORMATION

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

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of
	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$190
Cash held in trust fund (restricted)	—	138,446
Accounts receivable (net of allowances of $79 and $0 in 2009 and 2008)	33,012	—
Inventories	21,204	—
Prepaid expenses and other current assets	8,184	29

Total current assets	63,804	138,665
Investment in unconsolidated subsidiary	4,152	—
Property, plant and equipment, net	302,052	—
Goodwill and intangibles	97,675	—
Deferred tax asset	4,763	712

Total assets	$472,446	$139,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,279	$200
Goods received and not yet invoiced	3,855	—
Other current liabilities	4,458	286

Total current liabilities	46,592	486

Borrowings under credit facility	64,986	—
Deferred income taxes	66,274	—
Deferred underwriters’ fee	—	3,312

Total liabilities	177,852	3,798

Commitments and Contingencies
Common stock subject to redemption (2008: 9,199,999 shares at redemption value)	—	54,744
Deferred interest related to common stock subject to redemption, net of taxes	—	323

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none issued at September 30, 2009. (December 31, 2008: $.0001 par value; 1,000,000 shares authorized; none issued)	—	—
Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 30,886,830 issued and outstanding at September 30, 2009 (December 31, 2008: no shares authorized or issued)	177,291	—
Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,561,766 issued and outstanding at September 30, 2009 represented by 13,937,733 Class A and 12,624,003 Class B shares. (December 31, 2008: $.0001 par value; 100,000,000 shares authorized; 28,750,000 shares issued and outstanding)	3	3
Additional paid-in capital	133,461	78,941
Accumulated other comprehensive income (loss)	1,974
Retained earnings (accumulated deficit)	(5,004)	1,568
Treasury stock at cost – 2,355,669 shares (December 31, 2008: 0 shares)	(14,134)	—

Total Westway Group, Inc. stockholders’ equity	293,591	80,512
Non-controlling interest	1,003	—

Total stockholders’ equity	294,594	80,512

Total liabilities and stockholders’ equity	$472,446	$139,377

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

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009 (1)	2008
Net revenue
Bulk liquid storage	$17,609	$—	$23,694	$—
Liquid feed supplements	56,096	—	75,778	—

Total net revenue	73,705	—	99,472	—
Costs of sales – liquid feed supplements	44,852	—	61,088	—

Gross profit	28,853	—	38,384	—
Other operating costs and expenses	11,782	295	16,336	686
Depreciation	3,985	—	5,243	—
Selling, general and administrative expenses	7,188	—	9,952	—
Business combination expenses	—	—	13,697	—

Total operating expenses	22,955	295	45,228	686

Operating income (loss)	5,898	(295)	(6,844)	(686)

Other income (expense)
Interest income	12	886	155	2,208
Interest expense	(474)	—	(782)	—
Loss on disposal of property, plant & equipment	(40)	—	(40)	—

Total other income (expense)	(502)	886	(667)	2,208
Income (loss) before income tax benefit (provision) and equity in earnings of unconsolidated subsidiary	5,396	591	(7,511)	1,522
Income tax benefit/(provision)	(1,312)	(249)	1,981	(690)
Equity in earnings of unconsolidated subsidiary	3	—	9	—

Net income (loss)	4,087	342	(5,521)	832

Non-controlling interest in loss of subsidiary	59	—	78	—

Net income (loss) attributable to Westway Group, Inc.	$4,146	$342	$(5,443)	$832
Preferred dividends	(1,062)	—	(1,452)	—

Net income (loss) applicable to common stockholders	$3,084	$342	$(6,895)	$832

Weighted average number of common shares equivalent outstanding:
Basic	57,376,045	19,550,001	22,733,765	19,550,001
Diluted	57,376,045	23,746,816	22,733,765	23,508,138
Net income (loss) per share of common stock:
Basic	$0.05	$0.02	$(0.30)	$0.04
Diluted	$0.05	$0.01	$(0.30)	$0.04
Basic and diluted earnings per share attributable to Series A redeemable convertible preferred stock	$0.05	—	—	—
Basic and diluted earnings per share attributable to common shares	$0.05	—	—	—
Series A redeemable convertible preferred stock weighted average shares outstanding, basic and diluted	30,886,830	—	—	—
Common share weighted average shares outstanding, basic and diluted	26,489,215	—	—	—

(1)– Nine months ended September 30, 2009 includes only 125 days of acquired business operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Predecessor Combined Carve-Out Statements of Operations
	Three Months ended July 31,	Three Months ended July 31,	Nine Months ended July 31,	Nine Months ended July 31,
	2009 (1)	2008	2009 (1)	2008
Net revenue
Bulk liquid storage	$2,507	$17,643	$33,632	$51,274
Related parties bulk liquid storage —ED&F Man	2,306	2,112	7,252	7,933
Liquid feed supplements	$17,666	$66,613	$171,135	$211,420

Total revenue	22,479	86,368	212,019	270,627
Cost of sales	18,942	70,951	176,716	220,632

Gross profit	3,537	15,417	35,303	49,995

Selling, general and administrative expenses	1,845	8,889	15,797	26,258

Income (loss) from operations	1,692	6,528	19,506	23,737
(Expense)/income from investments	(37)	(45)	(248)	(112)
Loss on disposals of property, plant & equipment	(7)	(41)	(12)	(32)

Total non-operating (Expense)/income	(44)	(86)	(260)	(144)

Income (loss) before taxes	1,648	6,442	19,246	23,593
Income tax (expense)/benefit	(635)	(2,897)	(5,839)	(8,249)
Minority interest	19	13	(24)	24

Net income	$1,032	$3,558	$13,383	$15,368

(1) – Operations as predecessor ceased on May 28, 2009.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2008 to September 30, 2009

(in thousands)

(in thousands)	Shares	Series A Convertible Preferred Stock	Shares	Common Stock Class A	Shares	Common Stock Class B	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares At Cost	Treasury Stock	Non- Controlling Interest	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2008	—	$—	28,750	$3	—	$—	$78,941	$1,568	—	$—	$—	$—	$80,512
Net (loss) income								(5,443)					(5,443)
Other comprehensive income:
Foreign currency translation												1,974	1,974

Total comprehensive income													(3,469)
Cancellation of 9,190 common shares following exercise of conversion rights			(9,190)	(1)			(338)						(339)
Repurchase of 2,514 common shares at $6.00 per share			(2,514)						2,514	(15,086)			(15,086)
Cancellation of 3,267 common shares previously held by sponsor			(3,267)										—
Issuance of 12,624 class B common shares at $5.00 per share					12,624	1	63,119						63,120
18,705 Series A convertible preferred shares issued at $5.74 per share	18,705	107,367											107,367
12,182 deferred Series A convertible preferred shares issued at $5.74 per share	12,182	69,924											69,924
Cash dividends declared and paid, $1.00 per class A common share							(11,382)						(11,382)
Series A convertible preferred dividend accrued at $0.0344 per preferred share								(1,452)					(1,452)
Reversal of accretion of trust account relating to common stock subject to possible redemption, net of tax								323					323
Reversal of previously accrued underwriters’ discount and offering costs related to public offering							3,312						3,312
Issuance of 120 class A common shares at $5.00 per share from treasury			120				(120)		(120)	720			600
Issuance of 39 class A common shares at $4.17 per share from treasury			39				(71)		(39)	232			161
Non-controlling interest											1,003		1,003

Balance, September 30, 2009	30,887	$177,291	13,938	$2	12,624	$1	$133,461	$(5,004)	2,355	$(14,134)	$1,003	$1,974	$294,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2009 (1)	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$(5,443)	$832

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	(4,673)	(309)
Depreciation and amortization	5,243	—
(Increase) decrease minority interests	(77)	—
Loss on disposal of plant & equipment	40	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	8,731	—
(Increase) decrease in inventory	(1,069)	—
(Increase) decrease in income taxes recoverable	(3,573)	—
(Increase) decrease in prepaid expenses	(6,416)	(17)
Increase (decrease) in accounts payable	1,545	49
Increase (decrease) in accrued liabilities and other current liabilities	(370)	—
Increase (decrease) in income tax payable	2,773	(749)

Net cash used in operating activities	(3,289)	(194)

Cash flows from investing activities
Decrease in restricted cash held in trust account	138,446	33
Capital expenditures for property, plant and equipment, net of sales proceeds	(15,165)	—
Payment to ED&F Man for acquired business	(99,491)	—
Acquisitions – investments	(468)	—

Net cash provided by investing activities	23,322	33

Cash flows from financing activities:
Borrowings under credit facility	62,194	—
Purchase of treasury stock	(15,086)	—
Cash dividends declared and paid	(11,382)	—
Redemption of redeemable common stock following exercise of conversion rights	(55,084)	—

Net cash used in financing activities	(19,358)	—
Effects of exchange rate changes on cash and cash equivalents	539	—

Net increase (decrease) in cash and cash equivalents	1,214	(161)
Cash and cash equivalents, beginning of period	190	161

Cash and cash equivalents, end of period	1,404	—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,543	$1,748

Cash paid for interest	$1,195	$—

Non-cash financing and investing activities:
Reduction in deferred underwriter liability	$3,312	$—

Preferred stock issued to ED&F Man for acquired business	$177,291	$—

Preferred dividends	$1,452	$—

Stock issued from treasury shares	$761	$—

(1)	Nine months ended September 30, 2009 includes only 125 days of acquired business operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Predecessor Combined Carve-Out Statements of Cash Flows
	Nine months ended July 31, 2009 (1)	Nine months ended July 31, 2008
Cash Flows From Operating Activities
Net income	$13,383	$15,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,564	11,331
Loss (gain) on disposals of property, plant and equipment	12	32
Expense (income) from investments	135	61
Increase (decrease) in deferred tax assets/liabilities	1,313	280
Increase (decrease) in minority interest	5	(24)
Share based compensation expense	728	705
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10,512	(4,105)
(Increase) decrease in inventory	1,357	(5,915)
(Increase) decrease in prepaid and other assets	1,427	(73)
(Increase) decrease in income taxes recoverable	(4,809)	—
(Decrease) increase in accounts payable	(609)	(4,192)
(Decrease) increase in accrued expenses	(2,611)	3,645
Increase in tax payable	528	2,978
Increase in other liabilities	552	28

Net cash provided by operating activities	30,487	20,119

Cash flows from investing activities
Capital expenditures in property, plant and equipment	(31,944)	(24,857)
Investments in joint ventures	(397)	—
Proceeds from disposals of property, plant and equipment	999	235

Net cash used in investing activities	(31,342)	(24,622)

Cash flows from financing activities
Change in ED&F Man Net Invested Capital	855	4,503

Net cash provided by financing activities	855	4,503
Net change in cash and cash equivalents
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	—	—

	$—	$—

(1) – Operations as predecessor ceased on May 28, 2009.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS

Shermen WSC Acquisition Corp. (“Shermen”) was a special purpose acquisition company created on April 18, 2006 and was formed to acquire an operating business in the agriculture industry through a merger, capital stock exchange, asset acquisition, stock purchase, or other similar business combination. On November 25, 2008, Shermen entered into a transaction agreement with ED&F Man Holdings Limited (“ED&F Man”), Westway Holdings Corporation (“Holdings”) and certain other parties to acquire the worldwide bulk liquid storage and liquid feed supplements businesses previously owned by the ED&F Man group (the “acquired business”). This business combination was consummated on May 28, 2009. On May 28, 2009, Shermen WSC Acquisition Corp. changed its name to Westway Group, Inc. We refer to Westway Group, Inc. (formerly Shermen WSC Acquisition Corp.), together with its wholly-owned subsidiaries, as the “Company” or “we” or “us”.

The Company is comprised of the pre-existing financing and management activities of Shermen, along with the bulk liquid storage and liquid feed supplements businesses acquired from ED&F Man, including the following operating subsidiaries and affiliates:

Acquired Business	Business Segment
Westway Terminal Co. LLC	Bulk liquid storage
Westway Terminals Korea Ltd	Bulk liquid storage
Westway Terminals Esbjerg ApS	Bulk liquid storage
Westway Terminals Nederland B.V	Bulk liquid storage
Westway Terminals UK Ltd	Bulk liquid storage
Westway Terminals Hibernian Ltd	Bulk liquid storage
Westway Terminals Poland Sp. Zoo.	Bulk liquid storage
Westway Terminal & Feed Canada ULC (previously ED&F Man Liquid Products ULC)	Bulk liquid storage/Liquid feed supplements
Westway Feed Products, LLC	Liquid feed supplements
Sunnyside Feed LLC (51% owned)	Liquid feed supplements
Westway (Australia) PTY Ltd	Liquid feed supplements
Champion Liquid Feeds (50% owned associate)	Liquid feed supplements

The Company formed a wholly-owned subsidiary, Westway Terminal Cincinnati LLC, on September 29, 2009 as part of the bulk liquid storage business. Westway Terminal Cincinnati LLC completed the acquisition of the storage assets, contractual relationships, and property of Southside River-Rail Terminal, Inc. on October 15, 2009. See Post Balance Sheet Events and Litigation (Note 20) for further discussion.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements include the consolidated results of operations and the consolidated assets and liabilities of the Company, including its wholly-owned subsidiaries, for the periods of ownership, and as at the balance sheet date in accordance with the legal ownership of all subsidiary undertakings. Pro forma consolidated financial information, reflecting the ownership of the acquired business as if it had been owned on the first day of the financial period presented, is included in Footnote 4. The businesses acquired from ED&F Man are deemed to be a “predecessor” to the Company. As a result, the combined carve-out financial statements of the acquired business for operations prior to the acquisition are presented. Our results of operations and cash flows on a consolidated basis subsequent to the acquisition of the acquired business are not comparative to the combined carve-out financial statements of the acquired business results of operations and cash flows (“predecessor statements”) because the basis for the acquired assets and liabilities have been adjusted to fair value pursuant to ASC 980, “Business Combinations”, and the predecessor operations reported on a different calendar as disclosed in the definitive proxy statement filed on Schedule 14-A filed with the U.S. Securities and Exchange Commission on May 15, 2009.

On May 28, 2009, we completed the acquisition of the bulk liquid storage and feed supplements businesses by effecting mergers of two of our wholly-owned subsidiaries with Westway Terminal Company, Inc. and Westway Feed Products, Inc., which were two former domestic subsidiaries of ED&F Man, and by purchasing the equity interests of certain foreign subsidiaries of ED&F Man engaged in the bulk liquid storage and liquid feed supplements businesses. The consideration we paid in connection with the closing of the business combination consisted of approximately 12.6 million newly-issued shares of our Class B common stock (fair value of $63.1 million), approximately 30.9 million newly-issued shares of our Series A Convertible Preferred Stock (fair value of $177.3 million), including 12.2 million escrowed shares for contingent earn-out payments that are to be released from escrow only if the Company achieves certain earnings or share price targets, and $103.0 million in cash, plus certain post closing adjustments of $1.1 million. If the targets are achieved in the form of shares released from escrow, the Company estimates the aggregate value of the consideration to be $344.6 million.

To facilitate the consummation of the business combination, ED&F Man Treasury Management plc (“ED&F Man Treasury”), an affiliate of ED&F Man, indirect holder of 49.5% of common stock in the Company, provided us with a two-year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that is scheduled to mature on January 8, 2010. Interest accrues on amounts borrowed under the facility and borrowing line at the London Interbank Offered Rate (“LIBOR”) plus 3.5%, and a commitment fee of 1.4% is payable on any undrawn, uncancelled portion of the facility.

The accompanying unaudited consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2009 include the activities of Shermen through May 28, 2009, and the 125 day operations of the acquired business from May 29, 2009 through September 30, 2009.

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

The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. The notes to the unaudited consolidated financial statements should be read in conjunction with our Quarterly Report on Form 10-Q for the periods ended March 31 and June 30, 2009, our 2008 Annual Report on Form 10-K, and the audited consolidated financial statements and footnotes included in the Company’s definitive proxy statement on Schedule 14-A filed with the SEC on May 15, 2009. The Company adheres to the same accounting policies in preparing interim financial statements as it does for the preparation of annual statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Westway Group, Inc. and its wholly-owned and majority-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% voting interest and where the Company exercises significant influence over the investee are accounted for using the equity method.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, and are not limited to, allowances for doubtful accounts, sales returns and allowances, purchase price accounting valuations, asset impairments, valuation of goodwill, tax contingency reserves, and other contingent liabilities.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, and ASC 605, “Revenue Recognition”, and at prices fixed by contract or purchase orders and upon delivery of the service or product to the customer.

The Company generates revenue through contracts from its bulk liquid storage business by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Fixed income services generate revenue from storage services at each of the Company’s terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks, or combination of both. The Company recognizes revenue from fixed income contracts in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and is based on tonnage. The Company recognizes revenue for volume services as the volumes are entered into or withdrawn from its storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and are recorded at the time the service is provided. Provisions for ancillary services may be included in fixed price storage services or in volume or throughput income services. Revenue is recorded for the services available under each contract as the services are provided.

The Company generates revenue from its liquid feed supplements business through sales of liquid and dry animal feed supplements. Revenue is recognized upon delivery.

Revenue is recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the statements of operations.

The Company provides for sales returns and allowances, as a reduction of revenue, at the time of shipment and makes estimates of these amounts based on historical experience.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments in third party money market funds, deposits, and investments available for current use with an initial maturity of three months or less.

Investments

Investments in which the Company retains a 20% to 50% voting interest and exercises significant influence over the investee are accounted for using the equity method. The Company has evaluated its relationships with investments and has determined that these entities are not variable interest entities and therefore are not required to be consolidated in the financial statements. Accordingly, the Company’s proportional share of the respective investments earnings or losses is included in the caption “equity in earnings of unconsolidated subsidiary” in its statements of operations.

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

Buildings	20-50 years
Leasehold improvements	Shorter of the assets estimated useful life, the length of the lease or 15 years
Equipment, including tanks, and vehicles	3 to 39 years

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

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects.

Goodwill and Other Intangible Assets

The Company follows ASC 980, “Business Combinations”, and ASC 350 “Intangibles – Goodwill and Other”. ASC 980 requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. Furthermore, ASC 350 requires that an entity assign its recorded goodwill to reporting units and test each reporting unit’s goodwill and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or goodwill may not be recoverable through operations.

Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 360, “Property, Plant, and Equipment”. An impairment loss would be determined when estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets are less than its carrying amount. In estimating future undiscounted cash flows, the Company uses historical cash flows, the expected growth rate of revenue and expenses, the effect of capital expenditures, the remaining useful life of the asset, holding periods, and future market and economic conditions. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset fair value. Fair value is generally measured through internal analyses of present value techniques (or discounted cash flows) or external appraisals.

Goodwill

The Company conducts impairment tests on goodwill annually or more frequently if circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. Impairment tests for goodwill include comparing the fair value of the respective reporting units, which are the Company’s two operating segments, with their carrying amount, including goodwill. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the carrying amount of a reporting unit, including goodwill, with its fair value. If the carrying amount of a reporting unit exceeds its fair value, a second step is completed to determine the amount of goodwill impairment loss to record. As noted above, the Company uses present value techniques (or discounted cash flows) to determine fair value. In the second step, an implied fair value of the reporting unit’s goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment loss is equal to the excess of the carrying amount of the goodwill over the implied fair value of that goodwill.

Business Combinations

The Company accounts for business combinations under the provisions of ASC 980, “Business Combinations”. ASC 980 provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, as well as the recognition and measurement of goodwill acquired in a business combination. ASC 980 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Acquisition costs associated with a business combination will generally be expensed as incurred.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures”, for financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under ASC 820, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

ASC 820 requires the use of valuation techniques that are consistent with one or more of the market approaches, the income approach, or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The principles in ASC 820 are utilized in the accounting for the acquired business. See Acquisition of The Acquired Business (Note 4) for further discussion.

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

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with ASC 825, “Financial Instruments”. The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximates their fair values because of their short term to maturity. The fair value of the Company’s other liabilities, recalculated at current interest rates, approximates their carrying value.

Pension and Other Benefit Plans

The Company accounts for the cost of its defined contribution pension obligations on an accrual basis in accordance with ASC 715, “Compensation – Retirement Benefits”.

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

The cost of accrued pension benefits under defined contribution plans for the three and nine month periods ended September 30, 2009 were $0.2 million and $0.4 million, respectively. No pension expenses were recorded for the three and nine months ended September 30, 2008.

The Company does not have a share-based employee compensation plan.

Income taxes

The Company complies with ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company complies with the provisions of ASC 740-10 that prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2008 and as of September 30, 2009. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company have been prepared in U.S. dollars (“dollars”), as the dollar is the Company’s reporting currency. Since the Company’s operations are funded in U.S. dollars and a substantial portion of its costs is incurred in U.S. dollars, management believes that the dollar is the primary currency of the economic environment in which the Company operates.

In accordance with ASC 830, “Foreign Currency Matters”, the assets, liabilities and results of operations of certain Company foreign subsidiaries are measured using their functional currency which is the currency of the foreign economic environment in which they operate. Upon consolidating these subsidiaries with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenue and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements would be reported in other comprehensive income (loss) in the statements of stockholders’ equity. Upon disposal or liquidation of a foreign subsidiary, these cumulative translation adjustments are recognized as income or expense.

Certain Company subsidiaries enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the subsidiary’s functional currency and the currency in which a transaction is denominated are recognized in the statement of operations in the period in which the currency rates change.

Comprehensive Income

ASC 220, “Comprehensive Income”, requires that comprehensive income, which is the total of net income and all other non-owner changes in capital, be displayed in the financial statements. The components of the Company’s comprehensive income as presented in the financial statements of stockholders’ equity include net income and unrealized gains and losses from foreign currency translation.

Segment Reporting

The Company follows ASC 280, “Segment Reporting”, that requires a company to report financial and descriptive information about its specified operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has two reportable operating segments—Bulk Liquid Storage and Liquid Feed Supplements, and one non-operating segment – Corporate. The Company does not allocate corporate operating, administrative and general expenses, interest income, or interest expense to the two operating segments.

Commitments and Contingencies

The Company leases land, office space, and equipment under non-cancelable operating leases with various expiration dates. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. The Company has not entered into any capital leases as defined by ASC 840, “Leases”. Future minimum lease payments under non-cancelable operating leases as of September 30, 2009 are disclosed at Note 19.

Earnings (loss) per share

The Company complies with the accounting and disclosure provision of ASC 260, “Earnings Per Share”. ASC 260 requires dual presentation of basic and diluted income (loss) per common share for all periods presented. Basic income per share excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and participating preferred shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional incremental shares to be issued upon the assumed exercise of stock warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The Company uses the treasury stock method to calculate the diluted earnings per share based on the outstanding warrants issued in the private placement, the initial public offering, and the over-allotment. The Series A convertible preferred stock is a participating security; therefore net income is allocated to both common stock and Series A convertible preferred stock based on the ratio of number of shares, if converted, to the total number of shares.

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

The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the bulk liquid storage and liquid feed supplement industries. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material. The Company provides storage of liquid products to ED&F Man, an affiliated customer that accounted for 20.1% and 18.6% of total bulk liquid storage revenue for the three and nine months ended September 30, 2009. At September 30, 2009, 18.4% of the Company’s accounts receivables were due from ED&F Man. See Related-Party Transactions (Note 6) for further discussions of affiliate transactions.

Subsequent Events

In accordance with ASC 855, “Subsequent Events”), the Company evaluates events or transactions that occur during the period after the balance sheet date for potential recognition or disclosure in the financial statements. The Company has evaluated events and transactions that occurred through November 9, 2009.

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

(in thousands)
Cash	$103,000
Company common stock	63,120
Company preferred stock	107,367
Contingent consideration	69,924
Working capital and other adjustments	1,148

Total allocable purchase price	$344,559

Accounts receivable	38,163
Inventories	20,135
Prepaid expenses and other current assets	1,591
Goodwill and intangibles	97,675
Property, plant & equipment	290,735
Other non current assets	4,281
Current liabilities	(41,425)
Long term liabilities	(66,596)

Total preliminary purchase price allocation	$344,559

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

The following table summarizes the Company’s business combinations completed from January 1, 2009 through September 30, 2009. All businesses were acquired and completed on May 28, 2009 at 100% ownership unless stated otherwise. The acquisitions and operating businesses are as follows:

Acquired Business	Business Segment
Westway Terminal Co. LLC	Bulk liquid storage
Westway Terminals Nederland B.V	Bulk liquid storage
Westway Terminals UK Ltd	Bulk liquid storage
Westway Terminals Hibernian Ltd	Bulk liquid storage
Westway Terminals Poland Sp. Zoo.	Bulk liquid storage
Westway Terminals Nederland B.V	Bulk liquid storage
Westway Terminals Korea Ltd	Bulk liquid storage
Westway Terminals Esbjerg ApS	Bulk liquid storage
Westway Terminal & Feed Canada ULC (previously ED&F Man Liquid Products ULC)	Bulk liquid storage/Liquid feed supplements
Westway Feed Products, LLC	Liquid feed supplements
Sunnyside Feed LLC (51% owned)	Liquid feed supplements
Westway (Australia) PTY Ltd	Liquid feed supplements
Champion Liquid Feeds (50% owned associate)	Liquid feed supplements

The following are pro forma unaudited consolidated statements of operations for the Company for the three and nine months ended September 30, 2009 and 2008 assuming the acquisition of the acquired business occurred on January 1, 2009 and 2008, respectively.

WESTWAY GROUP, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 (Pro Forma)	2009 (Pro Forma)	2008 (Pro Forma)
Net revenue
Bulk liquid storage	$17,609	$19,197	$52,451	$55,027
Liquid feed supplements	56,096	75,014	187,666	210,642

Total net revenue	73,705	94,211	240,117	265,669
Costs of sales – liquid feed supplements	44,852	60,934	152,410	172,566

Gross profit	28,853	33,277	87,707	93,103
Other operating costs and expenses	11,782	13,320	38,848	39,673
Depreciation	3,985	3,535	11,420	10,339
Selling, general and administrative expenses	7,188	8,006	21,438	21,710

Total operating expenses	22,955	24,861	71,706	71,722

Operating income	5,898	8,416	16,001	21,381

Other expenses
Interest, net	(462)	(640)	(2,527)	(2,351)
Loss on disposal of property, plant, and equipment	(40)	(66)	(48)	(76)

Total other expenses	(502)	(706)	(2,575)	(2,427)

Income before income tax benefit (provision) and equity in earnings of unconsolidated subsidiary	5,396	7,710	13,426	18,954
Income tax provision	(1,312)	(2,609)	(4,043)	(6,758)
Equity in earnings of unconsolidated subsidiary	3	(49)	(243)	(159)

Net income	4,087	5,052	9,140	12,037

Non-controlling interest in loss of subsidiary	59	17	85	36

Net income attributable to Westway Group, Inc. from continuing operations	$4,146	$5,069	$9,225	$12,073
Net income (loss) attributable to Westway Group, Inc. from discontinued operations, net of tax (1)	—	(68)	—	822
Net income attributable to Westway Group, Inc.	4,146	5,001	9,225	12,895
Preferred dividends	(1,062)	(1,062)	(3,187)	(3,187)

Net income applicable to common stockholders	$3,084	$3,939	$6,038	$9,708

Weighted average number of common shares equivalent outstanding:

Basic (2)	57,448,566	57,448,566	57,414,119	57,414,119

Diluted (3)	57,448,566	57,448,566	57,414,119	57,414,119
Earnings per share of common stock:

Basic	$0.05	$0.07	$0.11	$0.17

Diluted	$0.05	$0.07	$0.11	$0.17
Basic and diluted earnings per share attributable to Series A redeemable convertible preferred stock	$0.05	$0.07	$0.11	$0.17
Basic and diluted earnings per share attributable to common shares	$0.05	$0.07	$0.11	$0.17
Series A redeemable convertible preferred stock weighted average shares outstanding, basic and diluted (2)	30,886,830	30,886,830	30,886,830	30,886,830
Common share weighted average shares outstanding, basic and diluted	26,561,736	26,561,736	26,561,736	26,561,736

(1)	In 2008, the Company exited the San Pedro, CA facility. This operation was reported in the bulk liquid storage segment in previous periods. Financial information for the 2008 periods presented above has been restated to remove the effects of this operation to reflect the reclassification from continuing to discontinued operations.
(2)	As the Series A convertible preferred stock is considered a participating security, we have included these shares within the basic computation of EPS under the two-class method.
(3)	As the warrants were issued with exercise prices ranging from $5.00 to $6.25, they are considered antidilutive for pro forma results of operations.

The Company derived the pro forma results of operations from (1) the unaudited consolidated financial statements of the acquired business from January 1, 2008 to September 30, 2008 and from January 1, 2009 to May 28, 2009 (the date of the business combination), (2) the unaudited consolidated results of operations of the Company for the 125 days beginning May 29, 2009 and ending September 30, 2009, and (3) the unaudited consolidated financial statements of Shermen from January 1, 2008 to September 30, 2008 and from January 1, 2009 to May 28, 2009 while operating as a special purpose acquisition company. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma information includes interest expense based on historical borrowings and average interest rates of the acquired business for the reporting periods presented. Previously, ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments include increased depreciation expense as a result of the application of the purchase method of accounting based on the preliminary fair values assigned to the tangible assets of the acquired business in accordance with ASC 850. The pro forma results of operations do not include business combination costs of $13.7 million, formation and operating costs associated with Shermen, or interest income from the trust account held by Shermen.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Accounting Standards Codification (ASC) is now the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This ASC topic supersedes all existing non-SEC accounting and reporting standards. All other non-SEC accounting literature excluded from the ASC has become non-authoritative. SFAS 168, as codified by ASC 105, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 impacted our financial statement disclosures, but did not affect our consolidated financial position or results of operations.

In April 2009, the FASB issued ASC 850-20, “Business Combinations – Identifiable Assets, Liabilities, and any Noncontrolling Interest”, which requires the assets acquired and liabilities assumed in a business combination that arise from contingencies (herein referred to as “pre-acquisition contingencies”) be recognized at fair value, in accordance with ASC 820, “Fair Value Measurements and Disclosures”, if the fair value can be determined during the measurement period. The FASB believes that fair value can be determined for many warranty obligations. The Company does not expect the changes associated with the adoption of ASC 850-20 to have a material effect on the determination or reporting of our financial results.

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

During each of the financial periods presented, the Company provided storage of liquid products to ED&F Man. For the three and nine months ended September 30, 2009, net revenue earned from ED&F Man by Westway were $3.5 million and $4.4 million, representing 20.1% and 18.6% of total bulk liquid storage net revenue for the respective financial periods.

In addition, during each of the financial periods presented, the Company acquired molasses from ED&F Man for its liquid feed supplements business. For the three and nine months ended September 30, 2009, the costs of purchases from ED&F Man were $18.8 million and $25.5 million for the respective financial periods. These costs are included in cost of sales in the combined statements of income.

As a consequence of these relationships, the combined financial statements of the Company include amounts owing from ED&F Man and amounts payable to ED&F Man in respect of the bulk liquid storage and liquid feed supplements businesses as of September 30, 2009 and are disclosed within notes 12 and 14 presented within these financial statements.

ED&F Man Treasury, an affiliate of ED&F Man, indirect holder of 49.5% of the common stock in the Company, provided the Company with a two year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that is scheduled to mature on January 8, 2010. Interest accrues on amounts borrowed under the facility and borrowing line at LIBOR plus 3.5%, and a commitment fee of 1.4% is payable on any undrawn, uncancelled portion of the facility. A facility fee of up to $1.5 million will be payable to ED&F Man in the event that the facility has not been refinanced by November 28, 2009. At September 30, 2009, the utilized portion of this credit facility and borrowing line was $65.0 million in borrowings, and the floating interest rate was approximately 3.75%.

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

The company has a participation agreement with a captive insurance company owned by ED&F Man. The captive underwrites the self -insured portion of certain risks insured by the Company through the captive and charges a premium for the first layer claims exposure. Under this agreement all transactions of the Company are segregated from ED&F Man’s business. The Company paid the captive $36,000 and $347,000 related to premiums for the three and nine months ended September 30, 2009. No premiums were paid in 2008.

7. EARNINGS (LOSS) PER SHARE

The Company calculated earnings (loss) per share in accordance ASC 260, “Earnings Per Share”. The Series A convertible preferred stock is a participating security because it may participate in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares, if converted, to the total number of shares. We have included these shares within the computation of EPS under the two-class method for the three months ended September 30, 2009, but not for the nine months ended September 30, 2009 because the effect of converting all outstanding convertible preferred shares into common shares would have an antidilutive impact as a result of the Company’s net loss. The Company has included the effect of the preferred dividends in the numerator for both the three and nine months ended September 30, 2009 as it is deemed a contractual obligation.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009 (1)	2008
Numerator
Net Income (Loss) Applicable to Common Stockholders - Basic	$3,084	$342	$(6,895)	$832
Net Income (Loss) - Diluted	$4,146	$342	$(5,443)	$832

Denominator
Weighted average number of common shares equivalent outstanding:
Basic	57,376,045	19,550,001	22,733,765	19,550,001
Plus:
Effect of dilutive outstanding warrants	—	4,196,815	—	3,958,137

Diluted	57,376,045	23,746,816	22,733,765	23,508,138

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders—Basic	$0.05	$0.02	$(0.30)	$0.04
Net Income Available to Common Stockholders—Diluted	$0.05	$0.01	$(0.30)	$0.04
Basic and diluted earnings per share attributable to Series A redeemable convertible	$0.05	—	—	—
Basic and diluted earnings per share attributable to common shares	$0.05	—	—	—
Series A redeemable convertible preferred stock weighted average shares outstanding, basic and diluted	30,886,830	—	—	—
Common share weighted average shares outstanding, basic and diluted	26,489,215	—	—	—

(1)	Nine months ended September 30, 2009 includes only 125 days of acquired business operations.

The number of shares of Series A convertible preferred stock were antidilutive for the nine months ended September 30, 2009.

The number of additional shares that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, are summarized as follows:

Three and nine months ending September 30, 2009
Public offering warrants	46,000,000
Founder warrants (2)	5,214,286
Underwriter options to purchase units, with one share of common stock per unit (2)	700,000
Underwriter options to purchase units, with two warrants per unit (2)	1,400,000

53,314,286

(2)	The Founder warrants and the underwriter options to purchase units have a potentially less dilutive effect because they have a cashless exercise provision.

8. INVESTMENT IN TRUST ACCOUNT; MARKETABLE SECURITIES

As of September 30, 2009 there were no investment securities in the Company’s trust account. The securities have been utilized as a result of the Company completing the acquisition of the bulk liquid storage and feed supplements business on May 28, 2009. Investment securities at December 31, 2008 consisted of (a) approximately $138,444,809 in Treasury Bills and (b) approximately $1,000 in a mutual fund that invests in U.S. Treasury securities.

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

The Company has allocated an initial purchase price of $3.7 million for the fair value of the investment in CLF. Equity in earnings for the nine months ended September 30, 2009 were $9,000. Prior to 2009, the Company had no investments in an unconsolidated subsidiary.

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

10. BUSINESS COMBINATION EXPENSES

As defined by ASC 805, “Business Combinations”, acquisition-related costs are costs the acquirer incurs to effect a business combination. These costs include advisory, legal, accounting and other professional or consulting fees. In accordance with ASC 805, we have accounted for these business combination costs as expenses in the periods in which the costs were incurred and the services were received. The below table provides a breakout of business combination costs by category for the three and nine months ended September 30, 2009 (in thousands):

	Three months ended September 30, 2009	Nine months ended September 30, 2009
	(unaudited)	(unaudited)
Investment banking advisory	$—	$5,935
Legal	—	2,526
Accounting	—	4,660
Printing	—	463
Other	—	113

Total business combination expenses	$—	$13,697

11. PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment balances net of accumulated depreciation were as follows (in thousands):

September 30, 2009
(unaudited)
Land	$32,842
Property, plant and equipment – Bulk liquid storage	185,111
Property, plant and equipment – Feed supplements	53,947

271,900
Less: accumulated depreciation (since business combination)	(5,242)
Assets under construction, including capitalized interest of $437	35,394

Property, plant and equipment, net	$302,052

Prior to 2009, the Company had no property, plant, and equipment.

Depreciation expense was $4.0 million and $5.2 million for the three and nine month period to September 30, 2009 respectively (year ended December 31, 2008: $0).

12. ACCOUNTS RECEIVABLE

A summary of accounts receivable were as follows (in thousands):

As of September 30, 2009
(unaudited)
Trade accounts receivable from third parties, net of provision for bad & doubtful debts	$26,932
Trade accounts receivable from related parties	6,059
Other third party receivables	21

Total accounts receivable	$33,012

Prior to 2009, the Company had no accounts receivable.

13. INVENTORIES

A summary of inventories were as follows (in thousands):

As of September 30, 2009
(unaudited)
Finished Goods	$1,927
Raw materials	19,204
Supplies	73

Total inventories	$21,204

Prior to 2009, the Company had no inventories.

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses were as follows (in thousands):

	As of September 30, 2009	As of December 31 2008
	(unaudited)
Trade accounts payable to third parties	$8,915	—
Trade accounts payable to related parties	13,956	—
Payroll	6,913	—
Property tax	1,528	—
Other accrued expenses	6,967	200

Total accounts payable and accrued expenses	$38,279	$200

15. BORROWINGS UNDER CREDIT FACILITY

On August 6, 2009, the Company, Westway Holdings Netherlands BV, a wholly-owned indirect subsidiary of the Company (“Westway Netherlands”), and ED&F Man Treasury Management plc (“ED&F Man Treasury”) entered into a $100,000,000 facility agreement (the “Final Facility Agreement”). Under the Final Facility Agreement, ED&F Man Treasury agreed to make revolving credit loans in an aggregate principal amount at any time outstanding of up to $100.0 million to the Company, Westway Netherlands, and any other of the Company’s subsidiaries that the Company nominates and ED&F Man Treasury approves. ED&F Man Treasury is an affiliate of ED&F Man, a significant shareholder and strategic ally of the Company. The facility matures on May 27, 2011 and accrues interest on amounts borrowed at LIBOR plus 3.5%. A commitment fee of 1.4% is payable on any undrawn, uncalled portion of the facility and a fee of up to $1.5 million will payable to ED&F Man in the event that the facility has not been refinanced by November 28, 2009.

The Final Facility Agreement replaced and terminated the $100,000,000 facility agreement dated May 28, 2009, by and among the Company, Westway Netherlands, and ED&F Man Treasury (the “Interim Facility Agreement”) that was entered into upon the consummation of the business combination. The Interim Facility Agreement was entered into to facilitate the consummation of the business combination while a final document was being prepared. All substantive terms and conditions of the facility are consistent in both the initial and final versions of the Credit Agreement. As of September 30, 2009, the utilized portion of this credit facility was $65.0 million. The Company has complied with the terms and covenants of the credit facility.

16. INCOME TAXES

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Components of the provision for income taxes consist of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Current benefit (expense)
Federal	$(947)	$(263)	$(159)	$(624)
State and local	(107)	(111)	(18)	(373)
Foreign	(584)	—	(652)	—

Total current	$(1,638)	$(374)	$(829)	$(997)

Deferred benefit (expense)
Federal	146	97	2,478	278
State and local	132	28	284	29
Foreign	48	—	48	—

Total deferred	326	125	2,810	307

Income tax benefit (provision)	$(1,312)	$(249)	$1,981	$(690)

Effective tax rate benefit (charge)	(24)%	(42)%	26%	(45)%

The effective income tax rates differ from the federal statutory rate of 34% principally due to the differences in state and local income taxes and certain estimated non-deductible costs incurred relating to the finalization of the acquisition transaction.

17. EQUITY

As of September 30, 2009, there were outstanding 13,937,733 shares of the Company’s Class A common stock. The following transactions occurred on May 28, 2009 (a) the conversion of 9,189,990 shares of Class A common stock into the right to receive a portion of the trust account established in connection with our initial public offering, (b) the repurchase by us of 2,514,369 shares of Class A common stock, and (c) the cancellation by the Company of 3,266,608 shares of Class A common stock previously held by Shermen WSC Holding. The Company issued 120,000 shares of Class A common stock to Lazard Capital Markets LLC on August 5, 2009, in exchange for an aggregate purchase price of $600,000, which was paid through the offsetting of fees owed to Lazard by two of the Company’s wholly-owned subsidiaries. The Company also issued 38,700 shares of Class A common stock to Westway Group, Inc. non-executive employees on September 1, 2009.

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

The Company also issued in the name of Holdings, 30,886,830 newly-issued shares of Series A Convertible Preferred Stock. The shares were issued in a private placement not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the issuance of its shares of preferred stock and has not offered securities to the public in connection with this issuance. Cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock accrue on a quarterly basis. The holders of shares of Series A Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends and distributions paid on the shares of Common Stock.

On May 28, 2009, the Company delivered to an escrow agent for deposit into an escrow account 12,181,818 of the 30,886,830 newly issued shares of Series A Convertible Preferred Stock issued to Holdings as part of consideration for the business combination, pursuant to a stock escrow agreement. These shares will be released to ED&F Man only upon the achievement by the Company of certain earnings or share price targets as determined in the Stock Escrow Agreement.

The Company accounted for redeemable common stock in accordance with ASC 480, “Distinguishing Liabilities from Equity”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. At September 30, 2009, the Company did not have any redeemable common stock.

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

18. COMMITMENTS AND CONTINGENCIES

The following table sets forth our non-cancelable operating lease commitments as of September 30, 2009 (in thousands):

Operating Lease Commitments
3 months remaining in 2009	$980
2010-2011	7,194
2012-2013	6,351
Thereafter	23,754

Total	$38,279

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

In the normal course of business, we make investments in the property and facilities utilized by the bulk liquid storage and liquid feed supplements businesses. As a result, at any point in the financial calendar, we have outstanding contracts with third parties reflecting the cost of committed capital expenditures not yet incurred. At September 30, 2009, these commitments totaled $8.1 million.

The Company and ED&F Man have established a long-term molasses supply agreement, pursuant to which ED&F Man is the primary supplier of cane molasses to the Company, with a pricing mechanism which approximates market price.

19. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in two reportable operating segments—bulk liquid storage and liquid feed supplement, and one non-operating segment—Corporate. Prior to the business combination, the Company had no operating segments.

Bulk Liquid Storage

Our bulk liquid storage segment generates revenue through contracts by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Each of these sources of income is recorded net of any discounts, volume rebates, and sales taxes. These sources of income reflect the individual nature of the Company’s relationships with its global, regional or local customer bases, which typically comprise contracts spanning one or more years. Contracts vary according to the provision of services, ranging from the simple transloading of products from delivery into storage, but more typically extend into more complex product management and storage services. Fixed income services generate revenue from storage services at each of our terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks or combination of both. We recognize revenue from fixed income services in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and is based on tonnage. We recognize revenue for volume services as the volumes are entered into or withdrawn from its storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and are recorded at the time the service is provided. Provisions for ancillary services may be included in fixed price storage services or in volume or throughput income services. Revenue is recorded for the services available under each contract as the services are provided. Bulk liquid storage services are provided through a number of international locations, but are currently managed as one business from our headquarters in New Orleans, LA.

Liquid Feed Supplements

The liquid feed supplements segment generates income from liquid feed supplements, with a small proportion of income arising from solid or more traditional animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenue is recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the combined statements of income. Our liquid feed supplements segment incorporates a research and development program focused on delivering product that is distinct, based on customer, livestock and geographical requirements, and is capable of being varied to reflect commodity prices or other factors. The liquid feed supplements segment is organized around a series of broad regional territories in the United States that reflect the characteristics of beef cattle, dairy and feedlot markets. The liquid feed supplements segment is currently managed from, and headquartered in, Tomball, TX.

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments. The corporate segment includes interest expenses related to corporate debt and unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, and human resources.

Results of Operations by Business Segment and Geographic Region

The Company’s operations by business segment and by geographic region are as follows (in thousands):

Three Months Ended September 30, 2009

	Bulk Liquid Storage			Liquid Feed Supplements			Corporate	Total
	USA	Rest of World	Total	USA	Rest of World	Total
Total net revenue	$10,582	$7,027	$17,609	$54,784	$1,312	$56,096	$—	$73,705
Total cost of sales	—	—	—	44,039	813	44,852	—	44,852

Gross profit	10,582	7,027	17,609	10,745	499	11,244	—	28,853
Operating costs and expenses	4,227	3,419	7,646	4,029	107	4,136	—	11,782
Depreciation	2,218	759	2,977	980	23	1,003	5	3,985
Selling, general & administrative expenses	1,434	598	2,032	2,779	173	2,952	2,204	7,188

Income / (expense) from operations	2,703	2,251	4,954	2,957	196	3,153	(2,209)	5,898

Interest, net	4	(27)	(23)	(6)	(17)	(23)	(416)	(462)
Loss on disposal of property, plant & equipment	(61)	9	(52)	12	—	12	—	(40)

Total non-operating (expense) / income	(57)	(18)	(75)	6	(17)	(11)	(416)	(502)

Income (loss) before taxes	$2,646	$2,233	$4,879	$2,963	$179	$3,142	$(2,625)	$5,396

Capital expenditures	$11,326	$357	$11,683	$1,035	$—	$1,035	$19	$12,737

Plant, property & equipment – net	$149,562	$95,654	$245,216	$53,004	$3,461	$56,465	$371	$302,052

Goodwill and intangibles	$64,420	$14,473	$78,893	$17,428	$1,354	$18,782	$—	$97,675

Total assets	$218,649	$114,983	$333,632	$113,761	$16,151	$129,912	$8,902	$472,446

Nine Months Ended September 30, 2009

	Bulk Liquid Storage			Liquid Feed Supplements			Corporate	Total
	USA	Rest of World	Total	USA	Rest of World	Total
Total net revenue	$14,417	$9,277	$23,694	$73,944	$1,834	$75,778	$—	$99,472
Total cost of sales	—	—	—	59,853	1,235	61,088	—	61,088

Gross profit	14,417	9,277	23,694	14,091	599	14,690	—	38,384
Operating costs and expenses	5,892	4,019	9,911	5,792	157	5,949	476	16,336
Depreciation	2,898	1,010	3,908	1,294	30	1,324	11	5,243
Selling, general & administrative expenses	1,848	1,302	3,150	3,631	205	3,836	2,966	9,952
Business combination expense	—	—	—	—	—	—	13,697	13,697

Income / (expense) from operations	3,779	2,946	6,725	3,374	207	3,581	(17,150)	(6,844)

Interest, net	—	(53)	(53)	(5)	(28)	(33)	(541)	(627)
Loss on Disposal of Property, Plant & Equipment	(61)	9	(52)	12	—	12	—	(40)

Total non-operating (expense) / income	(61)	(44)	(105)	7	(28)	(21)	(541)	(667)

Income (loss) before taxes	$3,718	$2,902	$6,620	$3,381	$179	$3,560	$(17,691)	$(7,511)

Capital expenditures	$12,843	$699	$13,542	$1,284	$—	$1,284	$382	$15,208

Plant, property & equipment – net	$149,562	$95,654	$245,216	$53,004	$3,461	$56,465	$371	$302,052

Goodwill and intangibles	$64,420	$14,473	$78,893	$17,428	$1,354	$18,782	$—	$97,675

Total assets	$218,649	$114,983	$333,632	$113,761	$16,151	$129,912	$8,902	$472,446

The nine months ended September 30, 2009 includes only 125 days of acquired business operations.

The disclosures of segment and geographic data are based on preliminary values assigned in purchase accounting. See Note 4.

The Company had no operating segments for the three and nine months ended September 30, 2008.

20. POST BALANCE SHEET EVENTS

On October 15, 2009, the Company, through its wholly-owned subsidiary Westway Terminal Cincinnati LLC, completed the acquisition of the storage assets, contractual relationships, and property of Southside River-Rail Terminal, Inc. located in Cincinnati, Ohio. The purchase price for this acquisition was approximately $20 million in cash. The acquired terminal handles barges, rail and truck operations, and it has approximately 35 million gallons of bulk liquid storage capacity, consisting of over 45 tanks designed to meet the specialized storage, handling and transportation requirements of most types of liquid products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Understanding Our Financial Information

The discussion under “Results of Operations – Actual” on page 42 includes the results of the acquired business since May 29, 2009 only, and does not include the results of the acquired business before then. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations nor did it generate operating revenue, as it was considered a “special purpose acquisition company.”

The discussion under “Results of Operations – Pro Forma with Acquired Business” on page 49 includes selected pro forma financial information derived from the Company’s and the acquired business’ unaudited results, as if the Company and the acquired business were combined as of January 1, 2008.

The following discussion and analysis provides information management believes to be relevant to the readers understanding of our financial condition and results of operations. We begin this discussion and analysis with some general background related to our Company followed by a discussion of our operating segments. “Factors that Affect Financial Performance” are intended to give the reader an overview of the challenges and the direction of our business. We then discuss material ongoing arrangements with the ED&F Man group followed by an overview of the effects of the business combination and our critical accounting policies. The analysis then reviews our actual operating results followed by a discussion of our “Liquidity and Capital Resources,” our cash flows, and our financial commitments. We then review in detail the pro forma results of operations for the acquired business as if the acquired business were combined with us as of January 1, 2008. We conclude with a brief review of key performance indicators and recently issued accounting pronouncements.

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

The May 2009 Business Combination

Before 2009, our predecessor businesses were organized and managed on a combined basis as part of a division under a global company ED&F Man Holdings Limited (“ED&F Man”), which is headquartered in the United Kingdom. On November 25, 2008, a business combination agreement was signed whereby ED&F Man’s bulk liquid storage and liquid feed supplements businesses would be acquired by Shermen WSC Acquisition Corp. (“Shermen” renamed Westway Group, Inc. upon completion of the business combination) in exchange for common and preferred stock and cash. Previously, Shermen was organized in 2006 as a “special purpose acquisition company” solely for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business.

The business combination was completed on May 28, 2009, whereby the bulk liquid storage and liquid feed supplements businesses were acquired by Shermen. ED&F Man and its affiliates became the largest stockholder, owning 49.5% of the outstanding common stock and 100% of the Series A Convertible Preferred Stock—a portion of which was deposited into escrow for release upon the achievement of certain earnings or stock price targets—and the Company’s name was changed to “Westway Group, Inc.”

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

To facilitate the business combination and for other purposes, including working capital and capital expenditures, the Company and ED&F Man Treasury Management plc (“ED&F Man Treasury”) entered into a credit facility agreement whereby ED&F Man Treasury agreed to make available a $100 million two-year revolving credit facility to the Company. Additionally, ED&F Man Treasury agreed to provide an incremental $1 million foreign exchange facility, an incremental $5 million foreign currency overdraft facility, and a facility for standby and documentary letters of credit, bonds, and guarantees to the Company.

Lines of Business, Locations of Operations, and Principal Products and Services

We currently operate an extensive global network of 25 operating storage facilities providing 350 million gallons of total bulk liquid storage capacity (including capacity acquired in our recent Cincinnati terminal transaction on October 15, 2009) and 37 operating liquid feed supplement facilities producing approximately 1.7 million tons of liquid feed supplements annually.

Our bulk liquid storage business is a global business with infrastructure that includes a network of 25 terminals offering storage to manufacturers and consumers of agricultural and industrial liquids, located at key port and terminal locations throughout North America, in Western Europe, and in Asia. A key strategic aspect of our storage business is the fact that it has maintained a long-term presence in a number of highly critical, deep water ports from which it can offer its international customer base access to storage combined with the highest level of service in these important markets.

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

Our 37 manufacturing and distribution locations allow us to provide nutritional liquid feed supplements to the majority of the U.S. and Canadian livestock market. In addition, 8 of our facilities are positioned at deep water port locations, allowing for the more efficient receipt of imported ingredients such as molasses and condensed molasses solubles, and therefore provide a competitive advantage to us since approximately 40% of the molasses consumed for livestock supplements is imported. The balance of our manufacturing locations are either strategically located on navigable inland river systems or have direct railroad access.

Synergistically, the bulk liquid storage and liquid feed supplements businesses mutually benefit from co-location of facilities, including enhanced raw material supply logistics for liquid feed supplements and increased operational efficiency resulting from the exchange of cross-business knowledge. We currently own and/or lease 122 acres of developable land adjacent to our existing facilities.

The Company is headquartered in New Orleans, LA and has 484 employees world wide as of November 9, 2009.

Recent Developments: Opportunities, Challenges, and Risks

Recent developments since July 1, 2009 have created new opportunities for Westway.

We have taken advantage of several opportunities for acquisition and expansion. In July 2009, we acquired a bulk liquid storage facility, with 7.6 million gallons of capacity, located outside of San Francisco, California.

In August 2009, we launched an expansion to our Port Allen terminal facility, located at the Port of Greater Baton Rouge in Louisiana. Phase one of our expansion plan includes the construction of four 1-million gallon bulk liquid storage tanks. In September 2009, after having secured an additional long-term contract for storage at the Port Allen facility, we launched a second phase of the expansion, which is expected to provide an additional 1.47 million gallons of capacity, along with additional dock line and infrastructure, including truck loading and rail.

In October 2009, we completed the acquisition of the storage assets, contractual relationships, and property of Southside River Rail Terminal, Inc., located in Cincinnati, Ohio, which was one of the largest independent, full-service bulk liquid handling facilities in the Mid-West U.S. The purchase price was approximately $20 million. The new facility is located immediately adjacent to one of our existing liquid animal feed supplement operations, and it handles barges, rail and truck operations, with over 35 million gallons of bulk liquid storage capacity.

We currently have several major facilities under construction that are expected to come on-line later in 2009 that will add to our core earning capacity, notably Gray’s Harbor, located in Washington state, and phase 4 of our Houston No. 1 facility. Earnings from these facilities are not expected to be fully reflected in our results of operations until the first quarter of 2010.

In August 2009, the Company entered into a $100,000,000 revolving credit facility agreement with an affiliate of ED&F Man, a significant shareholder and strategic ally of the Company. The agreement replaced and terminated the $100,000,000 interim facility agreement that was previously entered into between the same parties upon the consummation of the business combination. The basic economic terms of the new agreement are substantially similar to the economic terms of the earlier agreement.

We are currently in negotiations with a syndicate of banks, financial institutions, and other lenders for a new credit facility that would replace the credit facility we currently have with ED&F Man. We expect a new credit facility will be a three-year, revolving credit facility with limits at least as high as those in our current credit facility with ED&F Man. Borrowings under a new facility are expected to be at floating rates of interest, secured by first priority security interests in most of our assets, and subject to various representations, warranties, and covenants, including financial covenants and covenants against incurring further indebtedness or further encumbering our assets.

During the quarter we also dealt with a change in management and the filing of a registration statement. In July 2009, Bryan Shoemaker notified the Company that he was resigning as President of Westway Feed Products, LLC, a subsidiary of the Company, at the end of the month, to pursue other opportunities. Steve Boehmer was appointed Executive Vice President (and acting president) of Westway Feed as of August 1, 2009, and President of Westway Feed in September 2009. Mr. Boehmer previously served as Vice President Operations of Westway Feed or its predecessor from January 2003 to July 2009 and as National Operations Manager of the predecessor from August 1999 to January 2003. He has over 34 years of experience in the feed industry.

In August 2009, we filed with the SEC our Post-Effective Amendment No. 2 to our registration statement on Form S-1 relating to the shares of our Class A common stock, par value $0.0001 per share, issuable upon exercise of warrants that we previously issued to investors in connection with our initial public offering. The post-effective amendment became effective on August 7, 2009.

Our statements about our corporate plans, including our expansion plans, their cost, and their effect on our terminal capabilities and storage capacity, are forward-looking and therefore involve not only opportunities and challenges but also risks. Important factors that could cause our actual results to differ materially include our ability to obtain necessary financing on reasonable terms, changes in demand for bulk liquid storage or for liquid animal feed supplements, and unanticipated delays in construction or increased construction costs due to weather, disputes with contractors, or opposition by environmental groups, as well as our results of operations and general market conditions in the future.

Segments

Bulk Liquid Storage

Our bulk liquid storage segment generates revenue through contracts involving three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Each of these sources of income is recorded net of any discounts, volume rebates, and sales taxes. These sources of income reflect the individual nature of the Company’s relationships with its global, regional, or local customer bases, which typically comprise contracts spanning one or more years. Contracts vary according to the provision of services, ranging from the simple transloading of products from delivery into storage, but more typically extend into more complex product management and storage services. Fixed income services generate revenue from storage services at each of our terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks, or combination of both. We recognize revenue from fixed income services in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and is based on tonnage. We recognize revenue for volume services as the volumes are entered into or withdrawn from our storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and are recorded at the time the service is provided. Revenue is recorded for the services available under each contract as the services are provided. Bulk liquid storage services are provided through a number of international locations, but are currently managed as one business from our headquarters in New Orleans, LA.

Liquid Feed Supplements

The liquid feed supplements segment generates income from liquid feed supplements, with a small proportion of income arising from solid or other traditional animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenue is recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the statements of operations. Our liquid feed supplements segment incorporates a research and development program focused on delivering product that is distinct, based on customer, livestock, and geographical requirements, and is capable of being varied to reflect commodity prices or other factors. The liquid feed supplements segment is organized around a series of broad regional territories in the United States that reflect the characteristics of beef cattle, dairy, and feedlot markets. The liquid feed supplements segment is currently managed from, and headquartered in, Tomball, TX.

Corporate

Corporate operating expenses are not allocated to the Company’s reportable operating segments. The corporate segment includes interest expenses related to corporate debt and unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, and human resources.

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

Wherever possible we work to secure contractual commitments with third parties prior to construction in an effort to minimize the delay between construction of facilities and achievement of profitable levels of utilization. Results can be adversely affected when utilization rates remain low.

Our performance is linked to the underlying economic demand for access to the regional supply chain network and logistics infrastructure for delivering goods and services to the market. Our storage rates are driven by customer demand and the available bulk liquid storage capacity at each of our regional terminal locations. Fluctuations in commodity pricing and commodity imbalances can increase or reduce the market demand for storage. Demand for our services has remained consistent despite a slowdown in economic conditions due to our extensive regional network and the vital link we provide for the delivery of bulk liquid products to the downstream market.

Liquid Feed Supplements

Our liquid feed supplements business provides a range of liquid feed supplements to customers both large and small across a wide range of regions within the United States and Canada. Historically, customer relationships usually are long and, although particular sales are not generally contracted in excess of one month ahead of delivery, the relationships usually result in stable income streams. Even so, changes in the customer base do occur and do have an impact on our profitability. The business can be significantly affected by the overall health of the cattle and dairy markets.

Our performance is also affected by the underlying price of the agricultural by-products utilized in the business. The market prices of non-liquid feed stocks that compete directly with the liquid feed supplements business are dependent on conditions affecting their supply overall, such as climatic conditions that drive crop yield, quality, and availability. Accordingly, conditions of good or poor supply affect the demand for liquid feed supplements and pricing in turn. The liquid feed supplements business is potentially more affected by changes in the availability and quality of agricultural commodities because of its higher proportion of agricultural commodity costs to its total costs.

The liquid feed supplements business can be significantly affected by adverse weather conditions such as droughts, hard winters, and flooding. Moreover, the months of April through July are traditionally seasonal low months for our liquid feed supplements business. The second quarter is historically weaker than the first quarter, and the fall and winter months are normally the strongest.

Overall

The Company is subject to a number of risks that have the potential to influence the future profitability of both operating segments, as described below.

Our businesses operate in environments that require strict adherence to environmental protection and health and safety regulation. A significant event such as contamination, leakage, or other material damage has the potential to significantly harm our financial performance. We believe that our compliance with each of these requirements is at or above the best practice requirements and that we have a strong track record in this regard.

Price inflation that is not directly linked to agricultural commodities, such as consumer price inflation, can also affect the overall performance of the Company, particularly as it is reflected in employee compensation, energy, maintenance and construction costs. We do not consider the Company to be unduly affected by this factor compared with our competitors or the industry at large.

Finally, for additional information regarding important risks that may affect our business, financial condition, and operating results, see Part II, Item 1A, “Risk Factors” in this Form 10-Q.

Material Ongoing Arrangements with the ED&F Man Group

As a result of the business combination on May 29, 2009, ED&F Man and its affiliates became the Company’s largest stockholder, owning 49.5% of the Company’s outstanding common stock and 100% of the Company’s Series A Convertible Preferred Stock, a portion of which was deposited into escrow for release upon the achievement of certain earnings or stock price targets.

Prior to the business combination, as a consequence of being owned by ED&F Man, the acquired businesses maintained a significant commercial relationship with the ED&F Man group. After the business combination, this relationship has continued with the following agreements.

Preferred Supplier Arrangements

The Company’s long-term relationship as a preferred supplier of bulk liquid storage to ED&F Man’s various trading divisions is a major part of our success and growth strategy. We believe that the ED&F Man relationship provides us with global expansion opportunities. As a preferred supplier, we expect to secure a minimum load volume that will support both existing and new locations.

Molasses Supply Contract

Molasses is an important ingredient utilized in our liquid feed supplement formulations. The Company and ED&F Man have established a long-term molasses supply agreement, pursuant to which ED&F Man will be our primary supplier of cane molasses, with a pricing mechanism which approximates market price.

Shared Services

The ED&F Man group has agreed to provide transitional services to us for a minimum period of twelve months following the business combination. ED&F Man will provide certain human resources, information technology, accounting administration, invoicing, and other services. In addition, we have agreed to provide transitional services to the ED&F Man group for a minimum period of twelve months following the business combination, consisting of the same type of services. Following this contracted period, transitional arrangements exist to facilitate the final separation of activities, function by function, at the mutual agreement of both parties.

Revolving Credit Facility

To facilitate the consummation of the business combination, ED&F Man Treasury provided us with a two year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that is scheduled to mature on January 8, 2010. Interest accrues on amounts borrowed under the facility at LIBOR plus 3.5%, and a commitment fee of 1.4% is payable on any undrawn, uncancelled portion of the facility.

Captive Insurance

The company has a participation agreement with a captive insurance company owned by ED&F Man. The captive underwrites the self -insured portion of certain risks insured by the Company through the captive and charges a premium for the first layer claims exposure. Under this agreement all transactions of the Company are segregated from ED&F Man’s business. The Company paid the captive $36,000 and $347,000 related to premiums for the three and nine months ended September 30, 2009. No premiums were paid in 2008.

Acquisition of Bulk Liquid Storage and Liquid Feed Supplements Business

On May 28, 2009, we completed the acquisition of the bulk liquid storage and liquid feed supplements business by effecting mergers of two of our wholly-owned subsidiaries with Westway Terminal Company, Inc. and Westway Feed Products, Inc., which were two former domestic subsidiaries of ED&F Man, and by purchasing the equity interests of certain foreign subsidiaries of ED&F Man engaged in the bulk liquid storage and liquid feed supplement businesses. The consideration we paid in connection with the closing of the business combination consisted of approximately 12.6 million newly-issued shares of our Class B common stock (fair value of $63.1 million), approximately 30.9 million newly-issued shares of our Series A Convertible Preferred Stock (fair value of $177.3 million), including 12.2 million escrowed shares for contingent earn-out payments that are to be released from escrow only if the Company achieves certain earnings or share price targets, and $103.0 million in cash, plus certain post closing adjustments of $1.1 million. If the targets are achieved in the form of shares released from escrow, the Company estimates the aggregate value of the consideration to be $344.6 million.

Accounting for the Acquisition

The acquisition of the bulk liquid storage and feed supplements business was accounted for under the purchase method as required by ASC 980, “Business Combinations”. In accordance with the purchase method of accounting, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values on the acquisition date of May 28, 2009. The purchase price allocation has not been finalized and is subject to change based upon recording actual transaction costs, finalization of working capital adjustments, and completion of appraisals of tangible and intangible assets of the acquired business. In valuing acquired assets and assumed liabilities, fair values were based on, but were not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased were to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets has been recorded as goodwill. At September 30, 2009, the carrying value of goodwill associated with our acquisition of the bulk liquid storage and liquid feed supplements business totaled approximately $97.7 million.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”, at prices fixed by contract or purchase orders and upon delivery of the service or product to the customer.

The Company generates revenue through contracts from its bulk liquid storage business by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Fixed income services generate revenue from storage services at each of the Company’s terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks or combination of both. The Company recognizes revenue from fixed income contracts in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and is based on tonnage. The Company recognizes revenue for volume services as the volumes are entered into or withdrawn from its storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and are recorded at the time the service is provided. Provisions for ancillary services may be included in fixed price storage services or in volume or throughput income services. Revenue is recorded for the services available under each contract as the services are provided.

The Company generates revenue from its liquid feed supplements business through sales of liquid and dry animal feed supplements. Revenue is recognized upon delivery.

Revenue is recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the statements of operations.

The Company provides for sales returns and allowances, as a reduction of revenue, at the time of shipment and makes estimates of these amounts based on historical experience.

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

Business Combinations

The Company accounts for business combinations under the provisions of ASC 980, “Business Combinations”. ASC 980 provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. ASC 980 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures”, for financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under ASC 820, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

ASC 820 requires the use of valuation techniques that are consistent with one or more of the market approaches, the income approach, or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The principles in ASC 820 are utilized in accounting for the acquired business. The allocation of the purchase price to the fair values of the acquired assets and liabilities is outlined below, with the Company preliminarily recording the acquisition-date fair values on the following major classes of consideration:

(in thousands)
Cash	$103,000
Company common stock	63,120
Company preferred stock	107,367
Contingent consideration	69,924
Working capital and other adjustment	1,148

Total allocable purchase price	$344,559

Accounts receivable	38,163
Inventories	20,135
Prepaid expenses and other current assets	1,591
Goodwill and intangibles	97,675
Property, plant & equipment	290,735
Other non current assets	4,281
Current liabilities	(41,425)
Long term liabilities	(66,596)

Total preliminary purchase price allocation	$344,559

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

Results of Operations - Actual

This section includes the results of the acquired business since May 29, 2009 only, and does not include the results of the acquired business before then. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations and generated no operating revenue, as it was considered a “special purpose acquisition company.”

Accordingly, while our operating results for the three months ended September 30, 2009 reflect our operations for the full quarter, our operating results for the nine months ended September 30, 2009 include the results of the acquired business operations for only the 125 days beginning May 29, 2009 and ending September 30, 2009. Prior to May 29, 2009, our efforts were limited to organizational activities, activities relating to the IPO, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to negotiating and consummating the acquisition, and activities relating to general corporate matters; we neither engaged in any operations nor generated any revenue, other than interest income earned on the proceeds of the initial public offering.

The following results for the three and nine months ended September 30, 2009 are presented along with the segregated results of post and pre acquisition operations to give the reader a better understanding of the business. The results for the three and nine months ended September 30, 2008 represent Shermen results only.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008
	Westway Group Inc.	Westway Group Inc.
Net revenue	$	$
Bulk liquid storage	17,609	—
Liquid feed supplements	56,096	—

Total net revenue	73,705	—
Cost of sales – liquid feed supplements	44,852	—

Gross profit	28,853	—
Operating costs and expenses	11,782	295
Depreciation	3,985	—
Selling, general and administrative expenses	7,188	—
Business combination expenses	—	—

Total operating expenses	22,955	295

Operating income/(loss)	5,898	(295)

Other income (expenses)
Interest income	12	886
Interest expense	(474)	—
Loss on disposals of property, plant & equipment	(40)

Total other income (expenses)	(502)	886
Income before income tax benefit (provision) and equity in loss of unconsolidated subsidiary	5,396	591
Income tax provision	(1,312)	(249)
Equity in earnings of unconsolidated subsidiary	3	—

Net income	4,087	342

Non-controlling interest in loss of subsidiary	59	—

Net income attributable to Westway Group, Inc.	4,146	342
Preferred dividends	(1,062)	—

Net income applicable to common stockholders	$3,084	$342

Results for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net revenue of $73.7 million consisted of revenue from our bulk liquid storage and liquid feed supplement operations for the three months ended September 30, 2009. The bulk liquid storage segment, representing 24% of total net revenue, generated revenue of $17.6 million from three primary sources: fixed income, volume related or “throughput” income, and income from ancillary services. The liquid feed supplements segment, representing the remaining 76% of total net revenue, generated $56.1 million of revenue from liquid feed supplement product sales, with a small proportion of revenue arising from solid or more traditional animal feeds. The volume of animal feed sold during the three months ended September 30, 2009 totaled 352,671 tons. Geographically, revenue of $65.4 million, representing 89% of total net revenue, arose in the United States, with $8.3 million realized outside of the United States representing the remaining 11%. $3.7 million of total net revenue, or 5%, came from transactions with the ED&F Man group.

Costs of sales totaling $44.9 million for the three months ended September 30, 2009 related to the cost of molasses and other ingredients in our liquid feed supplement operations, as well as promotional expenses.

Operating costs and expenses of $11.8 million included costs of operating our bulk liquid storage and liquid feed supplement facilities for the three months ended September 30, 2009. Major components of these costs included payroll, repairs, utilities, and insurance. Of the total operating costs and expenses, the bulk liquid storage segment represented 65%, and the liquid feed supplement segment represented 35%. For the three months ended September 30, 2008, formation and operating expenses of $295,000 reflected Shermen’s costs to identify a business acquisition.

Depreciation expenses of $4.0 million for the three months ended September 30, 2009 consisted of the depreciation of fixed assets utilized in our bulk liquid storage and liquid feed supplement operations.

Selling, general, and administrative expenses of $7.2 million included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations for the three months ended September 30, 2009. Also included were corporate general and administrative costs.

Operating income of $5.9 million for the three months ended September 30, 2009 included $5.0 million from the bulk liquid storage segment and $3.1 million from the liquid feed supplements segment. The corporate segment reported a $2.2 million operating loss.

Interest income for the three months ended September 30, 2009 was minimal at $12,000. For the three months ended September 30, 2008, $886,000 of interest income came from the trust account held by Shermen as a consequence of funds raised through our initial public offering of approximately $136.9 million.

Interest expense for the three months ended September 30, 2009 of $474,000 reflected interest on the Company’s credit facility and borrowing line with ED&F Man Treasury at an interest rate of one-month London Interbank Offered Rate, or LIBOR, plus 3.5% per year. Interest expense was reduced by $413,000 for the three months ended September 30, 2009 as a result of capitalized interest.

Income tax provision for the three months ended September 30, 2009 was $1.3 million, compared to $249,000 for the three months ended September 30, 2008. The effective tax rate was 24% and 42%. The most significant items affecting our effective tax rate were the differences in state, local, and foreign income taxes and certain estimated non-deductible costs incurred relating to the finalization of the acquisition transaction.

Preferred dividends for the three months ended September 30, 2009 of $1.1 million reflected dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share. There was no preferred stock issued in 2008.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

					Nine months ended September 30, 2009	Nine months ended September 30, 2008
	Westway Group Inc. From May 29, 2009 to September 30, 2009		Shermen From January 1, 2009 to May 28, 2009		Westway Group Inc.	Westway Group Inc.
Net revenue	$		$		$	$
Bulk liquid storage		23,694		—	23,694	—
Liquid feed supplements		75,778		—	75,778	—

Total net revenue		99,472		—	99,472	—

Cost of sales – liquid feed supplements		61,088		—	61,088	—

Gross profit		38,384		—	38,384	—

Operating costs and expenses		15,860		476	16,336	686
Depreciation		5,243		—	5,243	—
Selling, general and administrative expenses		9,952		—	9,952	—
Business combination expenses		13,697		—	13,697	—

Total operating expenses		44,752		476	45,228	686

Operating loss		(6,368)		(476)	(6,844)	(686)

Other income (expense)
Interest income		17		138	155	2,208
Interest expense		(782)		—	(782)	—
Loss on disposals of property, plant & equipment		(40)		—	(40)	—

Total other income (expense)		(805)		138	(667)	2,208
Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary		(7,173)		(338)	(7,511)	1,522
Income tax benefit (provision)		1,920		61	1,981	(690)
Equity in earnings of unconsolidated subsidiary		9		—	9	—

Net income (loss)		(5,244)		(277)	(5,521)	832

Non-controlling interest in loss of subsidiary		78		—	78	—

Net income (loss) attributable to Westway Group, Inc.		(5,166)		(277)	(5,443)	832

Preferred dividends		(1,452)		—	(1,452)	—
Net (loss) income applicable to common stockholders		$(6,618)		$(277)	$(6,895)	$832

Results For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

As noted above, our operating results for the nine months ended September 30, 2009 include the results of the acquired business operations for only the 125 days beginning May 29, 2009 and ending September 30, 2009.

Net revenue of $99.5 million consisted of revenue from our bulk liquid storage and liquid feed supplement operations for the 125 days ending September 30, 2009. The bulk liquid storage segment, representing 24% of total net revenue, generated revenue of $23.7 million from three primary sources: fixed income, volume related or “throughput” income, and income from ancillary services. The liquid feed supplements segment, representing the remaining 76% of total net revenue, generated $75.8 million of revenue from liquid feed supplement product sales, with a small proportion of revenue arising from solid or more traditional animal feeds. The volume of animal feed sold during the 125 days ending September 30, 2009 totaled 474,502 tons. Geographically, revenue from both segments of $88.4 million representing 89% of total net revenue arose in the United States, with $11.1 million realized outside of the United States, representing the remaining 11%. $4.6 million of total net revenue, or 5%, came from transactions with the ED&F Man group.

Costs of sales totaling $61.1 million for the 125 days ended September 30, 2009 related to the cost of molasses and other ingredients in our liquid feed supplement operations, as well as promotional expenses.

Operating costs and expenses of $16.3 million included costs of operating our bulk liquid storage and liquid feed supplement facilities for the 125 days ending September 30, 2009. Major components of these costs included payroll, repairs, utilities, and insurance. Of the total operating costs and expenses, the bulk liquid storage segment represented 60%, and the liquid feed supplement segment represented 37%. For the nine months ended September 30, 2009 and 2008, formation and operating expenses of $476,000 and $686,000 respectively reflected Shermen’s costs to identify a business acquisition. The $476,000 made up the remaining 3% of total operating costs in the nine months ended September 30, 2009.

Depreciation expenses of $5.2 million for the 125 days ended September 30, 2009 consisted of depreciation of fixed assets utilized in our bulk liquid storage and liquid feed supplement operations for 125 days ended September 30, 2009.

Selling, general, and administrative expenses of $10.0 million included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations for 125 days ended September 30, 2009. Also included were corporate general and administrative costs.

Business combination expenses related to acquisition-related costs incurred to effect the business combination. These costs included advisory, investment banking, legal, accounting, and other professional or consulting fees. For the nine months ended September 30, 2009, these costs totaled $13.7 million. There were no such costs incurred for the nine months ended September 30, 2008.

Operating loss of $6.8 million included corporate costs of $17.1 million, including $13.7 million of business combination expenses. This was partially offset by operating income of $6.7 million from the bulk liquid storage segment and $3.6 million from the liquid feed supplements segment.

Interest income for the nine months ended September 30, 2009 and 2008 of $138,000 and $2.2 million respectively came from the trust account held by Shermen as a consequence of funds raised through our initial public offering of approximately $136.9 million. The remaining $17,000 of interest income for the nine months ended September 30, 2009 was the result of interest on excess cash.

Interest expense for the nine months ended September 30, 2009 of $782,000 reflected 125 days of interest on the Company’s credit facility and borrowing line with ED&F Man Treasury at an interest rate of one-month London Interbank Offered Rate, or LIBOR, plus 3.5% per year. Interest expense was reduced by $413,000 for the nine months ended September 30, 2009 as a result of capitalized interest.

Income tax benefit for the nine months ended September 30, 2009 was $2.0 million, compared to an income tax expense of $690,000 for the nine months ended September 30, 2008. The effective tax rate was 26% and (45%). The most significant items affecting our effective tax rate were the differences in state, local, and foreign income taxes and certain estimated non-deductible costs incurred relating to the finalization of the acquisition transaction.

Preferred dividends for the nine months ended September 30, 2009 of $1.5 million reflected 125 days of dividends payable on $30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share. There was no preferred stock issued in 2008.

Liquidity and Capital Resources

After the business combination on May 28, 2009, our capital requirements have been financed with cash flows from collections from customers in our bulk liquid storage and liquid feed supplements businesses, as well as borrowings under our credit facility. We require capital to fund ongoing operations, including purchases of raw materials including molasses, leases of land and equipment, capital expenditures, acquisitions, and payroll. The nature of our capital requirements are not expected to change significantly throughout the remainder of 2009. As for sources, we are currently in negotiations with a syndicate of banks, financial institutions, and other lenders for a new credit facility that would replace the credit facility we currently have with ED&F Man.

To facilitate the consummation of the business combination, ED&F Man Treasury provided us with a two year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that is scheduled to mature on January 8, 2010. Interest accrues on amounts borrowed under the facility at LIBOR plus 3.5%, and a commitment fee of 1.4% is payable on any undrawn, uncancelled portion of the facility. A facility fee of up to $1.5 million will be payable to ED&F Man in the event that the facility has not been refinanced by November 28, 2009. At September 30, 2009, the utilized portion of this credit facility was $65.0 million in borrowings and $40.0 million was available. As of September 30, 2009, the floating interest rate on our credit facility was approximately 3.75%.

We are currently in negotiations with a syndicate of banks, financial institutions, and other lenders for a new credit facility that would replace the credit facility we currently have with ED&F Man. We expect a new credit facility will be a three-year, revolving credit facility with limits at least as high as those in our current credit facility with ED&F Man. Borrowings under a new facility are expected to be at floating rates of interest, secured by first priority security interests in most of our assets, and subject to various representations, warranties, and covenants, including financial covenants and covenants against incurring further indebtedness or further encumbering our assets.

We have made, and expect to continue to make additional, short-term draws on our revolving credit facility (whether the current facility or a replacement) to satisfy any needed amounts for scheduled capital expenditure requirements or for other corporate purposes. Any liquidity in excess of our operating expenses and planned capital expenditures is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy, which at this time is focused on expanding our bulk liquid storage business.

We believe that our current cash and cash equivalents, revolving credit facility (whether the current facility or a replacement) and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, to make our planned capital expenditures, and to meet our commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economic condition.

Cash Flows

Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $138.2 million at December 31, 2008, to $17.2 million at September 30, 2009, as a result of the release of $138.0 million in cash held in our trust account to fund the business combination on May 28, 2009, partially offset by the working capital balance of the acquired business at the time of the business combination as well as by the changes to our working capital since the business combination.

Cash and cash equivalents increased in the first nine months of 2009 by $1.2 million to a total of $1.4 million. This increase was a result of cash provided by investing activities of $23.3 million, offset by cashed used in operating activities of $4.1 million and cash used in financing activities of $18.6 million.

Operating Activities

Cash flows used by operating activities were $3.3 million after $13.7 million of one time business combination expenses for the nine months ended September 30, 2009 compared to cash flows used of $194,000 for the nine months ended September 30, 2008. The increase in operating cash flows used for the nine months ended September 30, 2009 was the result of the business combination on May 28, 2009. Operating activities for the remainder of 2009 are expected to generate positive cash flow.

Investing Activities

Net cash provided by investing activities increased by $23.3 million during the nine months ended September 30, 2009, primarily from the release of $138.4 million in cash held in our trust account at the closing of the business combination, partially offset by $99.5 million paid to ED&F Man as consideration for the acquired business. For the nine months ended September 30, 2009, capital expenditures for the bulk liquid storage and liquid feed supplements businesses were $13.5 million and $1.3 million, respectively, with corporate office expenditures totaling $382,000. For the bulk liquid storage business, the most significant component of capital investments were investments at the Houston and Gray’s Harbor terminals, consistent with a strategy of investment in deep water locations and expansion of existing sites. Investing activities for the remainder of 2009 are expected to include additional costs related to our liquid bulk storage expansions.

Financing Activities

Net cash used in financing activities of $19.4 million for the nine months ended September 30, 2009 primarily resulted from the payment of $55.1 million upon redemption of 9,189,990 shares of common stock. The Company also repurchased 2,514,369 Class A common stock for $15.1 million during the nine months ended September 30, 2009, as well as paid a special cash dividend of $1.00 per share on Class A common stock totaling $11.4 million. These uses were partially offset by proceeds received from borrowings under our revolving credit facility and borrowing line with ED&F Man Treasury totaling $62.2 million for the nine months ended September 30, 2009. Financing activities for the remainder of 2009 are expected to include additional proceeds from borrowings under our revolving credit facility.

Significant non-cash financing activities included the issuance of 30,886,830 newly-issued shares of Series A Convertible Preferred Stock, with a fair value of $177.3 million, to ED&F Man as part of the consideration for the acquired business.

Commitments and Contractual Obligations

The following table sets forth our aggregate contractual obligations as of September 30, 2009 (in thousands):

	Total	3 months remaining in 2009	2010-2011	2012-2013	2014 Thereafter
Revolving credit facility	$64,986	$64,986	$—	$—	$—
Interest payments (1)	609	609	—	—	—
Operating lease commitments (2)	38,279	980	7,194	6,351	23,754
Capital commitments (3)	8,132	8,132
Molasses Purchase Obligation (4)	1,176,195	20,635	165,080	165,080	825,400

Total	$1,288,201	$95,342	$172,274	$171,431	$849,154

(1)	Interest payments for our revolving credit facility and borrowing line were calculated using the balance as of September 30, 2009 and the applicable average interest rate at quarter end of approximately 3.75%.
(2)	The Company has a substantial property portfolio, including bulk liquid storage facilities at major deep water port locations in the United States, the United Kingdom, the Netherlands, and elsewhere in Western Europe, along with liquid feed supplements processing and distribution facilities. Many of our bulk liquid storage and liquid feed supplements facilities are situated on land that is leased from port authorities under operating leases. We also have a small number of facilities leases and leases with railroad companies. Typically these leases extend beyond five years. For the purposes of determining periodic occupation costs, lease terms are calculated from the date we take possession of the facility, including any periods of free or reduced rent, and are calculated through any lease extensions available to us that are reasonably assured of being exercised
(3)	In the normal course of business, we make investments in the property and facilities utilized by the bulk liquid storage and liquid feed supplements businesses. As a result, at any point in the financial calendar, we have outstanding contracts with third parties reflecting the cost of committed capital expenditure not yet incurred. At September 30, 2009, these commitments totaled $8.1 million
(4)	The Company and ED&F Man have established a long-term molasses supply agreement, pursuant to which ED&F Man will be the Company’s primary supplier of cane molasses, with a pricing mechanism which approximates market price. The initial term of the molasses agreement is for a period of 10 years, after which the molasses agreement will automatically renew for successive one-year periods, unless either party gives notice of non-renewal. The estimated purchase obligation has been calculated using an average weighted price (including discounts) under the current price and volume commitments. The payments under the molasses supply agreement are subject to market risk.

Off Balance Sheet Arrangements

In connection with our initial public offering of units in 2007, we granted the representatives of the underwriters an option to purchase an aggregate of 700,000 units, with an option purchase price of $7.50 per unit. Each unit consists of one share of common stock and two warrants. The terms of the units subject to this option are identical to the units sold in our initial public offering except that (i) the exercise price for each warrant in the unit is $6.25 per share and (ii) the representatives can exercise this option through a cashless exercise mechanism. This option to purchase Units is now exercisable at any time, in whole or in part, and expires on May 24, 2011.

With the exception of operating lease commitments described in Note 18, “Commitments and Contingencies,” of our financial statements, we do not have any other off balance sheet arrangements.

Results of Operations – Pro Forma with Acquired Business

The actual results of operations of the Company for the three and nine months ended September 30, 2009 and 2008 do not provide a very meaningful basis for comparison since we were only an operating company during 2009 only for 125 days. To provide readers with a more meaningful comparison, we have presented the actual results of operations of the Company for the three months ended September 30, 2009 and the combined operational results of the Company together with the acquired business for the nine months ended September 30, 2009, and we compare them to the combined operational results of the Company together with the acquired business for three and nine months ended September 30, 2008. The following selected pro forma financial information was prepared from the Company’s and acquired business’ unaudited results, as if the Company and the acquired business were combined as of January 1, 2008.

The pro forma results of operations do not include business combination costs of $13.7 million, formation and operating costs associated with Shermen, or interest income from the trust account held by Shermen. The pro forma information includes an interest expense based on historical borrowings and average interest rates of the acquired business for the periods presented before May 29, 2009, since previously ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments include increased depreciation expense as a result of the application of the purchase method of accounting based on the fair values of the tangible assets of the acquired business. The pro forma adjustments for the periods before May 29, 2009 include assumed corporate general and administrative costs associated with operating as a public company, which were assumed to be comparable in amount to the costs after May 28, 2009. The unaudited pro forma financial statements were assembled based on financial statement information prepared and presented in accordance with GAAP.

The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of the adjusted pro forma results is not intended to be considered in isolation or as a substitute for the actual historical financial information prepared and presented in accordance with GAAP.

WESTWAY GROUP, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Bulk Liquid Storage				Liquid Feed Supplements				Corporate				Total
	Three months ended September 30,				Three months ended September 30,				Three months ended September 30,				Three months ended September 30,
	2009		2008 (Pro Forma)		2009		2008 (Pro Forma)		2009		2008 (Pro Forma)		2009		2008 (Pro Forma)
Net revenue	$		$		$		$		$		$		$		$
Third parties		14,073		15,767		55,972		75,014		—		—		70,045		90,781
Related parties - ED&F Man		3,536		3,430		124		—		—		—		3,660		3,430

Total net revenue		17,609		19,197		56,096		75,014		—		—		73,705		94,211

Cost of sales
Third parties		—		—		26,057		40,662		—		—		26,057		40,662
Related parties - purchases from ED&F Man		—		—		18,795		20,272		—		—		18,795		20,272

Total cost of sales		—		—		44,852		60,934		—		—		44,852		60,934

Gross profit		17,609		19,197		11,244		14,080		—		—		28,853		33,277

Operating costs and expenses		7,646		7,438		4,136		5,882				—		11,782		13,320
Depreciation		2,977		2,631		1,003		899		5		5		3,985		3,535
Selling, general and administrative expenses		2,032		2,835		2,952		2,967		2,204		2,204		7,188		8,006

Total operating expenses		12,655		12,904		8,091		9,748		2,209		2,209		22,955		24,861

Operating income (loss)		4,954		6,293		3,153		4,332		(2,209)		(2,209)		5,898		8,416

Other income (expense)
Interest, net		—		—		—		—		(462)		(640)		(462)		(640)
Loss on disposal of property, plant and equipment		(52)		—		12		(66)		—		—		(40)		(66)

Total other income (expense)		(52)		—		12		(66)		(462)		(640)		(502)		(706)

Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary		4,902		6,293		3,165		4,266		(2,671)		(2,849)		5,396		7,710

Income tax provision		—		—		—		—		(1,312)		(2,609)		(1,312)		(2,609)
Equity in income (loss) of unconsolidated subsidiary		—		—		—		—		3		(49)		3		(49)

Net income (loss)		4,902		6,293		3,165		4,266		(3,980)		(5,507)		4,087		5,052

Non-controlling interest in loss of subsidiary		—		—		—		—		59		17		59		17

Income (loss) from continuing operations		4,902		6,293		3,165		4,266		(3,921)		(5,490)		4,146		5,069

Net loss from San Pedro discontinued operations, net of tax		—		—		—		—		—		(68)		—		(68)
Net Income (loss) attributable to Westway Group, Inc.		4,902		6,293		3,165		4,266		(3,921)		(5,558)		4,146		5,001
Preferred dividends		—		—		—		—		(1,062)		(1,062)		(1,062)		(1,062)

Net income (loss) applicable to common stockholders		$4,902		6,293		3,165		4,266		$(4,983)		$(6,620)		$3,084		$3,939

Actual Results for the Three Months Ended September 30, 2009 Compared to the Pro Forma Results for the Three Months Ended September 30, 2008

Bulk Liquid Storage

Pro Forma Net Revenue

Including transactions between us and the ED&F Man group, total net revenue of the bulk liquid storage business decreased $1.6 million, or 8%, to $17.6 million in the three months ended September 30, 2009 when compared to $19.2 million in the three months ended September 30, 2008.

In the United States, a decrease in net revenue of $529,000, or 5%, to $10.6 million in the three months ended September 30, 2009 from $11.1 million in the three months ended September 30, 2008 reflected a decrease in excess throughput from prior year as customers were maintaining lower storage volumes due to economic conditions.

Outside of the United States, revenue decreased $1.1 million, or 13%, to $7.0 million in the three months ended September 30, 2009 from $8.1 million in the three months ended September 30, 2008. Reductions of revenue outside of the United States reflected lower throughput due to economic conditions. Lower foreign exchange rates for the Euro, the Pound Sterling, and the Canadian Dollar also negatively impacted the Company, with a combined negative impact on earnings from these three currencies of approximately 7%. Geographically, the largest foreign reduction in net revenue for the period was reflected in Canada and the UK.

Pro Forma Operating Expenses

Operating costs and expenses increased by $208,000, or 3%, to 7.6 million in the three months ended September 30, 2009 from $7.4 million in the three months ended September 30, 2008, driven mainly by increased security costs.

Pro Forma Depreciation

Depreciation costs increased by $346,000, or 13%, to $3.0 million in the three months ended September 30, 2009 from $2.6 million in the three months ended September 30, 2008. This was mainly due to capital investments in the United States.

Pro Forma Selling, General, and Administrative Expenses

For the three months ended September 30, 2009, selling, general and administrative expenses for the bulk liquid storage business decreased by $803,000, or 28%, to $2.0 million compared to $2.8 million in the three months ended September 30, 2008. This was mainly due to reduced payroll related costs in the United States, and the closure of the UK head office after the business combination in May 2009.

Pro Forma Operating Income

Operating income decreased by $1.3 million, or 21%, to $5.0 million in the three months ended September 30, 2009 from $6.3 million in the three months ended September 30, 2008, reflecting the impact of lower throughput and lower exchange rates in various European operations, as well as increased depreciation costs from our capital investments, partially offset by lower selling, general, and administrative costs. Operating margins decreased to 28% in the three months ended September 30, 2009 from 33% in the three months ended September 30, 2008.

Liquid Feed Supplements

Pro Forma Net Revenue

For the three months ended September 30, 2009, net revenue for the liquid feed supplements business was $56.1 million, which was a decrease of $18.9 million, or 25%, compared to net revenue of $75.0 million in the three months ended September 30, 2008. This decrease in net revenue was driven by a decrease in volume for the three months ended September 30, 2009 of 19% to 352,671 tons, compared to 433,947 tons for the three months ended September 30, 2008, reflective of lower demand due to customers shifting to lower cost feed alternatives from molasses-based feed blends as the industry attempts to maximize returns via lower cost of inputs. Adverse weather effects on customer demand and poor economic conditions in the dairy and cattle industries also continued to have an impact on sales volumes in dairy producing states, with dairy herd numbers down because of a dairy herd reduction program nationwide. A reduction in the range cattle business in the drought stricken Central/Southern Texas area has had a significant impact on lower feed volumes as well. Price per ton decreased by $13.80 in the three months ended September 30, 2009 from the three months ended September 30, 2008.

Pro Forma Cost of Sales

For the three months ended September 30, 2009, cost of sales for liquid feed supplements, including related party purchases from ED&F Man, was $44.9 million, which was a decrease of $16.1 million, or 26%, compared to cost of sales of $60.9 million in the three months ended September 30, 2008. The decrease was directly related to decreasing volumes and lower costs in key non-molasses raw material inputs, partially offset by higher molasses prices. Purchases of molasses from ED&F Man decreased by $1.5 million, or 7%, to $18.8 million in the three months ended September 30, 2009 from $20.3 million in the three months ended September 30, 2008 due to reduced volumes. Cost per ton decreased by $13.24 in the three months ended September 30, 2009 from the three months ended September 30, 2008.

Pro Forma Gross Profit

Gross profit decreased by $2.8 million, or 20%, for the three months ended September 30, 2009 compared to gross profit of $14.1 million for the three months ended September 30, 2008. Gross profit per ton decreased by $0.56 in the three months ended September 30, 2009 from the three months ended September 30, 2008.

Pro Forma Operating Expenses

Operating costs and expenses decreased by $1.7, or 30%, to $4.1 million in the three months ended September 30, 2009 from $5.9 million in the three months ended September 30, 2008, consistent with underlying cost control and reduced energy costs in the United States.

Pro Forma Depreciation

Depreciation costs of $1.0 million in the three months ended September 30, 2009 increased by $104,000 compared to $899,000 for the three months ended September 30, 2008 due to capital investments in the United States and Canada.

Pro Forma Selling, General, and Administrative Expenses

For the three months ended September 30, 2009 and 2008, selling, general and administrative expenses for liquid feed supplements remained consistent at $3.0 million.

Pro Forma Operating Income

For the three months ended September 30, 2009, the net effect of reduced volume and poor economic conditions in the U.S. dairy and cattle industries, partially offset by decreased operating and administrative costs, resulted in a decrease in operating income of $1.2 million, or 27%, to $3.1 million from $4.3 million in the three months ended September 30, 2008. Operating margin remained consistent at 6% for the three months ended September 30, 2009 and 2008.

Corporate

Pro Forma Selling, General and Administrative Expenses

Corporate selling, general and administration expenses for the three months ended September 30, 2008 were assumed to be comparable as for the three months ended September 30, 2009.

Pro Forma Interest Expense

Interest expense of $462,000 for the three months ended September 30, 2009 decreased by $178,000, or 28%, from $640,000 in the three months ended September 30, 2008, driven by increased capital interest as a result of more ongoing capital projects during 2009, partially offset by higher interest rates on borrowings.

Pro Forma Income Tax Provision

Income tax provision of $1.3 million for the three months ended September 30, 2009 decreased by $1.3 million from $2.6 million in the three months ended September 30, 2008. The change was primarily due to the impact of lower operating results from both the bulk liquid storage and liquid feed supplement segments in 2009.

Pro Forma Income from San Pedro Discontinued Operations

For the three months ended September 30, 2008, $68,000 of net losses related to the operations of our San Pedro, CA facility that was discontinued in September 2008.

Pro Forma Net Income (Loss) Applicable to Common Stockholders

Overall, net income applicable to common stockholders decreased by $855,000 million, or 22%, to $3.1 million in the three months ended September 30, 2009, compared to $3.9 million in the three months ended September 30, 2008, primarily resulting from a decrease in excess throughput in our bulk liquid storage operations, lower exchange rates in our foreign bulk liquid storage operations, and decreased volumes in our liquid feed supplements operations due to poor economic conditions in the U.S. dairy and cattle industries.

WESTWAY GROUP, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Bulk Liquid Storage			Liquid Feed Supplements				Corporate				Total
	Nine months ended September 30,			Nine months ended September 30,				Nine months ended September 30,				Nine months ended September 30,
	2009 (Pro Forma)		2008 (Pro Forma)	2009 (Pro Forma)		2008 (Pro Forma)		2009 (Pro Forma)		2008 (Pro Forma)		2009 (Pro Forma)		2008 (Pro Forma)
Net revenue	$		$—	$		$		$		$		$		$
Third parties		42,546	44,066		187,542		210,593		—		—		230,088		254,659
Related parties - ED&F Man		9,905	10,961		124		49		—		—		10,029		11,010

Total net revenue		52,451	55,027		187,666		210,642		—		—		240,117		265,669

Cost of sales
Third parties		—	—		96,258		118,978		—		—		96,258		118,978
Related parties - purchases from ED&F Man		—	—		56,152		53,588		—		—		56,152		53,588

Total cost of sales		—	—		152,410		172,566		—		—		152,410		172,566

Gross profit		52,451	55,027		35,256		38,076		—		—		87,707		93,103

Operating costs and expenses		22,598	21,952		16,250		17,721		—		—		38,848		39,673
Depreciation		8,404	7,483		2,975		2,815		41		41		11,420		10,339
Selling, general and administrative expenses		6,789	7,172		9,118		9,321		5,531		5,217		21,438		21,710

Total operating expenses		37,791	36,607		28,343		29,857		5,572		5,258		71,706		71,772

Operating income (loss)		14,660	18,420		6,913		8,219		(5,572)		(5,258)		16,001		21,381

Other income (expense)
Interest expense		—	—		—		—		(2,527)		(2,351)		(2,527)		(2,351)
Loss on disposal of property, plant and equipment		(71)	10		23		(86)		—		—		(48)		(76)

Total other income (expense)		(71)	10		23		(86)		(2,527)		(2,351)		(2,575)		(2,427)

Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary		14,589	18,430		6,936		8,133		(8,099)		(7,609)		13,426		18,954

Income tax provision		—	—		—		—		(4,043)		(6,758)		(4,043)		(6,758)
Equity in loss of unconsolidated subsidiary		—	—		—		—		(243)		(159)		(243)		(159)

Net income (loss)		14,589	18,430		6,936		8,133		(12,385)		(14,526)		9,140		12,037

Non-controlling interest in loss of subsidiary		—	—		—		—		85		36		85		36

Income (loss) from continuing operations		14,589	18,430		6,936		8,133		(12,300)		(14,490)		9,225		12,073

Net income from San Pedro Discontinued Operations, net of tax		—	—		—		—		—		822		—		822
Net Income (loss) attributable to Westway Group, Inc.		14,589	18,430		6,936		8,133		(12,300)		(13,668)		9,225		12,895
Preferred dividends		—	—		—		—		(3,187)		(3,187)		(3,187)		(3,187)

Net Income (loss) applicable to common stockholders		$14,589	$18430		$6,936		$8,133		$(15,487)		$(16,855)		$6,038		$9,708

Pro Forma Results for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Bulk Liquid Storage

Pro Forma Net Revenue

Total net revenue, including transactions between us and the ED&F Man group, decreased $2.6 million, or 5%, to $52.5 million in the nine months ended September 30, 2009 when compared to $55.0 million in the nine months ended September 30, 2008.

In the United States, an increase in net revenue of $1.0 million, or 3%, to $32.1 million in the nine months ended September 30, 2009 from $31.1 million in the nine months ended September 30, 2008 reflected the customer expansion in this business during the first six months of 2009, specifically in our Houston facilities, partially offset by a decrease in excess throughput in the third quarter of 2009.

Outside of the United States, revenue decreased 15% to $20.3 million in the nine months ended September 30, 2009 from $23.9 million in the nine months ended September 30, 2008. Reductions in revenue outside of the United States reflected lower ED&F Man molasses and third party throughput as customers were maintaining lower storage volumes due to economic conditions. Lower foreign exchange rates for the Euro, Pound Sterling, and Canadian Dollar also negatively impacted the Company, with a combined negative impact on earnings from these three currencies of approximately 12%. Geographically, the largest foreign reduction in net revenue for the period was reflected in Canada, the UK, and the Netherlands.

Pro Forma Operating Expenses

Operating costs and expenses of $22.6 million increased by $646,000, or 3%, in the nine months ended September 30, 2009 from $22.0 million in the nine months ended September 30, 2008, driven by increased facility security costs and repairs and maintenance, as well as the release of certain provisions relating to the Kansas City facility sale in April 2008.

Pro Forma Depreciation

Depreciation costs increased by $921,000, or 12%, to $8.4 million in the nine months ended September 30, 2009 from $7.5 million in nine months ended September 30, 2008. This was mainly due to capital investments in the United States.

Pro Forma Selling, General, and Administrative Expenses

For the nine months ended September 30, 2009, selling, general and administrative expenses for the bulk liquid storage business decreased by $383,000, or 5%, to $6.8 million compared to $7.2 million in the nine months ended September 30, 2008, This was mainly due to reduced payroll related costs in the United States and the closure of the UK head office after the business combination in May 2009.

Pro Forma Operating Income

Operating income decreased by $3.8 million, or 20%, to $14.7 million in the nine months ended September 30, 2009 from $18.4 million in the nine months ended September 30, 2008, reflecting the impact of lower ED&F Man molasses throughput and lower exchange rates in our European operations, as well as increased depreciation costs from our capital investments, partially offset by reduced selling, general, and administrative costs. Operating margins declined to 28% in the nine months ended September 30, 2009, from 33% in the nine months ended September 30, 2008.

Liquid Feed Supplements

Pro Forma Net Revenue

For the nine months ended September 30, 2009, net revenue for the liquid feed supplements business was $187.7 million, which was a decrease of $23.0 million, or 11%, compared to net revenue of $210.7 million in the nine months ended September 30, 2008. This decrease in net revenue was driven by a decrease in volume for the nine months ended September 30, 2009 of 14% to 1,154,557 tons, compared to 1,335,584 tons for the nine months ended September 30, 2008, reflective of lower demand due to customers shifting to lower cost feed alternatives from molasses-based feed blends as the industry attempts to maximize returns via lower cost of inputs. Adverse weather effects on customer demand and poor economic conditions in the dairy and cattle industries also continued to have an impact on sales volumes in dairy producing states, with dairy herd numbers down because of a dairy herd reduction program nationwide. A reduction in the range cattle business in the drought stricken Central/Southern Texas area has had a significant impact on lower feed volumes as well. Price per ton increased by $4.82 in the nine months ended September 30, 2009 from the nine months ended September 30, 2008.

Pro Forma Cost of Sales

For the nine months ended September 30, 2009, cost of sales for liquid feed supplements, including related party purchases from ED&F Man, was $152.4 million, which was a decrease of $20.2 million, or 12%, compared to cost of sales of $172.6 million in the nine months ended September 30, 2008. The decrease was directly related to decreasing volumes and lower costs in key non-molasses raw material inputs, partially offset by higher molasses prices. Purchases of molasses from ED&F Man increased by $2.6 million, or 5%, to $56.2 million in the nine months ended September 30, 2009 from $53.6 million in the nine months ended September 30, 2008 due to higher molasses prices. Cost per ton increased by $2.80 in the nine months ended September 30, 2009 from the nine months ended September 30, 2008.

Pro Forma Gross Profit

Despite the decrease of $2.8 million, or 7%, in gross profit for the nine months ended September 30, 2009 from the nine months ended September 30, 2008, gross profit per ton increased by $2.02 as selling prices were better relative to increased input costs.

Pro Forma Operating Expenses

Operating costs and expenses decreased by $1.5 million, or 8%, to $16.3 million in the nine months ended September 30, 2009 from $17.7 million in the nine months ended September 30, 2008, consistent with underlying cost control and reduced energy costs in the United States.

Pro Forma Depreciation

Depreciation costs of $3.0 in the nine months ended September 30, 2009 increased $160,000 compared to $2.8 million for the nine months ended September 30, 2008 due to capital investments in the United States and Canada.

Pro Forma Selling, General, and Administrative Expenses

For the nine months ended September 30, 2009, selling, general and administrative expenses for liquid feed supplements decreased by $203,000, or 2%, to $9.1 million compared to $9.3 million in the nine months ended September 30, 2008, reflecting modest cost reduction measures.

Pro Forma Operating Income

Operating income decreased by $1.3 million to $6.9 million in the nine months ended September 30, 2009 from $8.2 million in the nine months ended September 30, 2008, as a result of decreased volumes due primarily to poor economic conditions in the dairy and cattle industries. Operating margin remained consistent at 4% in the nine months ended September 30, 2009 and 2008.

Corporate

Pro Forma Selling, General and Administrative Expenses

Corporate selling, general and administration expenses for the nine months ended September 30, 2008 were assumed to be comparable as for the nine months ended September 30, 2009.

Pro Forma Interest Expense

Interest expense of $2.5 million for the nine months ended September 30, 2009 increased by $176,000, or 7%, from $2.4 million for the nine months ended September 30, 2008, driven by higher interest rates, as well as higher borrowings, partially offset by increased capital interest as a result of more ongoing capital projects during 2009.

Pro Forma Income Tax Provision

Income tax provision of $4.0 million for the nine months ended September 30, 2009 decreased by $2.7 million from $6.8 million in the nine months ended September 30, 2008. The change was primarily due to the impact of lower operating results from the bulk liquid storage and liquid feed supplements segments and by increased corporate expenses.

Pro Forma Income from San Pedro Discontinued Operations

For the nine months ended September 30, 2008, $822,000 of income related to the operations of our San Pedro, CA facility that was discontinued in September 2008.

Pro Forma Net Income (Loss) Applicable to Common Stockholders

Overall, net income applicable to common stockholders decreased by $3.7 million, or 38%, to $6.0 million in the nine months ended September 30, 2009, compared to $9.7 million in the nine months ended September 30, 2008, primarily resulting from lower ED&F Man molasses and third-party throughput and lower exchange rates in our foreign bulk liquid storage operations, poor economic conditions in the U.S. dairy and cattle industries impacting on liquid feed supplement sales volumes, the discontinued operations of our San Pedro facility in the U.S., and increased corporate administrative expenses.

Key Performance Indicators

In evaluating our financial performance, management has identified for this discussion and analysis the following key performance indicators, measured on an actual or pro forma basis consistent with the presentation in the section above entitled “Results of Operations – Pro Forma with Acquired Business”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (Actual)	2008 (1) (Pro Forma)	2009 (Pro Forma)	2008 (1) (Pro Forma)

Bulk liquid storage Operating Income Margin % (2)	28.1%	32.8%	27.9%	33.5%

Bulk liquid storage Percentage Capacity Utilization	96%	95%	96%	95%

Liquid feed supplements Gross Profit Margin % (3)	20.0%	18.8%	18.8%	18.1%

Liquid feed supplements Volume (tons)	352,671	433,947	1,154,557	1,335,584

(1)	Excludes income from San Pedro discontinued operations
(2)	Operating income margin % is derived from operating income divided by total net revenue
(3)	Gross profit margin % is derived from gross profit divided by total net revenue

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Accounting Standards Codification (ASC) is now the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This ASC topic supersedes all existing non-SEC accounting and reporting standards. All other non-SEC accounting literature excluded from the ASC has become non-authoritative. SFAS 168, as codified by ASC 105, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 impacted our financial statement disclosures, but did not affect our consolidated financial position or results of operations.

In April 2009, the FASB issued ASC 850-20, “Business Combinations – Identifiable Assets, Liabilities, and any Noncontrolling Interest”, that requires the assets acquired and liabilities assumed in a business combination that arise from contingencies (herein referred to as “pre-acquisition contingencies”) be recognized at fair value, in accordance with ASC 820, “Fair Value Measurements and Disclosures”, if the fair value can be determined during the measurement period. The FASB believes that fair value can be determined for many warranty obligations. The Company does not expect the changes associated with the adoption of ASC 850-20 to have a material effect on the determination or reporting of our financial results.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, including interest rate, foreign currency, and commodity risks. The adverse effects of potential changes in these market risks are discussed below. The following discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes of such magnitude, we would likely take actions to mitigate our exposure to such changes. We neither hold nor issue financial instruments for trading purposes, nor have we not entered into any derivative financial instrument transactions to manage or reduce market risk. A limitation that may cause the sensitivity analyses discussed below not to reflect fully the net market risk of the Company arises from assuming that hypothetical changes in market rates and prices move in the same direction with each risk category. The resulting sensitivity analyses do not incorporate information regarding the sign and amount of co-movements in prices or rates.

Except for any historical facts, this Item 3 consists of forward looking statements. Important factors that could cause our actual results to differ materially include any actions the Company may take in the future to manage its exposure to market risk, any entry by the Company into a new credit facility on different terms than the existing credit facility, and any substantial changes in the geographic distribution of our business.

Interest Rate Risk

The fair value of our cash and cash equivalents at September 30, 2009, approximated its carrying value due to the short-term duration. Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR. We currently do not manage our exposure to interest rates, but we may in the future. At September 30, 2009, we had outstanding borrowings of approximately $65.0 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2009, if market interest rates were to increase or decrease by 100 basis points, the potential annual increase or decrease in our earnings would be approximately $650,000.

Foreign Currency Exchange Rate Risk

We have wholly owned subsidiaries in many countries around the globe. We currently do not hedge our currency exposure, and fluctuations in exchange rates can materially affect our operating results. Future changes in exchange rates may positively or negatively impact our revenue, operating expenses and earnings. The Company is evaluating the possible future use of foreign currency hedging strategies where it deems appropriate.

The following table lists our foreign locations and the functional currency of each:

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Korea	Korean Won
Denmark	Danish Krone
Poland	Polish Zloty
Netherlands	Euro
Ireland	Euro
Australia	Australian Dollar

We have identified the Canadian Dollar, British Pound, and Euro as the currencies with the most potential to impact our net earnings. A hypothetical 10% increase or decrease in these three foreign currency exchange rates would have an annual total impact of approximately $975,000 on our net earnings.

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

Changes in Internal Control over Financial Reporting

On May 28, 2009, we acquired the bulk liquid storage and liquid feed supplements business of ED&F Man Holdings Limited (“ED&F Man”) in exchange for shares of our common stock and preferred stock and cash (the “business combination”). Before the business combination, we were a non-operating special-purpose acquisition company. The internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that we maintained before the business combination is no longer appropriate for us now that we are an operating company. The operating business we acquired was not previously a part of a company required to file reports under Section 13(a) or 15(d) of the Exchange Act and was not subject to the requirements of the Sarbanes-Oxley Act of 2002 with respect to internal control over financial reporting. We are in the process of establishing and revising our policies and procedures for internal control over financial reporting with respect to the acquired business, consistent with the requirements of the Sarbanes-Oxley Act. The changes we are making are expected to materially affect our internal control over financial reporting, since we are establishing new controls and procedures appropriate to our operating business.

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

You should carefully consider each of the following risks and all of the other information set forth elsewhere in this report. These risks and other factors may affect our forward-looking statements, including those contained in this report or made by us elsewhere, such as in investor calls or conference presentations. Please also see the section entitled “Forward-Looking Statements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this current report on Form 10-Q.

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

Our liquid feed supplements business relies to a significant extent on the ED&F Man group as a supplier of the raw materials used as components of our products. We intend to continue sourcing a substantial portion of these raw materials from the ED&F Man group in the future. In the event that we are unable to purchase these raw materials on reasonable terms from the ED&F Man group, we may be unable to find suitable alternatives to meet our raw material needs, which could adversely affect our financial condition and results of operations.

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

We note that in July 2009, Bryan Shoemaker, then President of Westway Feed Products, LLC, a subsidiary of the Company and one of our five most highly paid executives, resigned to pursue other opportunities. He has been replaced by Steve Boehmer, who previously served as Vice President Operations of Westway Feed or its predecessor from January 2003 to July 2009 and as National Operations Manager of the predecessor from August 1999 to January 2003. He has over 34 years of experience in the feed industry.

Cost overruns and delays in our expansion activities could adversely affect our business.

We currently have several significant expansion projects underway or planned. A variety of factors outside of our control, including weather or natural disasters, shortages of materials, construction equipment, or skilled labor, unforeseen engineering, geological, or environmental problems, poor performance by or disputes with contractors, opposition by environmental groups, or difficulties in obtaining permits or other regulatory approvals, could result in delays in construction or increased construction costs that have a material adverse effect on our return on investment, results of operations, or cash flows.

The unaudited pro forma condensed combined financial information is not necessarily an indication of our financial condition or results of operations.

The unaudited pro forma condensed combined financial statements contained in this Form 10-Q are not an indication of our financial condition or results of operations. The unaudited pro forma condensed combined financial statements have been derived from our and or predecessor’s historical financial statements and many adjustments and assumptions have been made after giving effect to the business combination. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy. As a result, our actual financial condition and results of operations may not be consistent with, or evident from, these pro forma financial statements.

Our issuance of preferred stock could adversely affect our common stockholders.

Our certificate of incorporation was amended and restated to authorize the issuance of additional shares of preferred stock with such designations, preferences and relative, participating, optional or special rights and such qualifications, limitations or restrictions as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue greater amounts of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for us and thereby potentially prevent stockholders from receiving the maximum value for their shares. Pursuant to our amended and restate certificate of incorporation, our board of directors is authorized to issue 40,000,000 shares of preferred stock. Currently, 33,000,000 shares of preferred stock are designated in our amended and restated certificate of incorporation as Series A Perpetual Convertible Preferred Stock, par value $.0001 per share, which we refer to herein as the “Series A Convertible Preferred Stock,” and there are an additional 7,000,000 shares of preferred stock available for designation.

Our outstanding warrants may be exercised in the future, which would result in dilution to our stockholders and increase the number of shares of our common stock eligible for future resale in the public market.

In connection with our initial public offering, we issued approximately 46.0 million warrants as components of the units. We also sold a total of approximately 5.2 million founder warrants to a number of our current and former directors and officers through our sponsor in a private placement concurrently with the initial public offering. We also issued options to the underwriters to purchase 700,000 units, each consisting of one share of common stock and two warrants, each exercisable for one share of common stock. All of these warrants likely will be exercised only if the exercise price is below the market price of our common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and will increase the number of shares of common stock eligible for resale in the public market. Sales of such shares of common stock in the public market could adversely affect the market price of our common stock.

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

At the closing of the business combination, we issued 12,624,003 shares of our Class B common stock and 18,705,012 shares of our Series A Convertible Preferred Stock (which are convertible into shares of our common stock), excluding those shares deposited into escrow, and excluding those shares of our sponsor to be held in escrow, in each case pending our achievement of the earnings or share price targets described under the heading “Certain Relationships and Related Transactions—Related Transactions—Stock Escrow Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009. At September 30, 2009, there were 13,937,733 shares of our Class A common stock and 12,624,003 shares of our Class B common stock outstanding. At September 30, 2009, there were also warrants outstanding to purchase an additional 51,214,286 shares of our Class A common stock. Moreover, on September 30, 2009, there were also outstanding options to purchase 700,000 units, each unit consisting of one Class A common share and two warrants, each exercisable for one Class A common share. Consequently, if on September 30, 2009, there had been exercised all of the outstanding warrants, all of the outstanding options, and all of the warrants issuable upon exercise of the options, the total number of Class A common shares outstanding would be 67,252,019. Excluding shares issuable upon the exercise of outstanding warrants, ED&F Man and its affiliates, collectively, own 49.5% of our outstanding common stock and our remaining stockholders own 50.5% of our outstanding common stock.

In addition, upon consummation of the business combination, we delivered to an escrow agent for deposit into an escrow account approximately 12.2 million shares of the Series A Convertible Preferred Stock, issued to ED&F Man, as part of the consideration for the business combination. These escrowed shares will be released to ED&F Man only upon our achievement of the earnings or share price targets referred to above. Subject to conditions set forth in our amended and restated certificate of incorporation, these shares of Series A Convertible Preferred Stock will be convertible into shares of our common stock.

Six months after the closing of the business combination, 1,000,000 shares of Class A common stock purchased by our sponsor prior to our initial public offering, but held in escrow, will be released to our sponsor from escrow if we achieve the earnings or share price performance targets referred to above.

The shares issued to ED&F Man are restricted and ED&F Man will not be able to transfer any of its shares of Series A Convertible Preferred Stock until 18 months after the closing of the business combination and, in the case of the shares of Series A Convertible Preferred Stock held in escrow, until such shares are released to ED&F Man upon the achievement by us of the earnings or share price targets referred to above. In addition, because ED&F Man’s shares of Class B common stock and Series A Convertible Preferred Stock will constitute “restricted stock,” they will be unable to be resold in the public market unless they are registered with the SEC, or are sold under an exemption from the SEC’s registration requirements.

However, the registration rights agreement entered into as a condition to the consummation of the business combination provides for registration rights with respect to those of our equity securities held by ED&F Man and the employees who participated in the ED&F Man 2009 Employee Trust, which is described under the heading “Certain Relationships and Related Transactions—Employee Trust Transactions” in the Prospectus filed by the Company with the SEC on August 7, 2009. From and after November 28, 2010 (18 months after the closing date of the business combination), ED&F Man will have the right to demand in writing that we register the public sale by ED&F Man of all or a portion of the shares of our common stock owned by ED&F Man and shares of our common stock into which shares of Series A Convertible Preferred Stock owned by ED&F Man are convertible, subject to customary limitations. ED&F Man may demand up to four long-form registrations and an unlimited number of short-form registrations. The minimum amount of the securities required to be registered must equal at least 10% of our issued and outstanding common stock (calculated on an as-converted basis) for both long- and short-form registrations, subject to customary limitations.

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

In addition, while ED&F Man is prohibited from converting shares of Series A Convertible Preferred Stock into shares of our common stock if and to the extent that such conversion would result in ED&F Man and its affiliates collectively owning more than 49.5% of our outstanding common stock, this prohibition will not apply to any unaffiliated entity that purchases shares of Series A Convertible Preferred Stock from ED&F Man or its affiliates.

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

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, we have filed a registration statement under the Securities Act of 1933, as amended, relating to the common stock issuable upon exercise of the warrant and maintain a current prospectus relating to that common stock, and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement governing the terms of our warrants, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. In August 2009, we filed with the SEC our Post-Effective Amendment No. 2 to our registration statement on Form S-1 relating to the shares of common stock issuable upon exercise of warrants that we previously issued to investors in connection with our initial public offering. The post-effective amendment became effective on August 7, 2009. However, we cannot assure you that we will be able in the future to meet the conditions and maintain a current prospectus, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited, and the warrants may expire worthless. Notwithstanding the foregoing, the insider warrants purchased by our initial stockholders simultaneously with the consummation of our initial public offering may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current.

Our stock ownership is highly concentrated, with ED&F Man and its affiliates owning 49.5% of our outstanding common stock. This level of ownership, combined with other rights that were granted to ED&F Man at the closing of the business combination, allow it to significantly influence our affairs going forward. ED&F Man Treasury, an affiliate of Man, is also the lender under our credit facility.

ED&F Man and its affiliates own 49.5% of our common stock. In addition, ED&F Man is entitled to elect three of the seven members of our board of directors, allowing it to have a significant impact on the determination of our corporate and management policies, including any potential acquisitions, asset sales, and other significant corporate transactions. We have entered into a Stockholder’s Agreement, dated May 28, 2009, with ED&F Man, which provides that ED&F Man, so long as it and its affiliated entities collectively own more than a specified percentage of our outstanding common stock (assuming conversion of the Series A Convertible Preferred Stock held by ED&F Man and its affiliates into shares of our common stock), has certain informational and veto rights regarding our operations and activities. See “Certain Relationships and Related Transactions — Related Transactions — Stockholder’s Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009.

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

ED&F Man Treasury has provided us the credit facility in the aggregate principal amount of $100 million. The credit facility matures on May 27, 2011. The agreement governing the credit facility includes affirmative and negative covenants customary for credit agreements of this type, some of which may significantly restrict the operation of our business unless we are able to obtain the consent of ED&F Man Treasury for the waiver of one or more of such covenants. For a description of the terms of the credit facility under the Final Facility Agreement, see Part II, Item 5 our Form 10-Q/A filed with the SEC on August 17, 2009.

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

Our amended and restated certificate of incorporation grants the holders of our Series A Convertible Preferred Stock certain rights that could limit our ability to take specified actions, including the payment of dividends to holders of our common stock.

The respective rights, preferences, and limitations of the different classes of our common and preferred stock are governed by our amended and restated certificate of incorporation. Certain of the rights granted to the holders of our Series A Convertible Preferred Stock could limit our ability to take specified corporate actions. For instance, in the event that holders of shares of Series A Convertible Preferred Stock have not received a quarterly dividend owed on these shares, we would be prohibited from declaring or paying dividends to the holders of our common stock, until such quarterly dividend is paid.

In addition, while the holders of Series A Convertible Preferred Stock are not generally entitled to vote on matters submitted to a vote of holders of shares of our common stock, such holders, voting as a single and separate class, have the right to approve, among other things, our ability to:

•

amend, alter, or repeal any provision of our certificate of incorporation or by-laws (by any means, including by merger, consolidation, reclassification or otherwise) so as to, or in a manner that would, adversely affect the preferences, rights, privileges, or powers of the holders of our Series A Convertible Preferred Stock or in a manner inconsistent with the stockholder’s agreement between us and ED&F Man;

•

reclassify any common stock or any other security junior to our Series A Convertible Preferred Stock into shares or other securities having any preference or priority as to payment of dividends, or the distribution of assets or profits superior to, or on parity with, any such preference or priority of the shares of our Series A Convertible Preferred Stock;

•

create, increase the number of authorized shares of or issue, or obligate ourselves to issue, any class of equity securities or series of preferred stock, including any security convertible into or exchangeable or exercisable for any equity security, having any preference or priority superior to or on parity with our Series A Convertible Preferred Stock;

•	increase the number of authorized shares of preferred stock or Series A Convertible Preferred Stock;

•

conduct an offer to repurchase shares of our common stock, other than the repurchase or redemption of warrants to purchase shares of Class A common stock (other than from our sponsor or any of our officers or directors) for an aggregate purchase price not greater than $15.0 million; or

•

sell, convey, or otherwise dispose of or encumber all, or substantially all, of our assets, or enter into a transaction resulting in our acquisition by another person (except for any such transaction after which our stockholders would own more than half of the voting securities of the surviving entity or its parent and that would not entail a change in our certificate of incorporation or bylaws that would require the consent of the holders of our Series A Convertible Preferred Stock).

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

Pursuant to our amended and restated certificate of incorporation, the holders of our Class A common stock are entitled to elect four of the seven members of our board of directors in three classes. Messrs. Francis Jenkins, Jr., Moshenek, Harding and Toffolon are designated as the four directors elected by the holders of our Class A common stock. Mr. Toffolon is a Class I Director and is to serve until our 2010 annual meeting of stockholders. Mr. Moshenek is a Class II Director and is to serve until our 2011 annual meeting of stockholders. Messrs. Francis Jenkins, Jr. and Harding are Class III Directors and are to serve until our 2012 annual meeting of stockholders. In addition, if any person or group other than ED&F Man and its subsidiaries at any time acquires or proposes to acquire or publicly announces its intention to acquire 20% or more of our voting power, the holders of our Class B common stock may by notice to us elect to effect a change in the way our directors are classified and elected, so that, among other things:

•

the term of office of each ED&F Man director would upon delivery of that notice become classified along with that of our other directors, with each ED&F Man director becoming a member of the class of directors which was elected at the last annual meeting of our stockholders prior to the notice; and

•

the holders of our Class B common stock and the holders of our Series A Convertible Preferred Stock (voting on an as-converted basis) would, subject to the limits on their combined voting power, vote together with the holders of our Class A common stock and not separately by class or series, in any election of our directors held at any meeting of our stockholders following that notice.

Our classified board structure and the rights of the holders of our Class B common stock and our Series A Convertible Preferred Stock to change the classification of directors are intended to provide us with a greater likelihood of continuity of management. A classified board of directors may also serve to deter hostile takeovers or proxy contests because a person could only seek to change, in any given year, no more than one-third of the members of the board of directors entitled to be elected by the holders of our Class A common stock. However, these provisions or measures may limit the ability of our stockholders to sell their shares at a premium over the then current market price by discouraging a third party from seeking to obtain control of us.

Certain of our directors and executive officers own securities of ED&F Man or one or more of ED&F Man’s affiliates and, thus, may have interests that are different from, or in addition to, the interests of our other stockholders.

Certain of our directors and executive officers own securities of ED&F Man or one or more of ED&F Man’s affiliates. Mr. Harding acquired shares in ED&F Man through ED&F Man’s employee equity incentive plans. Messrs. Howell and James Jenkins hold securities of ED&F Man as well. The ownership of such securities, in connection with the possibility that the interests of ED&F Man may not coincide with the interests of our other stockholders, may provide these directors and executive officers with interests that are different from our non-ED&F Man associated stockholders.

Shares of our common stock issued to our sponsor and shares of our Series A Convertible Preferred Stock deposited on behalf of ED&F Man are being held in escrow. Because the release of these shares is to be conditioned upon our achievement of certain earnings or share price targets, officers and directors associated with ED&F Man or our sponsor may have the incentive to take actions intended to cause the achievement of these targets, even if such actions would not be in our best interests.

At the closing, we delivered to an escrow agent for deposit into an escrow account approximately 12.2 million shares of our Series A Convertible Preferred Stock, issued to ED&F Man, as part of the consideration for the business combination. These shares are to be released to ED&F Man only upon our achievement of the earnings or share price targets described in described under the heading “Certain Relationships and Related Transactions—Related Transactions—Stock Escrow Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009. Our sponsor has also agreed that

1,000,000 shares of our common stock, which would otherwise be released to our sponsor on November 18, 2009, will remain in escrow subject to the satisfaction of the same earnings or share price targets.

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

Our ability to pay dividends may be restricted by any new credit facilities we become party to, as well as Delaware law and state regulatory requirements. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the DGCL, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends. In addition, our amended and restated certificate of incorporation prohibits distributions to holders of our common stock in the event we have not complied with our obligation to pay quarterly dividends on the outstanding shares of our Series A Convertible Preferred Stock.

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

The Administration’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives, including the discontinuance of foreign tax credits. It is unclear whether any change will be enacted or how soon any such change could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available to the Company and any such change could negatively affect our financial condition and results of operations.

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

On September 1, 2009, the Company issued 38,700 Class A common shares to non-executive employees of the Company (100 shares to each of 387 employees) as a bonus.

Repurchases of Equity Securities

The table below provides information on purchases made by the Company or any affiliated purchaser thereof during the indicated months of shares of the Company’s equity securities that were registered pursuant to section 12 of the Exchange Act.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
7-1-09 to 7-31-09	0	0	0	0
8-1-09 to 8-31-09	0	0	0	0
9-1-09 to 9-30-09	0	0	0	0

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Director Nomination Procedures

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors since we last disclosed those procedures in our proxy statement filed May 14, 2009.

ITEM 6.	EXHIBITS.

Exhibit Number		Exhibit Title
2.1		Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

3.2		Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report, Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.2		Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.3		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.4		Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.5		Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.6		Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.1		Stock Escrow Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.2		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.3		Registration Rights Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, and certain employees of ED&F Man Holdings Limited or one or more of its affiliates (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.4	†	Molasses Supply Agreement, dated May 28, 2009, between Westway Feed Products LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit A to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.5	†	Storage Strategic Alliance Agreement and Terminal Service Agreement, dated May 28, 2009, between Westway Terminal Company LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit I to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.6	Shared Services Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Holdings Limited (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.7	Letter Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly Shermen WSC Acquisition Corp.), Shermen WSC Holding LLC, Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc., and Westway Feed Products, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.8	Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.9	Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.10	Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), HBK Master Fund L.P., and HBK Special Opportunity Fund I L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.11	Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.) and Fir Tree SPAC Holdings II LLC (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.12	Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of such exhibit have been omitted pursuant to a separate confidential treatment request and such information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWAY GROUP, INC.

/s/ Peter J.M. Harding
Name: Peter J.M. Harding
Title: Chief Executive Officer

/s/ Thomas A. Masilla, Jr.
Name: Thomas A. Masilla, Jr.
Title: Chief Financial Officer

Dated: November 9, 2009

EXHIBIT INDEX

Exhibit Number		Exhibit Title
2.1		Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

3.2		Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.2		Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.3		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.4		Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.5		Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

4.6		Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.1		Stock Escrow Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.2		Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Westway Holdings Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.3		Registration Rights Agreement, dated May 28, 2009, among Westway Group, Inc., Westway Holdings Corporation, and certain employees of ED&F Man Holdings Limited or one or more of its affiliates (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.4	†	Molasses Supply Agreement, dated May 28, 2009, between Westway Feed Products LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit A to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.5	†	Storage Strategic Alliance Agreement and Terminal Service Agreement, dated May 28, 2009, between Westway Terminal Company LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit I to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 20, 2009)

10.6		Shared Services Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Holdings Limited (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.7		Letter Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly Shermen WSC Acquisition Corp.), Shermen WSC Holding LLC, Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc., and Westway Feed Products, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.8		Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.9		Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on June 2, 2009)

10.10		Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), HBK Master Fund L.P., and HBK Special Opportunity Fund I L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.11		Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.) and Fir Tree SPAC Holdings II LLC (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.12		Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

31.1		Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of such exhibit have been omitted pursuant to a separate confidential treatment request and such information has been filed separately with the SEC.