Form 10-K/A
period 2009-12-31
Westway Group, Inc.
filed 2010-04-30
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 30, 2010, 13,952,033 shares of our Class A Common Stock, par value $0.0001 per share, and 12,624,003 shares of our Class B Common Stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

DOCUMENTS INCORPORATED BY REFERENCE

No annual report to security holders, proxy or information statement, or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 is incorporated by reference into this Form 10-K/A.

Westway Group, Inc. Index to Form 10-K/A

EXPLANATORY NOTE

Westway Group, Inc. (the “Company” or “we,” “our” or “us”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K, which was originally filed with the SEC on March 16, 2010 (the “Form 10-K”) to include Items 10 through 14 of Part III of the Form 10-K as contemplated by General Instruction G(3) to Form 10-K. In compliance with Rule 12b-15 under the Securities Exchange Act of 1934, we have included as exhibits to this Amendment No. 1 new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934. The number of shares of our common stock outstanding has also been updated on the cover page to reflect the number of shares outstanding as of April 30, 2010. Other than the addition of Items 10-14, the new certifications and the updated number of shares outstanding, the Form 10-K is not being amended or updated in any respect.

CERTAIN DEFINED TERMS

Unless the context otherwise requires, when used in this Amendment No. 1 to Annual Report on Form 10-K/A:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to Annual Report on Form 10-K/A includes statements reflecting assumptions, expectations, projections, plans, intentions, or beliefs about future events that are intended as “forward-looking statements.” The forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements in this Form 10-K/A or made by us elsewhere to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions.

We have based our forward-looking statements on our current expectations and projections about future events, trends, and uncertainties. There are a number of important factors that could cause our actual results and financial position to differ materially from those contemplated by our forward-looking statements. Our forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the risk factors discussed in the “Risk Factors” section of our original Annual Report on Form 10-K filed with the SEC on March 16, 2010.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names and ages of all our directors, all positions and offices with us held by each, the term of office of each as director, and any period(s) during which each has served as a director:

Name	Age	Positions and Offices	Date First Elected to Board	Term Expires at Annual Meeting in
Directors elected by holders of Class A common stock
Francis P. Jenkins, Jr. (Class III)	67	Chairman of the Board of Directors Director Compensation Committee Chairman	April 2006	2012
G. Kenneth Moshenek (Class II)	58	Director Audit Committee Member Nominating Committee Member Compensation Committee Member	April 2006	2011
John E. Toffolon, Jr. (Class I)	59	Director Audit Committee Chairman Compensation Committee Member Nominating Committee Member	April 2006	2010
Peter J.M. Harding (Class III)	57	Director Chief Executive Officer	May 2009	2012
Directors elected by holders of Class B common stock
Philip A. Howell	51	Director	May 2009	2010
James B. Jenkins	52	Director	May 2009	2010
Gregory F. Holt	63	Director Nominating Committee Chairman Audit Committee Member Compensation Committee Member	May 2009	2010

There is no understanding or arrangement between any director and any other person pursuant to which the director was or is to be selected as a director or nominee for director, excluding any arrangements or understandings with directors or officers of the Company acting solely in their capacity as such.

Executive Officers

The following table sets forth the names and ages of all our executive officers, all positions and offices with us held by each, the term of office of each as an officer, and any period(s) during which each has served as an officer:

Name	Age	Current Position	Date First Appointed	Term Expires

Peter J.M. Harding	57	Chief Executive Officer	May 2009	*

Wayne N. Driggers	54	Chief Operating Officer	May 2009	*

Thomas A. Masilla, Jr.	63	Chief Financial Officer and Secretary	May 2009	*

Scott MacKenzie	48	President, Westway Terminal Company LLC	May 2009	*

Stephen Boehmer	60	President, Westway Feed Products LLC	September 2009	*

*	Our executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

There is no understanding or arrangement between any executive officer and any other person pursuant to which the executive officer was or is to be selected as an officer, excluding any arrangements or understandings with directors or officers of the Company acting solely in their capacity as such.

Family Relationships

There are no family relationships between any director or executive officer. Francis P. Jenkins, Jr., our Chairman, and James B. Jenkins, one of our directors, are not related.

Business Experience and Related Information

Set forth below is a brief description of the business experience during the past five years of each director and executive officer of the Company, including each person’s principal occupations and employment during the past five years, the name and principal business of any corporation or other organization in which such occupations or employment were carried on, and whether such corporation or organization is a parent, subsidiary or other affiliate of the Company.

In the case of directors, we have also set forth the other directorships held during the past five years by each director in any public company (i.e., any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act) or any company registered as an investment company under the Investment Company Act of 1940.

Director Qualifications

All of our directors have high-level managerial experience in relatively complex organizations or are accustomed to dealing with complex problems. We believe all of our directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of Westway Group Inc. In addition to these attributes, in each individual’s biography set forth below, we have highlighted specific experience, qualifications, and skills that led the Board to conclude that each individual should continue to serve as a director of Westway Group Inc.

Directors

Francis P. Jenkins, Jr. has served as our Chairman and a member of our Board of Directors since our inception. Mr. Jenkins served as our Chief Executive Officer from our inception until May 2009. The Board concluded that Mr. Jenkins should serve as a director of Westway Group, Inc. in part due to his executive experience within financial and commodity companies. He served as the Chairman of the Board and Chief Executive Officer of Royster-Clark, Inc., a retailer and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, from January 1994 to 2006. From 1988 until 1994, Mr. Jenkins served in various capacities on the Board of Directors for Royster-Clark, Inc. From 1988 to 1992, he served as Chairman of the Board of Royster-Clark, Inc. From 1979 to 1988, Mr. Jenkins was employed by The First Boston Corporation, where he was one of the four members of the Executive Committee, co-managed First Boston’s Equity Capital Investments and was the principal financial officer. Prior to that position, he had responsibility for all security sales, trading and research, as well as holding positions as a Managing Director and a member of the Management Committee. Mr. Jenkins currently serves on the Board of Trustees of Babson College, as the Chairman of its Alumni and Development Committee and as a member of the Executive Committee of the Board.

G. Kenneth Moshenek has served as a member of our Board of Directors since our inception. Mr. Moshenek served as our President and Chief Operating Officer from our inception until May 2009. The Board concluded that Mr. Moshenek should serve as a director of Westway Group, Inc. in part due to his executive experience with commodities and mergers and acquisitions. Mr. Moshenek served as the President of Unity Envirotech LLC, a company servicing the commercial fertilizer and municipal wastewater markets, from

October 2006 to December of 2007. Mr. Moshenek served as the President and Chief Operating Officer of Royster-Clark, Inc., a retailer and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, from December 1997 to February 2006. Mr. Moshenek had served as Chief Operating Officer since 1995 and was a director from August 1997 until April 1999 of Royster-Clark, Inc. From August 1997 until April 1999, he served as Chief Investment Officer of Royster-Clark, Inc. Prior to that he held several positions during his tenure with Royster-Clark, Inc., including Senior Vice President of Sales and Marketing from September 1994 until July 1995, Vice President and Divisional Sales Manager from 1992 until September 1994 and a Division Manager from 1990 to 1992. Mr. Moshenek joined W.S. Clark & Sons, Inc. in 1981. Mr. Moshenek has been involved in the fertilizer industry since 1976. Mr. Moshenek formerly served on the Board of Directors of The Fertilizer Institute and was a member of that Board’s Executive Committee and served as Chairman of the Distributors Council. He also formerly served on the Board of Directors of the Agricultural Retailers Association, the Foundation of Agronomic Research and the Fertilizer Roundtable.

John E. Toffolon, Jr. has served as a member of our Board of Directors since our inception and is the Chairman of the Audit Committee and a member of the Nominating and Compensation Committees. He served as our Chief Financial Officer from August 3, 2006 until May 28, 2009. The Board concluded that Mr. Toffolon should continue to serve as a director of Westway Group, Inc. in part due to his experience as a director and Lead Director with the Cowen Group, Inc. Mr. Toffolon has been an active independent investor and consultant since his resignation from Nomura Holdings, a holding company, in 2001. He started his career in 1973 as a member in the Management Training Program of the Federal Reserve Bank of New York, as the Bank Supervisor function rotating through various analyst positions. In 1978, Mr. Toffolon joined the investment banking firm of Blyth Eastman Dillon as a Vice President in its Capital Markets subsidiary, Blyth Capital Markets Inc. Shortly after Blyth Eastman Dillon’s acquisition by Paine-Webber in 1979, Mr. Toffolon accepted an offer to join The First Boston Corporation to manage its Fixed-Income Credit Department. Mr. Toffolon served as Managing Director of The First Boston Corporation since 1986 and subsequently served as its Chief Financial Officer until 1990. In November 1992, Mr. Toffolon joined Nomura Holding America Inc. (holding company), and Nomura Securities International (broker-dealer) as Executive Managing Director and Chief Financial Officer. He was also a member of the Board of Directors of both companies. Since September 14, 2006, Mr. Toffolon has served as a director of The Cowen Group Inc., which together with its subsidiaries operates as an investment bank. He served as Lead Director from February 2007 until July 2008, and from November 2009 until present, and as Chairman of the Board from July 15, 2008 until November 2009. Subsequent to Cowen being acquired by Ramius LLC, Mr. Toffolon was voted Lead Director on the newly-formed Board of Directors. Mr. Toffolon, after serving the maximum term of 6 years on the Board of Trustees of Fordham University, continues to serve on Fordham’s Board as a Trustee fellow and is also a member of the Board of Trustees of the Berkshire School, a private preparatory school located in Massachusetts. He also serves as Chairman of the Audit Committee and as a member of the Compensation Committee of The Cowen Group Inc.’s Board of Directors.

Peter J.M. Harding is our Chief Executive Officer and a member of our Board of Directors. The Board concluded that Mr. Harding should serve as a director of Westway Group, Inc. in part due to his experience in executive roles of commodity companies as well as his prior affiliation with ED&F Man and because he is our Chief Executive Officer. Prior to May 2009, he served as Managing Director of the ED&F Man group’s Molasses & Palm Oil Trading, Feed Products, Third Party Storage, Biofuels Division from 2003. Mr. Harding also served on the Executive Committee of ED&F Man. Mr. Harding joined the ED&F Man group in June 1995. A British citizen presently residing in New Orleans, Louisiana, Mr. Harding has diverse career experience beginning in 1972 as a sugar trader with Tate and Lyle Sugars. His accomplishments include Vice President of Sales & Marketing of Refined Sugars, Inc. from 1985 to 1989, CEO of Savannah Cocoa, Inc. from 1992 to 1995, CEO of ED&F Man North American Cocoa Processing Group from 1995 to 1997, CEO of Westway Holdings Corporation from 1997 to 2006, and President of Westway Terminal Company Inc. from 2001 to 2004. During his tenure as CEO of Westway Holdings Corporation, Mr. Harding was responsible for management of the Westway Terminal Company Inc., Westway Feed Products Inc. and Westway Trading Corp. Additionally, Mr. Harding owned and managed an asset management firm and commodity fund during the late 1980s and early 1990s. In 1985, Mr. Harding attended the Harvard Business School program for Management Development.

Philip A. Howell is a member of our Board of Directors. The Board concluded that Mr. Howell should serve as a director of Westway Group, Inc. in part due to his experience with commodities and his role as Main Board Director of ED&F Man from 2000 until early 2010. Mr. Howell currently sits on both the Management Committee and the Strategic Committee of ED&F Man. Mr. Howell also currently serves as Director of Corporate Finance and Group Strategy of ED&F Man and has served in this capacity since March 2010. Prior to March 2010, he served as Chief Financial Officer and Chief Operating Officer of ED&F Man, from March 2000 and July 2007 respectively. Mr. Howell also served on ED&F Man’s Audit Committee from 2000 until 2009. Mr. Howell joined ED&F Man in 1990 as finance director of ED&F Man’s futures brokerage business. Mr. Howell qualified as a chartered accountant with Coopers & Lybrand before working for two years with Security Pacific Hoare Govett in its financial control function.

James B. Jenkins is a member of our Board of Directors. The Board concluded that Mr. Jenkins should serve as a director of Westway Group, Inc. in part due to his experience in executive and director roles with various commodity and trading businesses. Mr. Jenkins served as Managing Director of the ED&F Man group’s Commodity Services Division, an integrated research, brokerage and risk management operation, and as a member of ED&F Man’s Executive Committee from November 2005 until September 2009. Prior to his role at ED&F Man Commodity Services, Mr. Jenkins was President of ED&F Man Cocoa, Inc., a merchant of cocoa beans and released products. Mr. Jenkins has 26 years of service in the soft commodities industry. Mr. Jenkins has served as a member of the New York Board of Trade’s Cocoa and Control Committees, and as Chairman of the Board of Directors of the Cocoa Merchants’ Association of America, as well as on a number of the Association’s committees. Mr. Jenkins is not related to Francis P. Jenkins, Jr., our Chairman.

Gregory F. Holt is a member of our Board of Directors and serves as the Chairman of the Nominating Committee and a member of the Audit and Compensation Committees. The Board concluded that Mr. Holt should serve as a director of Westway Group, Inc. in part due to his experience in executive roles of commodity companies. Mr. Holt has served as the founding Principal, Chairman and Chief Executive Officer since inception in 1990 of Daybrook Holdings Inc. and Daybrook Fisheries Inc., a North American/Dutch owned Menhaden fishmeal and fish oil production company headquartered in Louisiana. Prior to that, from 1969 to 1985 he served as a senior officer of International Proteins Corporation, an American Stock Exchange listed company engaged in the production of fishmeal, fish oil and frozen shrimps in Peru, Chile, Panama and Canada and the trading of various agri-products, protein meals and feedstuffs. In 1985 he founded his own trading, shipping and financing firm, ultimately raising the capital necessary to commence the operations of the Daybrook companies. He has served on numerous industry boards and trade associations, including National Fisheries Institute and The International Fishmeal and Fish Oil Association, and is a past Co-Chairman of the Rutgers University Marine Aquaculture Funding Task Force. Mr. Holt has served as an advisor/investor in various capital asset commodity transactions designed to acquire strategic manufacturing capacity in these core businesses in Latin America and import/export commodity terminal distribution operations in the United States. Mr. Holt, a United States citizen, was born in the United Kingdom and moved to the United States in 1969.

Executive Officers

Peter J.M. Harding was appointed to the position of Chief Executive Officer immediately following the business combination. From 2003 until being named our Chief Executive Officer, Mr. Harding served as Managing Director of the ED&F Man group’s Molasses & Palm Oil Trading, Feed Products, Third Party Storage, Biofuels Division. Mr. Harding joined the ED&F Man group in June 1995. A British citizen presently residing in New Orleans, Louisiana, Mr. Harding has diverse career experience beginning in 1972 as a Sugar Trader with Tate and Lyle Sugars. His accomplishments include Vice President of Sales & Marketing of Refined Sugars, Inc. from 1985 to 1989, CEO of Savannah Cocoa, Inc. from 1992 to 1995, CEO of ED&F Man North American Cocoa Processing Group from 1995 to 1997, CEO of Westway Holdings Corporation from 1997 to 2006 and President of Westway Terminal Company Inc. from 2001 to 2004. During his tenure as CEO of Westway Holdings Corporation, Mr. Harding was responsible for management of the three commercial entities within Westway: Westway Terminal Company, Westway Feed Products and Westway Trading Corp.

Additionally, Mr. Harding owned and managed an asset management firm and commodity fund during the late 1980’s and early 1990’s. In 1985, Mr. Harding attended the Harvard Business School program for Management Development.

Wayne N. Driggers was appointed to the position of Chief Operating Officer immediately following the business combination. Mr. Driggers served as the President of Westway’s bulk liquid storage business from 1992 through 2009. Prior to that, Mr. Driggers served as Vice President. Mr. Driggers has been with Westway for 17 years. Prior to his service with Westway, Mr. Driggers served as President of Liquid Transfer Terminals, Inc. in 1991 and as Vice President with McKenzie Tank Lines, Inc. from 1981 to 1989. From 1989 to 1991 he served as a General Manager with Powell Duffyn Terminals, a British public corporation. Mr. Driggers has also been previously employed in management positions with Florida Rock & Tank Lines from 1977 to 1979 and with Seminole Refining Inc. from 1979 to 1981. Mr. Driggers serves on the Board of Directors of the International Liquid Terminals Association, and served as Chairman of the Board in 2008.

Thomas A. Masilla, Jr., was appointed to the positions of Chief Financial Officer and Secretary immediately following the business combination. From January 2009 through the consummation of the business combination, Mr. Masilla provided interim financial advice to Westway. Mr. Masilla previously served as President of Revenue Properties U.S. from November 2006 to December 2007. From November 2005 to November 2006, Mr. Masilla served as President and Principal Executive Officer of Sizeler Property Investors, Inc., a publicly traded REIT, which was acquired by Morguard Corporation and its subsidiary, Revenue Properties Limited of Canada, in November 2006. Prior to his service as President and Principal Executive Officer, Mr. Masilla served as Sizeler’s Vice Chairman, President & Chief Operating Officer from 1995 to November 2005. Additionally, Mr. Masilla served as Sizeler’s Chief Financial Officer from 1996 to 1999. Mr. Masilla is a certified public accountant and has over thirty-five years of executive and financial management experience in publicly traded real estate and commercial banking entities. Mr. Masilla holds a Bachelor’s degree in Accounting and a Master of Business Administration degree from Loyola University in New Orleans.

Scott MacKenzie joined Westway Terminal Company in 2007 as Vice President of Sales and Business Development. In this capacity, he focused on business development of biofuels technology. Mr. Mackenzie became President of Westway Terminal Company in 2009, immediately following the business combination. Prior to joining Westway, he worked for over 18 years in the electric utility industry, with an emphasis in utility deregulation, alternative energy assets management, and transmission construction. As a Director at Price WaterHouse Coopers, he managed organizational transformations, supply chain and IT initiatives.

Stephen Boehmer was appointed Executive Vice President (and acting President) of Westway Feed Products LLC as of August 1, 2009, and President of Westway Feed in September 2009. Mr. Boehmer previously served as Vice President Operations of Westway Feed and its predecessor from January 2003 to July 2009 and as National Operations Manager of the predecessor from August 1999 to January 2003. He has over 34 years of experience in the feed industry. Prior to joining Westway Feed Products, he held various positions with Purina Mills Inc. culminating in the position of Director of Operations, Eastern Division.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and beneficial owners of more than 10% of our Class A or Class B common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2009, our directors, executive officers, and 10% beneficial owners timely complied with the Section 16(a) filing requirements, with the exceptions noted below.

•	A late Form 3 report was filed for Stephen Boehmer on September 14, 2009 to report the ownership of 43,361 shares of Class A common stock.

•

A late Form 4 report was filed for Gregory Holt on December 10, 2009 to report the following purchases of Class A common stock, all made in 2009: 2,000 shares on December 2; 800 and 500 shares on December 3; 2,500 shares on December 4; 200 shares on December 7; and 1,000 shares on December 8.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5 and amendments to these forms furnished to us and the written representations of our directors, executive officers, and 10% stockholders.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. Our Code of Conduct and Ethics is posted on our website, which is www.westway.com. Also, we will provide to any person without charge, upon request, a copy of our Code of Conduct and Ethics; such request may be made by sending a letter to Tom Masilla, Westway Group, Inc., 365 Canal Street, Suite 2900, New Orleans, LA 70130. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, certain provisions of our Code of Conduct and Ethics by posting any such information on our website.

Material Changes to Procedures by Which Security Holders May Recommend Nominees

There have not been any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors that were implemented after we last disclosed the procedures to be followed by security holders in submitting recommendations of candidates for consideration by our Nominating Committee or our Board.

Audit Committee

The Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are John E. Toffolon, Jr. (Chairman), G. Kenneth Moshenek, and Gregory F. Holt.

Audit Committee Financial Expert

The Board has determined that Mr. Toffolon is an “Audit Committee Financial Expert” as defined by the SEC. Mr. Toffolon is independent, as independence for Audit Committee members is defined in the NASDAQ listing standards and SEC rules applicable us.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following compensation discussion and analysis may contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our and the acquired Westway business’ historic compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Background

Business Combination

Before May 28, 2009, we were a special purpose acquisition company with no operating business and no executive employees who were compensated for their services. On May 28, 2009, we acquired the bulk liquid storage and liquid animal feed supplements businesses of the ED&F Man group in a transaction we refer to as the “business combination.” We refer to the businesses acquired from the ED&F Man group as the “acquired business” or our “predecessor.”

Before the Business Combination

Prior to the business combination, members of Shermen management did not receive any cash compensation for services rendered to Shermen. During the period from January 1, 2009 through the closing of the business combination on May 28, 2009, we paid Shermen Capital Partners, LLC fees and expenses of $49,750 for providing us with administrative services prior to the business combination. However, this arrangement was solely for our benefit and was not intended to provide compensation in lieu of a salary for any person, including any of our executives. Other than this administrative fee, no compensation of any kind, including any finder’s, consulting or other similar fee, was paid in 2009 to any of Shermen’s pre-business combination officers, directors or stockholders or any of their respective affiliates for any services they performed prior to or in connection with the business combination or otherwise.

Our predecessor did compensate our named executive officers for services rendered to our predecessor prior to the business combination. As this compensation was paid to our named executive officers by our predecessor, this compensation is discussed and disclosed in this Compensation Discussion and Analysis and in the compensation tables that follow.

Our Executives Following the Business Combination

In connection with the business combination, we agreed with ED&F Man that, for a period of at least one year after the closing of the business combination on May 28, 2009, we would maintain for the ED&F Man group employees we hired base salary, annual bonus opportunities, and benefits no less favorable in the aggregate than those maintained by the ED&F Man group for the same employees immediately before the business combination. As a result, the compensation and benefit arrangements for our executives during 2009 primarily reflect the arrangements established by the ED&F Man group before the business combination.

Immediately after the business combination, we hired Messrs. Harding, Driggers, Masilla, MacKenzie and Shoemaker as executive officers. In July 2009 Mr. Shoemaker resigned, which resignation became effective September 30, 2009, and Mr. Boehmer was appointed to succeed him as the President of Westway Feed and as a member of our executive team. We have identified Messrs. Harding, Driggers, Masilla, MacKenzie, Shoemaker, and Boehmer as the individuals for whom we are required to provide compensation information pursuant to the SEC’s executive compensation disclosure requirements for calendar year 2009. We refer to these individuals as the “named executive officers.”

In this compensation discussion and analysis, we review the compensation provided to Messrs. Harding, Driggers, Masilla, MacKenzie, Shoemaker, and Boehmer from November 1, 2008 through December 31, 2009, as well as the general principles that guided the related compensation decisions and the process used to determine compensation. We include a discussion of the stub-period from November 1, 2008 through December 31, 2008 in addition to our discussion of fiscal year 2009 because the acquired business had a fiscal year ending on October 31, whereas we have a fiscal year that ends on December 31. Compensation for the period from November 1, 2008 until May 28, 2009, reflects compensation the named executive officers received from the ED&F Man group before the business combination. Many of the historical compensation plans of the ED&F Man group were not acquired by us and we do not in each case maintain a comparable plan. We address compensation of the named executive officers before the business combination under arrangements of the ED&F Man group in effect prior to the business combination; following the business combination under our arrangements primarily based upon the ED&F Man group arrangements; and certain compensation decisions we have made since the business combination to date in 2010.

Before the business combination, Mr. Harding’s responsibilities for the ED&F Man group included services to our predecessor and other businesses within the ED&F Man group. The information included below with respect to periods prior to the business combination sets out all of the compensation earned by the named executive officers, including Mr. Harding, from us and/or the ED&F Man group, and is not limited to amounts allocable to our predecessor. Consequently, these amounts may differ from the compensation reflected in our previously reported predecessor financial statements, which include such compensation only to the extent allocable to the acquired business.

Compensation Philosophy and Objectives

For 2009 our compensation philosophy and objectives primarily reflected those we inherited from the ED&F Man group in the business combination. In 2009, we sought to pay total compensation to the named executive officers on a basis that was consistent with our predecessor’s practices. Our predecessor designed its compensation plan to be competitive and reflective of the responsibilities assumed by those officers and their experience. It is our intent, as it was our predecessor’s intent, that the types and levels of compensation and benefits provided to our named executive officers be comparable to the types and levels of compensation and benefits provided to other executive officers of similarly sized companies in the industry and geographic regions in which we operate. With respect to the named executive officers, our compensation philosophy and policies focus on:

•

attracting, retaining and motivating qualified executives by providing compensation opportunities that are competitive with the practices of companies that are similar to ours in either business or financial size and complexity;

•	compensating executives in a way that is aligned to our performance and the interest of our shareholders;

•	maintaining a balance between our short- and long-range performance objectives;

•	promoting shared accountability across the organization for our overall corporate goals; and

•	achieving comparability between the compensation levels of senior executives and their relative contribution to the Company.

Our compensation program is designed to reward each named executive officer’s contribution to the Company, including results and behaviors that are consistent with our values and culture. In measuring a named executive officer’s contribution to the Company, the Compensation Committee considers numerous factors, including the growth and financial performance of the Company as a whole, as well as the individual performance of the named executive officer.

A named executive officers’ compensation is intended to include both cash-based and equity-based awards. Like the ED&F Man group before us, we did not establish specific allocation goals between cash-based and equity-based compensation or between annual and long-term incentive compensation for named executive officers for fiscal year 2009. However, in setting the bonus compensation for 2009, we have sought to align long-term incentives and long-term performance in order to reinforce the importance of creating long-term stockholder value.

A substantial element of the overall compensation established by ED&F Man before the business combination for our named executive officers was their annual bonus. For the period of November 1, 2008 through May 28, 2009, ED&F Man established a bonus pool for all of the employees of the acquired business, the size of which depended on our predecessor’s performance during the period. We added to this pool for the period of May 29, 2009 through December 31, 2009 based upon Company performance during that period. In keeping with our obligations to ED&F Man pursuant to the business combination, our Compensation Committee approved the allocation of the total available bonus pool for the entire fourteen-month period ending December 31, 2009 among participants on a discretionary basis. Our named executive officers have received a portion of their bonuses in cash and expect to receive the remainder in Company restricted stock. Payment of this remaining portion of the 2009 annual bonus in restricted stock is dependent on our stockholders’ approval of the Westway Group, Inc. 2010 Incentive Compensation Plan at the 2010 annual meeting. (See Note 3 of Summary Compensation Table.) If our stockholders do not approve the Westway Group, Inc. 2010 Incentive Compensation Plan at the annual meeting, the remainder of the 2009 annual bonus will be immediately paid in cash.

Role of Management and Consultants in Compensation Process

Following the business combination, we established a Compensation Committee comprised solely of independent directors to assist the Board of Directors in discharging its responsibilities relating to the compensation of executive officers and related duties. The Compensation Committee is responsible for, among other things:

•	developing guidelines for, and reviewing the compensation and performance of, our executive officers;

•	evaluating our executive officers’ performance in light of established goals and objectives; and

•	making recommendations to the Board of Directors regarding the employment terms of executive officers when they are proposed or renewed.

The Compensation Committee determines our overall compensation philosophy and sets the compensation of our executive officers other than the Chief Executive Officer. The Compensation Committee looks to the Chief Executive Officer and the compensation consultant retained by the Compensation Committee to make recommendations to the Compensation Committee with respect to both overall guidelines and specific compensation decisions. Our Chief Executive Officer provides the Board and the Compensation Committee with his perspective on the performance of our other executive officers as part of the determination of the division among employees of the overall bonus pool as well as the allocation of the bonus between cash bonuses and awards of our stock, subject to shareholder approval of a stock-based compensation plan to be voted on at our 2010 annual meeting.

In consultation with the compensation consultant it retains, the Compensation Committee reviews and recommends to the Board for approval all compensation arrangements of our Chief Executive Officer. Our Chief Executive Officer is not present when the Compensation Committee and the Board make decisions with respect to his compensation. In addition, in connection with the business combination, we entered into the Stockholder’s Agreement dated May 28, 2009 with Westway Holdings Corporation (“Holdings”), a subsidiary of ED&F Man, pursuant to which we agreed not to approve or ratify our Chief Executive Officer’s compensation or benefits without the approval of Holdings. This obligation continues for so long as Holdings and its affiliates own at least 20% of our outstanding shares of common stock (treating any Series A Convertible Preferred Stock issued in the name of Holdings and its affiliates as having been converted into shares of common stock). The Stockholder’s Agreement is described in more detail below under “Related Transactions—Stockholders’ Agreement” in Item 13 of this Form 10-K/A.

Our Chief Executive Officer recommends to the Compensation Committee specific compensation amounts for other executive officers. The Committee considers the Chief Executive Officer’s recommendations along with information provided by its compensation consultant concerning peer group comparisons and industry trends. Our Chief Executive Officer and Chief Financial Officer are invited to attend the Committee’s meetings as needed to provide their perspectives on the competitive landscape and the needs of the business, information regarding our performance, and technical advice.

In 2009, the Compensation Committee retained Board Advisory LLC as its compensation consultant to provide advice, its opinion, and resources to help develop and execute our overall compensation strategy. Board Advisory LLC reported directly to the Committee, and the Committee had the sole power to terminate, replace, and authorize payment of fees for services of Board Advisory LLC at any time. As part of the engagement, the Committee directed Board Advisory LLC to work with members of our management to obtain information necessary for it to form its recommendations and evaluate management’s recommendations. Board Advisory LLC also met with the Compensation Committee during the Committee’s regular meetings, in executive session (where no members of management were present), and with the Committee chair and other members of the Committee outside of the regular meetings.

As part of its engagement in 2009, Board Advisory LLC was asked to make recommendations regarding the composition of our peer group used in setting compensation guidelines, evaluate compensation levels at the peer group companies, evaluate our peer group for performance and compensation benchmarking, develop the related equity and cash compensation guidelines, and assess compensation for the Board of Directors. To facilitate making external compensation comparisons, Board Advisory LLC provided the Committee with competitive market data by analyzing proprietary surveys prepared by Board Advisory LLC, proprietary third-party surveys provided to it by Board members, and publicly disclosed documents of companies in the peer group.

The Committee will periodically review its relationship with its compensation consultant. The Committee believes that the consultant, which it has retained, is able to provide the Committee with expert independent advice.

Compensation Peer Group

Many of the companies with which we compete are private companies or a small part of much larger public companies. In order to develop a suitable perspective on competitive executive pay levels, we, with the assistance of our compensation consultant, looked to a variety of similarly sized companies in related businesses or businesses that have similar operating environments and/or investment cycles. These consist of the following companies:

Peer Company	Industry
American Vanguard Corp.	Chemical Manufacturing
Balchem Corp.	Chemical Manufacturing
KMG Chemicals Inc.	Chemical Manufacturing
Sunopta Inc.	Crops
Cal Maine Foods Inc.	Fish/Livestock
Omega Protein Corp.	Fish/Livestock
Darling International Inc.	Food Processing
Agfeed Industries, Inc.	Food Processing
Imperial Sugar Co.	Food Processing
MGP Ingredients Inc.	Food Processing
MacQuarie Infrastructure Co., LLC	Misc. Transportation
Boardwalk Pipeline Partners, LP	Natural Gas Utilities
Chesapeake Utilities Corp.	Natural Gas Utilities
DCP Midstream Partners, LP	Natural Gas Utilities
DCT Industrial Trust Inc.	Real Estate Operations
EastGroup Properties Inc.	Real Estate Operations
First Industrial Realty Trust Inc.	Real Estate Operations
PS Business Parks Inc.	Real Estate Operations
Dynamex Inc.	Trucking
Marten Transport Ltd.	Trucking
General Maritime Subsidiary Corp.	Water Transportation

Elements of Compensation

The compensation paid to the named executive officers for the period from November 1, 2008 through December 31, 2009 consisted of the following principal elements:

•	annual base salary;

•	discretionary annual bonuses based on a Company-wide bonus pool;

•	equity incentive awards (which, for 2009, are subject to stockholder approval of the Westway Group, Inc. 2010 Incentive Compensation Plan at the 2010 annual meeting); and

•	other benefits made available generally to all of our employees, including health, disability, life insurance, participation in a 401(k) plan and interest credits under a frozen cash balance plan.

We do not have written employment contracts with any of our named executive officers. All amounts paid as compensation to the named executive officers have been determined as described in this compensation discussion and analysis. As discussed in the “Changes to Compensation for 2010” section below, in March, 2010 we entered into a grant agreement for incentive compensation awards with each of the named executive officers (with the exception of Mr. Shoemaker) detailing their incentive compensation awards for 2010. These grant agreements are conditioned upon approval by the stockholders of the 2010 Incentive Compensation Plan.

Base Salary

During 2008 and 2009, we understand that the ED&F Man group established base salaries for the named executive officers at levels intended to attract, retain and motivate highly qualified executives. Salaries of the named executive officers at the ED&F Man group were based on the responsibilities of each position, as well as a comparison with the external labor market. We understand that the ED&F Man group did not use market compensation information to establish specific salary levels or ranges; however, it considered available information on salaries paid by companies within the agricultural commodities sector as a whole when determining base salary. In addition, an executive’s years of experience and education level were considered along with an assessment of his or her potential contribution to the profit of the acquired business and the ED&F Man group as a whole. The salaries of the named executive officers employed in the acquired business were reviewed annually by the ED&F Man group’s Remuneration Committee. The ED&F Man group made annual changes to compensation based on changes in the consumer price index, the performance of the acquired business, the performance of the ED&F Man group as a whole, and management’s view of market conditions. In keeping with our agreement in connection with the business combination, the salaries we paid to the named executive officers for calendar year 2009 following the business combination were at least equal to the salaries set by the ED&F Man group prior to the business combination.

The base salaries of the named executive officers in 2009 were last reviewed by the ED&F Man group on January 1, 2009. At that time, no adjustments were made to reflect cost of living increases. Following the business combination, our Board, upon the recommendation of the Chief Executive Officer and applying the same compensation philosophy and objectives as those employed by the ED&F Man group, approved increases in the base salaries of Messrs. Driggers, Masilla, MacKenzie and Boehmer to appropriately compensate these named executive officers for increased responsibilities with the Company. Mr. Masilla took on heightened responsibilities as our Chief Financial Officer; Mr. Driggers was promoted to Chief Operating Officer; Mr. MacKenzie was promoted to President of Westway Terminal Company LLC; and Mr. Boehmer was promoted to President of Westway Feed Products LLC.

Discretionary Annual Bonus/Long-Term Incentive Compensation

The ED&F Man group considered discretionary annual bonuses to be an important part of its compensation program to make it competitive, to attract and retain talented executives, and to reward the named executive officers based on the performance of the predecessor for the prior fiscal year. In 2007 and 2008 the ED&F Man group established an overall bonus pool for all employees of the predecessor, including executives and management, based on performance expectations for the coming financial year. When determining actual payments to the named executive officers, the ED&F Man group placed significant emphasis on individual performance as well as the overall financial performance of our predecessor and, in the case of Mr. Harding, the ED&F Man group, while maintaining discretion regarding the amounts actually paid. Financial performance expectations were not set out in the form of explicit, individual performance requirements. To honor our obligations to ED&F Man pursuant to the business combination, we have followed this same compensation program philosophy and procedure for 2009 and the two-month stub-period from November 1, 2008 through December 31, 2008.

Consistent with the ED&F Man group’s overall compensation philosophy for the named executive officers, and its allocation of compensation between short-term incentives and long-term incentives, the ED&F Man group paid a portion of the overall annual bonus to the named executive officers with equity compensation in the form of ordinary stock of ED&F Man. ED&F Man considered this approach to be an effective way to retain and compensate executives based, in part, on long-term increases in stockholder value and to align executive and long-term stockholder interests by creating a link between executive compensation and stockholder return.

The portion of the annual bonus paid in stock awards granted to the named executive officers was recommended by the Chief Executive Officer of ED&F Man and approved by its Remuneration Committee. In fiscal year 2009, Messrs. Harding, Driggers, MacKenzie, Boehmer, and Shoemaker received awards of time-vesting stock in accordance with the ED&F Man Deferred Incentive Plan, which we refer to as the “ED&F Man DIP,” in respect of the 2008 fiscal year, valued at $700,000, $170,000, $60,000, $75,000 and $130,000, respectively. The ED&F Man group determined the size of the grants based on its determination of the responsibilities, contributions, and historic pay levels of the executives. The awards will vest in equal installments on the second, third and fourth anniversary of the grant date if the named executive officer remains continuously employed with us through the applicable anniversary of the grant date.

For the fourteen-month period ended December 31, 2009, we funded a bonus pool on the same basis as the ED&F Man group did in the past. As part of the business combination, the ED&F Man group accrued and transferred an employee bonus pool for the employees of the acquired business (including our named executive officers) calculated based upon the participant salaries and pre-tax profits of the acquired business through May 28, 2009. Thereafter, we utilized the ED&F Man group’s funding formula to add to the bonus pool for all employees based upon our employee salaries and pre-tax profits for the 2009 period after the business combination through December 31, 2009. The formula used by the ED&F Man group and us to calculate the total bonus pool was: 10% of participant salaries plus 20% of pre-tax profits in excess of a capital charge. (Consistent with ED&F Man group practices, the pre-tax profits in excess of the deemed cost of capital to which the 20% share was applied were determined by excluding any accrual for the profit component of the bonus pool, but including a bonus accrual equal to 10% of salaries.) This produced an aggregate bonus pool of approximately $7.3 million for the fourteen month period from November 1, 2008 (the beginning of the ED&F Man group’s fiscal year) through December 31, 2009 (the close of our fiscal year). Out of this total pool, our Compensation Committee allocated $4 million (about 53%) for awards to the named executive officers. The percentage of the aggregate pool reserved for executive officers is consistent with historical ED&F Man group practices.

Under the ED&F Man group’s policies, a portion of each executive’s annual bonus was paid in ED&F Man stock (i.e., the equity incentive award) with the balance paid in cash. Our Compensation Committee has decided to pay a similar portion of the incentive awards for named executive officers for the 14-month period as grants of restricted stock under the Westway Group, Inc. 2010 Incentive Compensation Plan, if that plan is approved by shareholders at our 2010 annual meeting. If the plan is not approved, these awards will be paid in cash in 2010. The following table shows the awards approved by the Compensation Committee for the named executive officers other than Mr. Harding, our Chief Executive Officer, as well as the award recommended by the Committee and approved by our Board to be paid to Mr. Harding:

Bonus Compensation for 14-Month Period Ended December 31, 2009

Name	Cash	Stock	Total
Peter Harding	$1,465,000	$485,000	$1,950,000
Wayne Driggers	675,000	225,000	900,000
Tom Masilla	450,000	150,000	600,000
Scott Mackenzie	175,000	100,000	275,000
Stephen Boehmer	175,000	100,000	275,000

Total	2,940,000	1,060,000	4,000,000

If the Westway Group, Inc. 2010 Incentive Compensation Plan is approved by stockholders at our 2010 annual meeting, the stock awards shown above will be converted from cash to a total of 212,000 restricted shares of our Class A common stock at the conversion price of $5.00 per share, which was the greater of (i) $5.00 or (ii) the volume-weighted average price ($4.82) of our Class A common stock during the five trading days preceding the January 26, 2010 Board meeting at which the stock awards were approved. One-third (1/3) of the restricted shares will vest on January 1, 2011; 1/3 of the shares will vest on January 1, 2012; and the final 1/3 will vest on January 1, 2013. The restricted shares will vest immediately upon the death or disability of the executive; the executive’s attainment of age 65; the executive’s Board-approved retirement after attaining the age of 55 with 10 years of combined service with the Company and ED&F Man; or the occurrence of a Change in Control. “Change in Control” refers to any person or “group” (as defined in Section 13(d)(3) of the Exchange Act) other than ED&F Man Holdings Limited and its subsidiaries acquiring (whether by stock purchase, asset purchase, merger or otherwise) twenty percent (20%) or more of our voting power, or ED&F Man Holdings Limited and its subsidiaries collectively ceasing to retain at least 35% of the combined aggregate Class A common shares, Class B common shares and Series A Convertible Preferred shares of the Company.

Transaction Bonuses and Retention Incentives

In connection with the business combination, ED&F Man entered into agreements with Messrs. Harding, Driggers and Shoemaker in September 2008. The agreement with Mr. Harding resulted in ED&F Man paying Mr. Harding a bonus once the business combination closed. Half of this bonus was paid by ED&F Man on the first payroll date following the closing in the amount of $950,000 and the balance of $950,000 will be paid by ED&F Man on the first payroll date following the anniversary of the closing, provided Mr. Harding is then employed by us.

The agreements with Messrs. Driggers and Shoemaker each provided for $100,000 payments by ED&F Man payable on the first payroll date following the final presentation to stockholders, regardless of whether or not the transaction closed, which was paid. Each of the agreements with Messrs. Driggers and Shoemaker also provided for payments by ED&F Man if the business combination closed. This second payment was made by ED&F Man on the first payroll date following the closing, in the amounts of $700,000 and $560,000 respectively. These bonus payments are in addition to the cash and stock bonus payments for 2008 and 2009 performance noted above. The agreements also provided (i) for full vesting of all of the ED&F Man share awards held by Messrs. Driggers and Shoemaker upon the closing, which were 180,816 and 136,727 shares respectively, (ii) that the executive’s annual salary level would not decrease for a period of one year from the business combination and (iii) that it is expected we would provide benefits substantially similar to the executive’s then-current benefits for a period of one year from the business combination. The agreements with Messrs. Driggers and Shoemaker also provided that, following their transfer to us, they would be able to exchange up to 100% of the value of their holdings in ED&F Man for shares of our common stock. This transfer was achieved by Messrs. Driggers and Shoemaker by selling their ED&F Man shares of 231,144 and 136,727, respectively, with the proceeds of such sale being used to acquire our common stock. Messrs. Harding and Boehmer also sold approximately 1,300,000 and 96,761 shares, respectively, or $3,484,000 and $259,319 worth of their ED&F Man shares and invested the proceeds in our common stock.

Changes to Compensation for 2010

During the later half of 2009 and into the beginning of 2010, the Compensation Committee, with the assistance of our compensation consultant, conducted an evaluation of our executive compensation programs to ensure future compliance with the requirements of Internal Revenue Code section 162(m) and current best practices for a public company. As this is the first year in which the acquired business is operating as a public company, we expect to be exempt during 2009 from the $1 million limitation on deductible compensation as long as the payment was made under a plan that was in effect before the business combination.

Comparing aggregate 2009 compensation to our peer group (with appropriate annualization), salaries were found to be below the 25th percentile; cash compensation (salary plus cash bonus) to be above the 75th percentile; stock awards to be below median; and total direct compensation (salary plus cash bonus plus the value of long-term incentive grants) to be between the median and 75th percentile. The Compensation Committee, with the advice of the Company’s compensation consultant, concluded that the overall size of the pay packages were appropriate and in line with our compensation goals and philosophy. In reaching this conclusion, the Committee also considered the business combination guarantees, Company financial results, and management’s exceptional progress in making the transition to a public company. However, the Committee decided that the mix of pay needed to become more in line with competitive practices, with more emphasis on salaries and stock awards and less emphasis on cash bonuses.

The Compensation Committee approved base salary increases for management to bring their salaries in line with the median of the market (with suitable adjustment for individual experience). These increases are effective in two stages, January 1, 2010 and June 1, 2010 as follows:

Increases to Base Salaries in 2010

Name	Salary as of December 31, 2009 (annualized)	Effective January 1, 2010 (annualized)	Effective June 1, 2010 (annualized)
Peter Harding	$309,000	$360,000	$475,000
Wayne Driggers	231,000	260,000	320,000
Tom Masilla	200,000	240,000	320,000
Scott Mackenzie	168,000	175,000	180,000
Stephen Boehmer	168,000	185,000	210,000

Total	1,076,000	1,220,000	1,505,000

Also with the advice of our compensation consultant, the Compensation Committee decided to replace the cash bonus and long term incentive compensation plans modeled after the ED&F Man group plans and used for 2009 with the new Westway Group, Inc. 2010 Incentive Compensation Plan (the “2010 Plan”), subject to the approval of our stockholders at the 2010 annual meeting.

The Compensation Committee has determined a framework of executive incentive awards to be made for 2010 under the 2010 Plan and award agreements were entered into with the named executive officers (other than Mr. Shoemaker) in March, 2010. The award agreements are subject to the approval of the 2010 Plan by the stockholders. Pursuant to the award agreements, an incentive pool for the named executive officers will be established equal to 10% of our economic profit earned in 2010. Economic profit for the purposes of the 2010 executive incentive awards is defined as Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation and amortization, adjusted to eliminate any accrual for employee bonuses, except a bonus accrual equal to 10% of total 2010 salaries of all employees other than the named executive officers) reduced by our total cost of debt and equity capital. Cost of debt is measured as the interest and fees incurred by us on our credit facility and other debt. Cost of equity is computed as 9.8% (which equals 7.5% plus the 5-year Treasury rate of 2.3% during the 30 days prior to 1/1/2010) of the balance sheet value of our common equity on January 1, 2010, plus dividends required to be paid or accrued on preferred shares (currently $.1376 per share per year). If our Adjusted EBITDA for 2010 is less than $40.5 million, which is 75% of budgeted Adjusted EBITDA, no incentive pool will be established.

The Compensation Committee has the right to reduce (but not increase) the amount of any executive’s bonus award if, based on a subjective assessment, the executive failed to meet expectations in one or more of the following performance areas: (i) Company growth; (ii) health, safety and environmental; (iii) investor relations; (iv) corporate compliance; (v) other annual objectives set by the Board of Directors; and (vi) such other areas as the Compensation Committee may determine.

If the 2010 Plan is approved by our stockholders, awards for 2010 will be paid partly in cash and partly in restricted shares of our Class A common stock under the 2010 Plan. The stock portion of each award will be equal to 40% of the first $375,000, plus 50% of the next $375,000 and 60% of any excess over $750,000 (subject to a 250,000 share cap). These restricted stock awards will vest as to 1/3rd of the shares on December 31, 2011; 1/3rd of the shares on December 31, 2012; and as to the final 1/3rd on December 31, 2013. The restricted stock awards will vest immediately upon the death or disability of the executive; the executive’s attainment of age 65; the executive’s Board-approved retirement after attaining the age of 55 with 10 years of service with the Company and/or ED&F Man; or a change in control (as defined in the 2010 Plan).

The Compensation Committee expects that, at target performance levels, the stock portion of executive officer pay will increase to about 35% of total executive officer compensation from 21% in 2009. This level of stock awards is more consistent with competitive practices and will align a substantial portion of the named executive officers’ compensation with long-term shareholder value.

Finally, while the Compensation Committee expects that the 2010 base salaries and incentive compensation awards will result in compensation levels consistent with our compensation philosophy and goals, the Committee reserves the right to award discretionary cash bonuses for 2010 to the extent it deems appropriate to reward named executive officers’ contributions to the Company not adequately rewarded by the base salaries and incentive compensation awards.

Severance

We have a broad-based severance plan for our executives and employees. We determined that such a plan is appropriate and necessary to assist in attracting and retaining the best talent, to encourage the executives’ honest discourse with their superiors and the Board without fear of adverse consequences, and to ensure that the executives and employees will act in the best interest of their employer in any situation involving a potential change in control of their employer. Our adoption of the plan further allowed us to comply with our obligation in connection with the business combination to provide base salaries, bonus opportunities, and benefits equal to or better than those offered by the ED&F Man group for a period of one year following the business combination. The amount that each named executive officer would have been entitled to receive under the severance plan had his employment terminated on December 31, 2009 is described in the section below entitled “Potential Payments Upon Termination or Change-in-Control.”

Pension

Some of the named executive officers have participated in the ED&F Man Holdings, Inc. Retirement Income Plan, which we refer to as the “ED&F Man Retirement Income Plan,” a frozen plan whose benefits were determined under a predecessor cash balance plan where interest, based upon each named executive officer’s account balance, was credited each calendar quarter. Following the consummation of the business combination, the ED&F Man Retirement Income Plan has continued to be maintained by the ED&F Man group, and interest credits for the participating named executive officers will continue to be made, until ED&F Man terminates the plan. Following the consummation of the business combination, we have not been responsible for these benefits and do not anticipate establishing a cash-balance or other defined benefit pension plan.

The named executive officers also participate in a 401(k) retirement plan, which we adopted after the closing of the business combination.

Impact of Tax and Accounting on Compensation Decisions

Before the business combination, our predecessor was not subject to Section 162(m) of the Internal Revenue Code, which provides that a company may not deduct compensation of more than $1,000,000 that is paid to certain individuals (except for certain performance-based compensation). Accordingly, Section 162(m) of the Internal Revenue Code did not influence past compensation decisions. As this is the first year in which the acquired business is operating as a public company, we expect our 2009 compensation to be exempt from the $1 million limitation on deductible compensation, as the payment was made under a plan that was in effect before the business combination. Going forward, we expect that compensation paid to our executive officers will be structured to be fully deductible for federal income tax purposes. However, in certain situations, we may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation to allow us to retain and/or attract qualified executive officers.

We do not currently compensate executives for any excise tax liability they may incur by reason of payments and benefits received upon a termination of employment or a change in control. As a result, if an executive officer is assessed any excise tax liability under Section 4999 of the Internal Revenue Code as a result of payments and benefits received in connection with a change in control, that executive officer is responsible for the payment of such excise tax.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be included in Westway Group, Inc.’s 2009 Annual Report on Form 10-K by virtue of inclusion in this Form 10-K/A.

Compensation Committee

Francis Jenkins, Jr. (Chairman)

John E. Toffolon, Jr.

G. Kenneth Moshenek

Gregory F. Holt

Summary Compensation Table

The following table sets out the total compensation earned or accrued to the named executive officers from the Company or its predecessor (and, with respect to Mr. Harding, the ED&F Man group) for the calendar year ended December 31, 2009, for the two-month period from November 1, 2008 through December 31, 2008, and for the fiscal years ended October 31, 2008 and October 31, 2007. The disclosures for calendar year 2009 contain both compensation paid by us following the business combination on May 28, 2009 and compensation paid by our predecessor prior to the business combination. The compensation reported below for all prior periods was paid to the named executive officers by our predecessor. Because our predecessor operated on a fiscal year ending on October 31 and we operate on a calendar year, we have included the two-month “stub period” ending December 31, 2008.

Fiscal Year 2009 Summary Compensation Table

Name and Current Principal Position	Fiscal Period Ending		Salary ($)	Bonus ($)(4)		Option Awards $	Stock Awards ($)(2)(5)	Change in Pension Value ($)(6)	All Other Compensation ($)		Total ($)
Peter Harding(8)	12/31/2009		309,000	2,605,271	(2)(3)(9)	—	700,000	11,970	53,717	(7)	3,679,958
Chief Executive Officer	12/31/2008	(1)	51,500	294,729	(2)(3)	—	—	2,291	1,861	(7)	350,381
	10/31/2008		307,500	1,750,000		—	1,000,000	13,535	33,010		3,104,045
	10/31/2007		294,419	1,700,500		351,825	—	14,217	34,224		2,395,185

Wayne Driggers	12/31/2009		222,250	1,563,971	(2)(3)(9)	—	170,000	1,739	36,339	(7)	1,994,299
Chief Operating Officer	12/31/2008	(1)	35,000	136,029	(2)(3)	—	—	333	4,718	(7)	176,080
	10/31/2008		188,374	455,000		—	175,000	1,966	27,459		847,799
	10/31/2007		152,000	375,500		—	75,000	2,065	23,533		628,098

Thomas Masilla	12/31/2009		189,583	800,000	(3)(9)	—	—	—	20,837	(7)	1,010,420
Chief Financial Officer (joined predecessor January 5, 2009)

Scott MacKenzie	12/31/2009		154,250	258,436	(2)(3)(9)	—	60,000	—	12,033	(7)	484,719
President, Westway Terminal Company LLC (joined predecessor January 1, 2008)	12/31/2008	(1)	22,500	41,564	(2)(3)	—	—	—	1,362	(7)	65,426
	10/31/2008		112,500	—		—	—	—	1,192		113,692

Steve Boehmer	12/31/2009		143,416	268,436	(2)(3)(9)	—	75,000	811	30,853	(7)	518,516
President, Westway Feed Products LLC	12/31/2008	(1)	21,604	41,564	(2)(3)	—	—	155	3,428	(7)	66,751
	10/31/2008		128,598	100,500		—	25,000	927	7,200		262,225
	10/31/2007		122,806	59,500		—	15,000	424	7,200		204,930

Bryan Shoemaker	12/31/2009		143,015	660,000	(9)	—	130,000	7,719	37,963	(7)	978,697
Former President, Westway Feed Products LLC (Resigned effective September 30, 2009)	12/31/2008	(1)	34,348			—	—	1,480	1,668	(7)	37,496
	10/31/2008		192,701	380,000		—	125,000	8,728	28,487		734,916
	10/31/2007		187,779	175,500		—	25,000	9,168	32,463		429,910

(1)	As discussed above in this section, the period ended December 31, 2008 is a two-month “stub period” due to the difference in accounting years of Westway Group, Inc. and its predecessor.
(2)	The cash bonuses reported for Messrs. Harding, Driggers, MacKenzie, and Boehmer were awarded in January 2010 for services rendered to us and our predecessor for the fourteen-month period from November 1, 2008 through December 31, 2009. These bonuses, described in the “Discretionary Annual Bonus/Long-Term Incentive Compensation” subsection of the “Compensation Discussion and Analysis” section above, were prorated between the two-month period ended December 31, 2008 and calendar year 2009 for purposes of this Fiscal Year 2009 Summary Compensation Table.
(3)

As discussed above in the “Discretionary Annual Bonus/Long-Term Incentive Compensation” subsection of our “Compensation Discussion and Analysis” section, a portion of the bonus awarded to Messrs. Harding,

Driggers, Masilla, MacKenzie, and Boehmer in January 2010 for services rendered in the fourteen-month period ended December 31, 2009 have been paid in cash and a portion will be paid in restricted Class A common stock of the Company, at a price equal to the trade volume-weighted average price of our Class A common stock during the five trading days preceding the January 26, 2010 Board meeting at which the stock awards were approved, if the 2010 Plan is approved by the stockholders at the 2010 annual meeting. If the 2010 Plan is not approved, the portion of the awarded bonus that was to be paid in restricted stock will be paid in cash.
(4)	As discussed above in the Compensation Discussion and Analysis section, the discretionary annual bonuses of the named executive officers were made at the discretion of the Remuneration Committee of ED&F Man for fiscal years 2007 and 2008 and by our Compensation Committee for the two-months ended December 31, 2008 and the calendar year ended December 31, 2009 based on performance for such periods.
(5)	Consists of awards of ordinary shares of ED&F Man made to the named executive officers under the ED&F Man 2009 and 2008 DIP and the ED&F Man Loyalty Plan. Shares awarded under the ED&F Man 2009 and 2008 DIP vest in three equal installments on the second, third and fourth anniversaries of the grant date. Shares awarded under the ED&F Man Loyalty Plan fully vest on the fourth anniversary of the grant date. Amounts shown do not reflect compensation actually received by the officers. Instead, amounts shown reflect the total grant date fair value for the stock awards determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718. Stock compensation expense recognized by ED&F Man for periods ending December 31, 2009 and 2008 and fiscal years ending October 31, 2008 and 2007 for awards granted under these plans differs from the amounts stated in this table. The accounting principles and assumptions applied to each of the share and share option awards are set out in accordance with U.S. GAAP in note 18 to the financial statements of Westway Group, Inc. for the fiscal year ended December 31, 2009 as of and for the years ended October 31, 2008 and 2007.
(6)	The values shown represent the change in present value of the named executive officers’ accumulated benefit under the ED&F Man Retirement Income Plan. Neither the ED&F Man Retirement Income Plan nor ED&F Man’s pension benefit obligations to the named executive officers under this plan have been or will be assumed by us. As described in the narrative following the “Pension Benefits for Fiscal Year 2009” table below, the ED&F Man Retirement Income Plan was frozen, and benefit accruals under the plan ceased, effective as of June 30, 2005. The change in the accumulated benefit reflected in this column is based on quarterly interest credits applied to the participant’s accounts, as described in the narrative following the “Pension Benefits for Fiscal Year 2009” table below.
(7)	Consists of Company contributions to Messrs. Harding’s, Driggers’, Masilla’s, MacKenzie’s, Boehmer’s and Shoemaker’s 401(k) accounts, automobile expense, and the dollar value of life insurance premiums. Following the freezing of the ED&F Man Retirement Income Plan, the Company and its predecessor have made contributions to each named executive officers’ 401(k) account in amounts intended to provide him with an appropriate replacement benefit. These amounts are based on a sliding scale commencing at 3% of gross compensation for service between two and five years, and capped at 12% of gross compensation for service of fifteen years or more. The Company also matches individual contributions of up to $5,000 for each named executive officer. The combined contributions to the ED&F Man Retirement Income Plan and the Westway Group, Inc. Savings and Investment Plan for Messrs. Harding, Driggers, Masilla, MacKenzie, Boehmer and Shoemaker were $46,560, $33,015, $10,792, $9,814, $23,198 and $30,319, respectively, for the fiscal year ended December 31, 2009.
(8)	No adjustment has been made to reflect any allocation of amounts to other ED&F Man companies to reflect services provided by Mr. Harding to them.
(9)	The amount of compensation paid to Messrs. Harding, Driggers, Masilla, MacKenzie, Boehmer, and Shoemaker associated with their service to us in the form of salary for the period from May 29, 2009 through December 31, 2009 was $180,250, $134,750, $145,833, $98,000, $89,404, and $64,495, respectively. The amount of bonus for this period of service by Messrs. Harding, Driggers, Masilla, MacKenzie, and Boehmer was $918,449, $423,900, $282,600, $129,525, and $129,525, respectively.

Grants of Plan-Based Awards Table

The following Grants of Plan-Based Awards table summarizes the equity-based compensation awards made by our predecessor to the named executive officers during the fourteen-month period ending December 31, 2009. We did not grant any plan-based stock awards in Fiscal Year 2009.

Grants of Plan-Based Awards in Fiscal Year 2009

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (Number)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Peter Harding
Stock	1/1/2009	261,194	700,000

Wayne Driggers
Stock	1/1/2009	63,432	170,000

Bryan Shoemaker
Stock	1/1/2009	48,507	130,000

Scott MacKenzie
Stock	1/1/2009	22,388	60,000

Steve Boehmer
Stock	1/1/2009	27,985	75,000

(1)	ED&F Man stock awarded pursuant to the ED&F Man 2009 DIP.
(2)	The grant date fair value of these stock awards was based on the fair value of the shares of ED&F Man’s common stock on the date of grant, which was $2.68.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Fiscal Year 2009 Discretionary Annual Bonuses and Equity Awards

In addition to base salary and benefits, Messrs. Harding, Driggers, Masilla, MacKenzie, Boehmer and Shoemaker were incentivized by us and our predecessor through the potential for payment of discretionary annual bonuses and the use of equity awards. The ED&F Man group granted equity shares to our named executive officers in January 2009 based upon their performance in ED&F Man’s fiscal year 2008. As discussed in the “Compensation Discussion and Analysis” section above, a portion of the discretionary bonus that we declared for the fourteen-month period ended December 31, 2009 will be paid with our restricted stock if the 2010 Incentive Compensation Plan is approved by the stockholders.

The named executive officers’ discretionary bonus compensation was supported by the officers’ commitment to achieve personal, predecessor and Company performance expectations. Discretionary bonuses for the fourteen-month period from November 1, 2008 through December 31, 2009 were awarded by us in January 2010 based on standards comparable to those established by the ED&F Man group before the business combination. If the stockholders approve the Westway Group, Inc. 2010 Incentive Compensation Plan, a portion of this bonus will be paid in restricted stock. See the “Compensation Discussion and Analysis” section above.

Fiscal Year 2009 Stock Awards

In fiscal year 2009, Messrs. Harding, Driggers, MacKenzie, Boehmer and Shoemaker received discretionary awards of time-vesting stock granted under the ED&F Man 2009 DIP. These shares were set to vest in equal installments on the second, third and fourth anniversary of the grant date if the named executive officer remained continuously employed with the ED&F Man group through the applicable anniversary of the grant date. A named executive officer will receive a prorated number of shares if he ceases to be an employee of ED&F Man or a subsidiary:

•	due to death,

•	if, in the opinion of ED&F Man’s Board of Directors, by reason of injury, disability or redundancy,

•	by reason of retirement at normal retirement age, or

•

because his office or employment is with a company that ceases to be a subsidiary of ED&F Man or that relates to a business or part of a business that is transferred to a person that is not a subsidiary of ED&F Man.

In connection with the business combination, ED&F Man amended the ED&F Man DIP to provide that (i) ED&F Man employees that were employed by the Company immediately following the business combination would not be considered to have ceased employment with ED&F Man for purposes of the ED&F Man DIP and (ii) following the business combination, service to the Company would be considered for purposes of the ED&F Man DIP as service to ED&F Man, despite the fact that the Company is not a subsidiary of ED&F Man, as that term is defined under the ED&F Man DIP. Thus, the ED&F Man time-vesting stock held by Messrs. Harding, Boehmer, and MacKenzie did not vest as a result of the business combination.

Despite these changes to the ED&F Man DIP, the time-vesting stock granted under the ED&F Man 2008 and 2009 DIP held by Messrs. Driggers and Shoemaker vested in full as a result of the business combination in the amounts of 124,435 and 92,080, respectively, pursuant to the retention agreements described above in the “Transaction Bonuses and Retention Incentives” subsection of the “Compensation Discussion and Analysis” section.

Outstanding Equity Awards at Fiscal Year-End Table

The following Outstanding Equity Awards table summarizes the equity-based compensation awards made by our predecessor to the named executive officers that were unexercised and/or unvested as of December 31, 2009.

Outstanding Equity Awards of ED&F Man at December 31, 2009

Name	Option Awards(1)				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Peter Harding
ED&F Man DHR Award, 2006	226,800	—	2.41	01/20/2010	—	—
	—	262,500	2.41	01/20/2011	—	—
ED&F Man 2008 DIP	—	—	—	—	232,393	720,418
ED&F Man 2009 DIP	—	—	—	—	261,194	809,701

Stephen Boehmer
ED&F Man Loyalty Plan Award, 2006	—	—	—	—	16,769	51,984
ED&F Man Loyalty Plan Award, 2007	—	—	—	—	5,407	16,762
ED&F Man 2008 DIP	—	—	—	—	5,810	18,011
ED&F Man 2009 DIP	—	—	—	—	27,985	86,753

Scott MacKenzie
ED&F Man 2009 DIP	—	—	—	—	22,388	69,403

(1)	Option awards reflect the ED&F Man shares underlying the ED&F Man DHR Awards.
(2)	The table immediately following entitled “Vesting Schedule at Fiscal Year-End 2009” provides additional information regarding the ED&F Man 2009 and 2008 DIP and ED&F Man Loyalty Plan stock awards.
(3)	Shares that have not vested are valued based on fair price of ED&F Man ordinary shares as of December 31, 2009 of $3.10 per share.

Vesting Schedule at Fiscal Year-End 2009

Named Executive Officer	Grant Date	Shares of Stock (#)	Vesting Schedules
Peter Harding
ED&F Man 2008 DIP(1)	11/1/2007	232,393	02/3/10 100%
ED&F Man 2009 DIP(1)	1/1/2009	261,194	02/3/10 100%
ED&F Man DHR Award Plan, 2006(2)	11/7/2006	262,500	02/01/10

Stephen Boehmer
ED&F Man Loyalty Plan Award, 2006	2/1/2006	16,769	02/01/10 100%
ED&F Man Loyalty Plan Award, 2007	2/1/2007	5,407	02/01/11 100%
ED&F Man 2008 DIP	11/1/2007	5,810	10/15/10 50%
			10/15/11 50%
ED&F Man 2009 DIP	1/1/2009	27,985	01/01/11 33.3%
			01/01/12 33.3%
			01/01/13 33.3%

Scott MacKenzie
ED&F Man 2009 DIP	1/1/2009	22,388	01/01/11 33.3%
			01/01/12 33.3%
			01/01/13 33.3%

(1)	These shares fully vested as of February 3, 2010 based on an agreement of that same date with ED&F Man.
(2)	The portions of the DHR awards that vest on the vesting dates are determined by ED&F Man. During 2006 the 2004 and 2005 plans were combined and granted again under the 2006 grant. However, the awards maintained their original terms.

Option Exercises and Stock Vested Table

There were not any stock options exercised or vested during the period from November 1, 2008 through December 31, 2008, and therefore we have not included the corresponding table.

The following Option Exercises and Stock Vested table summarizes, for each named executive officer, information concerning stock option exercises and stock awards that vested in fiscal year 2009.

Option Exercises and Stock of ED&F Man Vested During Fiscal Year 2009

Name	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Peter Harding
ED&F Man ESPP 2002	27,440	38,364		—	—
ED&F Man ESPP 2003	20,227	24,058		—	—
ED&F Man ESPP 2004	87,159	82,836		—	—
ED&F Man ESPP 2005	147,435	93,626		—	—
ED&F Man ESPP 2006	293,464	82,893		—	—
ED&F Man ESPP 2007	288,381	—	(1)	—	—
ED&F Man DHR Award Plan 2006	—	—		226,800	61,236	(2)
ED&F Man 2008 DIP	—	—		116,196	311,405

Wayne Driggers
ED&F Man Loyalty Plan Award, 2005	—	—		24,572	65,853
ED&F Man Loyalty Plan Award 2006	—	—		29,346	78,647
ED&F Man Loyalty Plan Award 2007	—	—		27,035	72,453
ED&F Man 2008 DIP	—	—		61,003	163,488
ED&F Man 2009 DIP	—	—		63,422	169,998

Steve Boehmer
ED&F Man Loyalty Plan Award 2005	—	—		19,658	52,683
ED&F Man 2008 DIP	—	—		2,904	7,783

Bryan Shoemaker
ED&F Man Loyalty Plan Award, 2005	—	—		24,572	65,853
ED&F Man Loyalty Plan Award 2006	—	—		35,635	95,502
ED&F Man Loyalty Plan Award 2007	—	—		9,012	24,152
ED&F Man 2008 DIP	—	—		43,573	116,776
ED&F Man 2009 DIP	—	—		48,507	129,999

(1)	Mr. Harding exercised all of his outstanding ED&F Man ESPP grants in early 2009 in anticipation of the business combination. At that time, the fair value of the ED&F Man shares underlying these options was 9 cents per share below the $2.77 strike price of the 2007 grant. Thus, Mr. Harding did not realize any value with respect to the ED&F Man ESPP 2007 grant.
(2)	Mr. Harding did not elect to exercise this award, and therefore the award expired one year from the vesting date, February 1, 2009, with no value realized.

Pension Benefits

The following Pension Benefits table summarizes the present value of the accumulated benefit that had accrued in the ED&F Man Retirement Income Plan, a defined benefit plan of ED&F Man, as of December 31, 2008.

Pension Benefits as of December 31, 2008

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Peter Harding	ED&F Man Retirement Income Plan	16	334,642
Wayne Driggers	ED&F Man Retirement Income Plan	16	48,616
Thomas Masilla		—	—
Scott MacKenzie		—	—
Steve Boehmer	ED&F Man Retirement Income Plan	9	22,686
Bryan Shoemaker	ED&F Man Retirement Income Plan	18	215,795

The following Pension Benefits table summarizes the present value of the accumulated benefit that had accrued in the ED&F Man Retirement Income Plan, a defined benefit plan of ED&F Man, as of December 31, 2009.

Pension Benefits as of December 31, 2009

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Peter Harding	ED&F Man Retirement Income Plan	17	346,612
Wayne Driggers	ED&F Man Retirement Income Plan	17	50,355
Thomas Masilla		—	—
Scott MacKenzie		—	—
Steve Boehmer	ED&F Man Retirement Income Plan	10	23,497
Bryan Shoemaker	ED&F Man Retirement Income Plan	19	223,514

Messrs. Harding, Driggers, Boehmer and Shoemaker each participate in the ED&F Man Retirement Income Plan. Messrs. Masilla and MacKenzie do not participate in the ED&F Man Retirement Income Plan. The ED&F Man Retirement Income Plan was frozen on June 30, 2005. Benefits under the ED&F Man Retirement Income Plan were determined under a predecessor cash balance plan under which benefits accrued based on annual employer contributions and quarterly interest credits. Interest credits are determined based on the balance credited to a participant’s account as of the first day of each calendar quarter, and the annualized rate of interest equals the annual rate of interest on ten-year Treasury Constant Maturities, as reported in the Federal Reserve Bulletin, determined for the month of November in the calendar year immediately before the year in which the interest is credited. The interest rate in effect for the 2009 fiscal year was 3.53% through October 31, 2008 and changed to 3.4% on November 1, 2009. Participants in the ED&F Man Retirement Income Plan continue to earn interest credits on their accrued benefit balance, based on the interest rate calculation described in the foregoing sentence, but receive no further annual employer contributions or other benefit accrual under the ED&F Man Retirement Income Plan after June 30, 2005.

As of December 31, 2009, Messrs. Harding, Driggers, Shoemaker, and Boehmer were 100% vested in their ED&F Man Retirement Income Plan benefits.

In connection with the business combination, ED&F Man amended the ED&F Man Retirement Income Plan to provide that (i) participants in the plan that were employed by the Company immediately following the business combination would not be considered to have ceased employment with ED&F Man for purposes of the ED&F Man Retirement Income Plan and (ii) following the business combination, service to the Company would be considered for purposes of the ED&F Man Retirement Income Plan as service to ED&F Man, despite the fact that the Company is not a subsidiary of ED&F Man.

Vested retirement benefits are payable in the form of a lump sum or annuity payments upon retirement from the Company, termination from the Company, or death. Unless a participant elects a different form of payment, benefits are paid (i) in the form of a joint and 50% survivor annuity if the participant is married on his or her benefit commencement date or (ii) in a single life annuity if he or she is not married on his or her benefit commencement date. Participants who select a different form of payment from the annuities described in the foregoing sentence will receive the actuarial equivalent of their accrued benefits.

Participants can choose their benefit commencement date as long as the date is after the first day of the calendar month following termination of employment or death.

Participants in the ED&F Man Retirement Income Plan may retire at any time and receive the unreduced value of their vested account balances in a lump sum or an annuity as described above. Accordingly, for purposes of calculating the present value of our named executive officers’ accumulated benefits, we assumed that they began receiving payments under the ED&F Man Retirement Income Plan on December 31, 2009. Consequently, the present value of the named executive officers’ accumulated benefits under the ED&F Man Retirement Income Plan equaled their account balances on December 31, 2009.

The Internal Revenue Code places limitations on benefit amounts that may be paid to a participant under the ED&F Man Retirement Income Plan and, in 2009, the maximum annual benefit payable to a participant under the ED&F Man Retirement Income Plan was $195,000.

Neither the ED&F Man Retirement Income Plan nor any obligations under the ED&F Man Retirement Income Plan was assumed by us in the business combination.

Potential Payments on Termination or Change-in-Control

This discussion describes the payments and benefits the named executive officers would receive in connection with a variety of employment termination scenarios and upon a change of control. For the named executive officers, we assumed the terminations and the change of control occurred on December 31, 2009.

There is no change of control impact as it relates to a change of ownership of Westway Group, Inc. on the ED&F Man share and option award plans. Further, as we had not made any awards of equity incentives prior to December 31, 2009, a change of control of Westway Group, Inc. could not affect any equity awards of Westway Group, Inc. The following discussion includes the impact of a change in control of ED&F Man, rather than us, on the compensation and share option award plans.

The business combination, as noted earlier, resulted in full vesting of the share award plans of Messrs. Driggers and Shoemaker as of the date of the business combination. With respect to all other former employees of the ED&F Man group, ED&F Man amended the ED&F Man DIP, the ED&F Man Loyalty Plan, and the ED&F Man DHR Award Plan to provide that (i) ED&F Man employees that were employed by the Company immediately following the business combination would not be considered to have ceased employment with ED&F Man for purposes of the ED&F Man plans and (ii) following the business combination, service to the Company would be considered for purposes of the ED&F Man plans as service to ED&F Man, despite the fact that the Company is not a subsidiary of ED&F Man.

This discussion does not include accrued but unpaid salary or discretionary annual bonus compensation the named executive officers earned due to employment through December 31, 2009 that would have been paid upon termination of employment. In addition, this discussion excludes compensation or benefits provided under plans or arrangements that do not discriminate in favor of the named executive officers and that are generally available to all salaried employees, such as benefits provided by the ED&F Man Retirement Income Plan. See the “Pension Benefits for 2009” table and the accompanying narrative for a description of the named executive officers’ accumulated benefits under the ED&F Man Retirement Income Plan.

ED&F Man Severance Pay Plan

The named executive officers are entitled to receive severance benefits from us under the Westway Group, Inc. Severance Pay Plan. Due to our obligation in connection with the business combination to provide base salary, annual bonus opportunities, and benefits equal to or better than those offered by the ED&F Man group for a period of one year following the business combination and to assist us in attracting and retaining qualified employees, we adopted the Westway Group, Inc. Severance Pay Plan in             2009. We refer to Westway Group, Inc. Severance Pay Plan as the “Severance Plan.” Eligibility to receive severance benefits under the Severance Plan is conditioned upon the named executive officers’ completion of three years of combined service with the ED&F Man group and the Company at the time of termination of employment (subject to waiver by the Severance Plan administrator) and, either:

•	involuntary termination due to a reduction in force; or

•	termination of employment due to an eligible reason.

The Severance Plan imposes an additional condition to receipt of benefits by requiring eligible employees to sign a separation agreement waiving any and all claims they may have in connection with their employment and termination in a timely manner, and the separation agreement must become irrevocable.

Upon satisfaction of these conditions, the Severance Plan provides a minimum severance benefit of one week of an eligible employee’s annualized base pay for each year of service. We may increase the minimum severance benefit payable to an eligible employee, but the maximum severance benefit payable under the Severance Plan may not exceed one year of the eligible employee’s annual salary. Assuming the named executive officers’ employment had terminated as of December 31, 2009 and Messrs. Masilla and MacKenzie obtained a waiver of the three years of service requirement, Messrs. Harding, Driggers, Masilla, MacKenzie and Boehmer would have been entitled to receive up to $309,000, $231,000, $16,667, $28,000, and $140,000, respectively, in a lump sum payment from us after their separation agreements became irrevocable.

ED&F Man DIP

Pursuant to the ED&F Man DIP as amended in connection with the business combination, each named executive officer would receive a prorated number of shares of stock from his award of time-vesting stock if he ceased to be an employee of the Company or a subsidiary due to:

•	death;

•	in the opinion of ED&F Man’s Board of Directors, injury, disability or redundancy;

•	retirement at normal retirement age; or

•	his employer ceasing to be a subsidiary or business unit of the Company.

Assuming the named executive officers’ employment had terminated for any of the reasons set forth above on December 31, 2009, Messrs. Harding, MacKenzie, and Boehmer would have vested in 135,695, 7,410, and 13,026 ordinary shares of ED&F Man, respectively, upon termination of their employment with the Company. Based on a per share value of $3.10, the fair value of an ordinary share of ED&F Man on December 31, 2009, the shares that would have vested have values of $420,655, $22,971, and $40,381 for Harding, MacKenzie, and Boehmer, respectively.

Vesting of all stock awards under the ED&F Man DIP would be accelerated upon a change of control of ED&F Man, however, a change in control of the Company would not result in any change in the vesting schedule. For purposes of the ED&F Man DIP, a change of control of ED&F Man would be deemed to occur if:

•	any person becomes bound or entitled to acquire shares of ED&F Man under sections 974 to 991 of the Companies Act 2006;

•

under Parts 26 and 27 of the Companies Act 2006, a court sanctions a compromise or arrangement proposed for the purposes of or in connection with a scheme for the reconstruction of ED&F Man or the amalgamation or merger of ED&F Man with any other company or companies; or

•	ED&F Man passes a resolution for voluntarily winding up, or if an order is made for the compulsory winding up of ED&F Man.

If a change of control of ED&F Man had occurred on December 31, 2009, Messrs. Harding, MacKenzie, and Boehmer would have been entitled to vest in 493,587, 22,386, and 33,795 ordinary shares of ED&F Man, respectively, upon the change of control. Based on a per share value of $3.10, the fair value of an ordinary share of ED&F Man on December 31, 2009, the shares that would have vested had values of $1,530,120, $69,397, and $104,765 for Messrs. Harding, MacKenzie, and Boehmer, respectively.

ED&F Man Loyalty Plan

Pursuant to the ED&F Man Loyalty Plan as amended in connection with the business combination, each named executive officer will receive a prorated number of shares from his awards of restricted ED&F Man shares if he ceases to be an employee of the Company or a subsidiary due to:

•	death;

•	in the opinion of ED&F Man’s Board of Directors, injury, disability or redundancy;

•	retirement at normal retirement age; or

•	his employer ceasing to be a subsidiary or business unit of the Company.

Assuming that the named executive officers’ employment with the Company had terminated for any of the reasons set forth above on December 31, 2009, Mr. Boehmer would have been entitled to vest in 20,339 ordinary shares of ED&F Man upon termination of his employment. Based on a per share value of $3.10, the fair value of an ordinary share of ED&F Man on December 31, 2009, the shares that would have vested have values of $63,051 for Mr. Boehmer.

Vesting of all time-vesting share awards under the Loyalty Plan will be accelerated upon a change of control of ED&F Man. However, a change in control of the Company would not result in any change in the vesting schedule. For purposes of the Loyalty Plan, a change of control of ED&F Man would be deemed to occur if:

•	any person becomes bound or entitled to acquire shares of ED&F Man under sections 428 to 430F of the English Companies Act 1985;

•

under section 425 of the English Companies Act 1985, a court sanctions a compromise or arrangement proposed for the purposes of or in connection with a scheme for the reconstruction of ED&F Man or its amalgamation with any other company or companies; or

•	ED&F Man passes a resolution for voluntarily winding up, or if an order is made for the compulsory winding up of ED&F Man.

Assuming that a change of control of ED&F Man occurred on December 31, 2009, Mr. Boehmer would have been entitled to vest in 22,176 ordinary shares of ED&F Man upon the change of control. Based on a per share value of $3.10, the fair value of an ordinary share of ED&F Man on December 31, 2009, the shares that would had vested have values of $68,746 for Mr. Boehmer.

ED&F Man DHR Award Plan

Pursuant to the ED&F Man DHR Award Plan as amended in connection with the business combination, each named executive officer will receive a prorated number of share options from his share option awards if he ceases to be an employee of the Company or a subsidiary due to:

•	death;

•	ill health;

•	disability; or

•	dismissal by redundancy.

Assuming that the named executive officers’ employment had terminated for any of the reasons set forth above on December 31, 2009, Mr. Harding would have been entitled to vest in options to purchase 257,894 ordinary shares of ED&F Man upon termination of his employment. Based on a per share value of $3.10, the fair value of an ordinary share of ED&F Man on December 31, 2009, the share options that would have vested had values of $177,946 for Mr. Harding.

A change in control of the Company would not result in any change in the vesting schedule. However, vesting of all share option awards under the ED&F Man DHR Award Plan will be accelerated upon a takeover offer that, if completed, would result in a change of control of ED&F Man. For purposes of the ED&F Man DHR Award Plan, a takeover offer means a firm and irrevocable offer in writing to acquire some or all of the shares in ED&F Man, or some or all of the ordinary shares of $1 in the capital of ED&F Man, such that if completed in accordance with its terms would result in a change of control. For purposes of the ED&F Man DHR Award Plan, a change of control of ED&F Man means:

•

the acquisition by any person, not being a qualifying shareholder, family trust, privileged relation or related corporation (as such terms are defined in ED&F Man’s Articles of Association), or by any group of such persons “acting in concert” (as such term is defined in the City Code on Takeovers and Mergers), of control, whether direct or indirect, of more than 49 percent of the issued ordinary shares of $1 each in ED&F Man, whether by a series of transactions over that period or not, or

•

following any listing and public offering of ordinary shares of $1 in the capital of ED&F Man, the control of more than 50 percent of the then issued ordinary shares ceases to be held by or for qualifying shareholders or their family trusts or privileged relations.

Accelerated vesting of the named executive officers’ ED&F Man DHR Award Plan share option awards is contingent upon the takeover offer becoming unconditional in all respects, and if the takeover offer relates to less than 100% of the ordinary shares of $1 in the capital of ED&F Man Holdings Limited, the share options shall be treated as being exercisable in relation to a pro rata proportion of the share options. If a takeover offer had been made, relating to 100% of the ordinary shares of $1 in the capital of ED&F Man and a change of control of ED&F Man Holdings Limited had occurred on December 31, 2009, Mr. Harding would have been entitled to vest in 262,500 share options upon the change of control. Based on a per share value of $3.10, the fair value of an ordinary share of ED&F Man on December 31, 2009, the share options that would have vested had values of $181,125 for Mr. Harding.

The following table summarizes the payments and benefits that our named executive officers would have received had their employment with the Company or any of its subsidiaries been terminated or had a change of control of ED&F Man occurred, in either case, on December 31, 2009, pursuant to the ED&F Man Severance Plan, the ED&F Man DIP, the ED&F Man Loyalty Plan and the ED&F Man DHR Plan as described above.

As of 12/31/09	Termination of Employment				Change of Control
	Severance Plan ($)	Deferred Incentive Plan Shares (#)	Loyalty Plan Shares (#)	DHR Award Plan Shares (#)	Deferred Incentive Plan Shares (#)	Loyalty Plan Shares (#)	DHR Award Plan Shares (#)
Peter Harding	309,000	135,695	—	257,894	493,587	—	262,500
Wayne Driggers	231,000	—	—	—	—	—	—
Thomas Masilla	16,667	—	—	—	—	—	—
Stephen Boehmer	140,000	13,026	20,339	—	33,795	22,176	—
Scott MacKenzie	28,000	7,410	—	—	22,386	—	—

(1)	Change of control reflects the impact of a change in ownership of ED&F Man.

Compensation of Directors

The following table summarizes compensation paid to our non-employee directors for the year ended December 31, 2009.

Director Summary Compensation for Fiscal Year 2009

Name	Fees Paid in Cash for Service as a Director ($)
Francis P. Jenkins, Jr.	88,900
G. Kenneth Moshenek	73,500
Philip A. Howell	—
James B. Jenkins	—
Gregory F. Holt	74,800
John E. Toffolon, Jr.	83,900

The ED&F Man subsidiaries that comprised the acquired business did not have directors that received compensation in 2009 for their services on a board of directors. Our directors did not receive compensation for services rendered prior to the business combination.

After the business combination, Messrs. Francis Jenkins, Jr., John Toffolon, Jr., G. Kenneth Moshenek, and Gregory Holt all received compensation for their service on the Board of Directors, in the form of fees that are paid in advance in cash on an annual basis. Our Chairman, Francis P. Jenkins, Jr., was paid an additional fee for his service as Chairman of the Board. As an employee director of the Company, Mr. Harding does not receive separate compensation for his Board service. Two of our directors, Philip Howell and James Jenkins, have elected to date not to receive compensation for their services as directors. Both are employees of ED&F Man or its affiliates and were appointed as directors by the holder of our Class B common stock. Mr. Howell and Mr. Jenkins could be paid compensation for their services in the future. In that event, it is expected they would be paid amounts commensurate with the amounts paid other directors. In addition to any compensation paid, Board members are reimbursed for out-of-pocket expenses incurred in connection with attending Board or Committee meetings.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was formed on June 18, 2009, following the consummation of the business combination. The following directors have served on the Compensation Committee since its inception: Francis P. Jenkins, Jr., G. Kenneth Moshenek, John E. Toffolon, Jr., and Gregory F. Holt.

Since 2006 and until May 28, 2009, Mr. Francis Jenkins, Jr. served as our Chief Executive Officer, Mr. John Toffolon, Jr. served as our Chief Financial Officer, and Mr. Moshenek served as our Chief Operating Officer. All three individuals have served as our directors since 2006.

Messrs. Francis Jenkins, Jr., Kenneth Moshenek, and John Toffolon, Jr. are all members of Shermen WSC Holding LLC, our original sponsor, which currently owns 1,000,000 shares of our Class A common stock, which shares are currently held in escrow pending the achievement of certain share price or earnings targets. Mr. Jenkins’ son is also a member of Shermen WSC Holding LLC, and Mr. Jenkins, his wife and his three children are members of WB Farms, LLC, which is also a member of Shermen WSC Holding LLC. Mr. Jenkins is also the managing member of Shermen Capital Partners, LLC, which is the managing member of Shermen WSC Holding LLC. Mr. Jenkins may be deemed to beneficially own all of the shares owned by Shermen WSC Holding LLC. The relationships of Messrs. Francis Jenkins, Jr., Kenneth Moshenek, and John Toffolon, Jr. with Shermen WSC Holding LLC, in conjunction with the possibility that the interests of Shermen WSC Holding LLC may not coincide with the interests of our other stockholders, may provide these directors with interests that are different from our non-Shermen WSC Holding LLC associated stockholders. Transactions between us and Shermen WSC Holding LLC or its affiliates are discussed below.

Sale and Registration for Sale of Certain Shares of Common Stock

On May 1, 2006, we issued 5,663,750 shares of our common stock to Shermen WSC Holding LLC and 28,750 shares of our common stock to each of Mr. John Toffolon, Jr., Joseph Prochaska, and Donald Pottinger (in each case after giving effect to a 1.15 for 1 forward stock split effected immediately prior to the consummation of our initial public offering), for consideration of $0.005 per share. Pursuant to an escrow agreement in May 2007, these shares were all escrowed. The shares issued to the three individuals were released from escrow in November 2009. Of the 5,663,750 shares issued to Shermen WSC Holding LLC, 3,266,608 of them were forfeited to us and cancelled after the business combination in May 2009, another 1,397,142 were released from escrow in November 2009, and the remaining 1,000,000 remain in escrow under the May 2009 stock escrow agreement described at length below in the “Stock Escrow Agreement” subsection.

Pursuant to an agreement signed on May 24, 2007 (the “May 24, 2007 registration rights agreement”), the holders of the majority of these shares are entitled to make up to two demands that we register these shares. In addition, these stockholders have certain “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements. In February 2010, we filed with the SEC a registration statement on Form S-3 registering approximately 21.2 million shares of our Class A common stock for sale by various of our shareholders, including Westway Holdings Corporation (a subsidiary of ED&F Man), David M. Knott (a beneficial owner of more than 5% of our Class A common stock), several of our directors and executive officers and their immediate family (Francis P. Jenkins, Jr. and his son Francis Jenkins, III, Peter J.M. Harding, John E. Toffolon, Jr., G. Kenneth Moshenek, Wayne N. Driggers, and Stephen Boehmer), as well as various other former or current employees of us or the ED&F Man group.

Sale of Certain Warrant, and Registration for Sale of Underlying Shares of Common Stock

Concurrently with the consummation of our initial public offering, on May 30, 2007, we consummated a private sale of warrants (the “founder warrants”) at a purchase price of $0.70 per founder warrant, generating total proceeds of approximately $3.7 million (the “founder warrant purchase agreement”). The founder warrants were purchased by Mr. Francis Jenkins, Jr., Mr. John Toffolon, Jr. and WB Farms, LLC, which is owned by Mr. Jenkins and members of his family. The founder warrants are currently exercisable for an aggregate of

5,214,286 shares of our Class A common stock, of which warrants to purchase 3,814,286 shares are held by Mr. Francis Jenkins, warrants to purchase 1,000,000 shares are held by the John E. Toffolon, Jr. Residuary Trust, warrants to purchase 100,000 shares are held by Mr. Toffolon and warrants to purchase 300,000 shares are held by WB Farms, LLC. Each of the founder warrants is exercisable for the purchase of one share of Class A common stock at $5.00 per share and is scheduled to expire on May 24, 2011. If called for redemption, the founder warrants will be exercisable on a cashless basis.

The holders of the founder warrants and the common stock underlying such founder warrants are entitled to registration rights with respect to such securities under an agreement signed on May 30, 2007 (the “May 30, 2007 registration rights agreement”). In August 2009, we filed with the SEC our Post-Effective Amendment No. 2 to our registration statement on Form S-1 relating to the shares of our Class A common stock issuable upon exercise of warrants that we previously issued to investors in connection with our initial public offering, including the founder warrants.

Office Services Agreement

Shermen Capital Partners, LLC is an entity controlled by Mr. Francis Jenkins, Jr., and is the managing member of Shermen WSC Holding LLC, an entity holding more than 5% of our Class A common stock. In May 2007, we agreed to pay Shermen Capital Partners, LLC a monthly fee of $9,950 for providing us with general and administrative services, including office space, utilities, and secretarial support (the “office services agreement”). As of December 31, 2008, we paid fees totaling $189,050, for such services. During 2009, we paid fees totaling $49,750 for such services. This arrangement, which is no longer in effect, was solely for our benefit and was not intended to provide compensation in lieu of a salary for any person.

Stock Escrow Agreement

In connection with the business combination, on May 28, 2009, we entered into a stock escrow agreement with Westway Holdings Corporation (a subsidiary of ED&F Man that we refer to as “Holdings”), Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company, as escrow agent, which was amended by the letter agreement described below in the subsection entitled “Letter Agreement.” We refer to this stock escrow agreement, as so amended, as the “stock escrow agreement.”

Deliveries to Escrow Agent. Pursuant to the stock escrow agreement, at the closing of the business combination on May 28, 2009, we delivered to the escrow agent for deposit into an escrow account, approximately 12.2 million newly-issued shares of our Series A Convertible Preferred Stock issued to Holdings, as part of the consideration for the business combination. The value of the 12.2 million shares as of May 28, 2009 was approximately $69.9 million.

In addition, six months after the closing, 1.0 million shares of our Class A common stock owned by Shermen WSC Holding LLC, which had been in another escrow, was transferred to the escrow account established under the stock escrow agreement. The value of the 1 million shares as of May 28, 2009 was approximately $5.9 million.

Dividends on Escrowed Shares. To the extent permitted under our certificate of incorporation, we will pay and deliver any cash dividends declared and payable in respect of any shares held in the escrow account to the escrow agent for deposit in the escrow account. Our certificate of incorporation provides, however, that dividends and other distributions on the shares held in the escrow account will accrue on our books and records, but will not be paid to the holders of those shares while those shares are held in escrow. We will pay all dividends and other distributions that have accrued on these shares during the period from the closing of the business combination on May 28, 2009 until the date of release from escrow only if and when these shares are released from escrow in accordance with the stock escrow agreement. During 2009, dividends in the amount of $991,762 accrued on our books with respect to the approximate 12.2 million shares of Series A Convertible Preferred Stock held in escrow.

Releases from Escrow. The escrow agent will not release any shares, warrants or funds held in the escrow account unless it first receives a written instruction letter signed by us, Holdings and Shermen WSC Holding LLC in the form prescribed by the stock escrow agreement. The shares of our common stock and of Series A Convertible Preferred Stock held in escrow in the name of Shermen WSC Holding LLC and Holdings, respectively, are to be released from escrow upon receipt by the escrow agent of instructions to do so in the circumstances described below. Any escrowed shares which are subsequently released from escrow pursuant to the stock escrow agreement will be treated, in all cases, as if those shares had been issued and delivered at the May 28, 2009 closing to the person receiving those shares upon their release from escrow, and as if such shares were outstanding as of the closing date.

Release of Shares upon Our Achievement of Earnings or Share Price Targets. The approximately 12.2 million shares of our Series A Convertible Preferred Stock in the escrow account that are owned by Holdings, which we refer to as “Holdings’ escrowed shares,” and the 1.0 million shares of our common stock in the escrow account that are owned by Shermen WSC Holding LLC, which we refer to as the “sponsor’s escrowed shares,” will be released to Holdings and to Shermen WSC Holding LLC, as the case may be, in up to three increments if—and only if—we achieve the earnings or share price performance targets described below. The earnings targets are based on income (loss) before net interest (defined as the aggregate of interest expense and interest income), income tax, and depreciation and amortization. We refer to this measure of earnings as “EBITDA.”

First Release Targets. If the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $6.50 per share, or our reported EBITDA has exceeded $52.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent will release:

•

to Holdings, one-third of Holdings’ escrowed shares, together with any new shares issued in respect of these released escrowed shares and any cash dividends accrued but not paid on these released escrowed shares and new shares, which we refer to as the “additional escrow items”; and

•	to Shermen WSC Holding LLC, 958,333 of the sponsor’s escrowed shares, and any additional escrow items attributable to those released shares.

Second Release Targets. If the share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.00 per share, or our reported EBITDA has exceeded $57.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent will release:

•

to Holdings, that number of Holdings’ escrowed shares that, when added to the number, if any, of Holdings’ escrowed shares already released as a result of us having achieved the EBITDA or share price targets described above under “First Release Targets,” constitute two-thirds of Holdings’ escrowed shares, and any additional escrow items attributable to those released shares, but not before November 1, 2010, even if the EBITDA or share price target were achieved prior to that date; and

•	to Shermen WSC Holding LLC, 41,667 of the sponsor’s escrowed shares, and any additional escrow items attributable to those released shares.

Third Release Targets. If the share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.50 per share, or our reported EBITDA has exceeded $62.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent will release to Holdings all of Holdings’ escrowed shares, if any, still held in the escrow account, and all additional escrow items attributable to those released shares, but not before November 1, 2011 even if the EBITDA or share price target were achieved prior to that date.

Release of Shares upon Change of Control. If there is a change of control of the Company after the May 28, 2009 closing, the escrow agent will, promptly upon receipt of an instruction letter, release and deliver:

•	to Holdings, all of Holdings’ shares of Series A Convertible Preferred Stock held in the escrow account and any additional escrow items attributable to those shares; and

•	to Shermen WSC Holding LLC, all of its shares of our common stock held in the escrow account, and any additional escrow items attributable to those released shares.

Voting and Conversion Rights. The stock escrow agreement does not limit the right of any holder of escrowed shares to vote or direct the voting of such shares, nor does it restrict or eliminate the conversion rights of any holder of escrowed shares under our certificate of incorporation (but the shares issued upon conversion will be deposited in escrow in place of the converted shares).

Letter Agreement

In connection with the business combination, on May 26, 2009, we entered into a letter agreement with Shermen WSC Holding LLC, Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man, Holdings, Westway Terminal Company Inc. and Westway Feed Products Inc., which we refer to as the “letter agreement.” The terms of the letter agreement include the following:

•

waivers by us and the other parties thereto of various conditions to the closing of the business combination, including execution and delivery of the stock exchange agreement and the proxy agreement attached as exhibits to the transaction agreement (neither of which was executed and delivered), and as a result Shermen WSC Holding LLC did not exchange 1,100,000 shares of our common stock as contemplated in the stock exchange agreement;

•

the consent of ED&F Man to our purchase of up to 2,514,369 shares of our common stock in privately negotiated transactions at a purchase price per share not to exceed $6.00 (which was done, as further described in the “Other Agreements” subsection of the “Related Transactions” section of Item 13 below) and our agreement with ED&F Man that the number of shares of Series A Convertible Preferred Stock to be authorized in the amendment and restatement of our certificate of incorporation would be 33,000,000, as opposed to 30,000,000 (which was done on May 28, 2009);

•

our agreement to execute a guarantee in favor of Forth Ports plc and a deed of indemnity in favor of ED&F Man, in each case with respect to certain premises leased by our subsidiary (which guarantee and deed of indemnity we executed on December 7, 2009);

•

our agreement to execute a letter agreement with ED&F Man Treasury Management plc (an affiliate of ED&F Man that we refer to as “ED&F Treasury”) setting out, among other things, the basis upon which an incremental $1.0 million foreign exchange facility, an incremental $5.0 million foreign currency overdraft facility, and a facility for standby and documentary letters of credit, bonds and guarantees would be made available to us and our subsidiaries (which letter agreement we executed on May 28, 2009, and which resulted in our paying ED&F Treasury interest of 3.5% plus one-month LIBOR for the use of such facilities);

•

Shermen WSC Holding LLC’s agreement to return to us for cancellation 3,266,608 shares of our common stock, of which 1,875,000 shares would be cancelled and no longer subject to release upon the achievement by us of earnings and stock price targets pursuant to the stock escrow agreement (resulting in the cancellation of 3,266,608 shares of common stock on May 28, 2009 having a value of approximately $19 million based on then market prices); and

•

our agreement to cause our Board of Directors to declare the special dividend referred to in the transaction agreement with a record date that was no fewer than three nor more than five calendar days after the closing of the business combination was waived, provided that the record date would be no later than June 8, 2009 (which special dividend was declared on May 29, 2009 and was payable on June 18, 2009 to shareholders of record as of the close of business on June 8, 2009).

In addition to transactions involving Shermen WSC Holding LLC or its affiliates, Messrs. Francis Jenkins, Jr., Kenneth Moshenek, and John Toffolon, Jr., being members of our Board of Directors, are also interested in transactions directly involving our directors, as discussed below.

Reimbursement for Certain Expenses of Our Directors

Prior to the May 2009 business combination, each of our directors could receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination. Under our bylaws, effective May 28, 2009, directors may be reimbursed for their reasonable expenses, if any, incurred in service to the Board of Directors. On August 4, 2009, our Board of Directors resolved that the Company shall reimburse all reasonable and customary expenses incurred by a director in the course of attending any Board or Committee meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, we had no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

We expect to propose a new Westway Group, Inc. 2010 Incentive Compensation Plan at our 2010 annual meeting, which is discussed in the subsection entitled “Changes to Compensation for 2010” in the “Compensation Discussion and Analysis” section of Item 11 in this Form 10-K/A.

Security Ownership of Certain Beneficial Owners

The following table indicates the stockholders who have reported beneficial ownership of more than 5% of the outstanding shares of either class of our common stock as of April 30, 2010. The information below is based upon the most recent Schedules 13D and 13G filed with the SEC, except as otherwise known by us. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is determined to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

Title of Class of Common Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Class B	ED&F Man Holdings Limited(2) Westway Holdings Corporation Cottons Centre, Hay’s Lane London SE1 2QE England	13,675,755	100%

Class A	Group comprised of:(3) Francis P. Jenkins, Jr. Shermen WSC Holding LLC Shermen Capital Partners LLC c/o The Shermen Group 400 Madison Ave., Suite 15-D New York, New York 10017	5,400,986	29.90%

Title of Class of Common Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Class A	Group comprised of:(4) David M. Knott Dorset Management Corporation Knott Partners, L.P. 485 Underhill Blvd., Suite 205 Syosset, New York 11791-3419 Knott Partners Offshore Master Fund, L.P. c/o Walkers SPV Limited, Walker House 87 Mary Street, Georgetown, Cayman KY1-9002 Cayman Islands	2,857,142	20.48%

Class A	Group comprised of:(5) Integrated Core Strategies (US) LLC Millennium Management LLC Israel Englander 666 Fifth Avenue New York, New York 10103	12,859,847	47.96%

Class A	Group comprised of:(6) Pine River Capital Management L.P. Nisswa Acquisition Master Fund Ltd. Brian Taylor 601 Carlson Parkway, Suite 330 Minnetonka, Minnesota 55304	6,038,596	30.21%

Class A	Group comprised of:(7) HBK Investments L.P. HBK Services LLC HBK Partners II L.P. HBK Management LLC HBK Master Fund L.P. 2101 Cedar Springs Road, Suite 700 Dallas, Texas 75201 HBK New York LLC One Bryant Park, Suite 4000 New York, New York 10036	2,920,754	17.31%

Class A	Group comprised of:(8) Kleinheinz Capital Partners, Inc. John Kleinheinz 301 Commerce Street, Suite 1900 Fort Worth, Texas 76102 Kleinheinz Capital Partners LDC c/o Walkers SPV Limited Walker House, 87 Mary Street George Town, Grand Cayman KYI-9002 Cayman Islands Global Undervalued Securities Master Fund, L.P. Global Undervalued Securities Fund, L.P. Global Undervalued Securities Fund (QP), L.P. Global Undervalued Securities Fund, Ltd. c/o BNY Mellon Alternative Investment Services Ltd. 48 Par-La-Ville Road, Suite 464 Hamilton HM 11, Bermuda	1,285,000	9.21%

Class A	John E. Toffolon, Jr.(9) c/o Cowen & Company 1221 Avenue of the Americas New York, New York	1,154,150	7.67%

Title of Class of Common Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Class A	Peter J.M. Harding(10) Westway Group, Inc. 365 Canal Street, Suite 2900 New Orleans, Louisiana 70130	1,082,569	7.49%

Class A	President and Fellows of Harvard College(11) c/o Harvard Management Company, Inc. 600 Atlantic Avenue Boston, Massachusetts 02210	1,000,000	6.69%

(1)	For purposes of this table, a person is deemed to be the beneficial owner of shares if that person has the right to acquire beneficial ownership of such shares within 60 days of April 30, 2010, including through the exercise of any option or warrant. For purposes of computing the percentage of outstanding shares of a class held by each person, any shares which such person has the right to acquire within 60 days of April 30, 2010 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The “Percent of Class” for each person is calculated by dividing the number of shares beneficially owned or deemed to be beneficially owned by such person as of April 30, 2010, by the total number of shares in that class outstanding or deemed to be outstanding for that person, as described above, as of that date. As of April 30, 2010, there were 13,952,033 shares of Class A common stock outstanding (which includes 1,000,000 shares of Class A common stock deposited in escrow which will be released upon our achievement of certain earnings and share price targets) and 12,624,003 shares of Class B common stock outstanding.
(2)	Based in part on the most recently available Schedule 13D/A filed with the SEC on June 5, 2009. Includes 1,051,752 shares of our Series A Convertible Preferred Stock that are convertible into shares of our Class B common stock within 60 days of April 30, 2010. Does not include 29,835,078 shares of our Series A Convertible Preferred Stock, which are not convertible into common stock within 60 days of April 30, 2010. ED&F Man Holdings Limited has sole voting and dispositive power over the 12,624,003 shares of Class B common stock currently outstanding. ED&F Man Holdings Limited is the ultimate parent company of Westway Holdings Corporation, which is a wholly owned indirect subsidiary of ED&F Man Holdings Limited and the record owner of these shares.
(3)	Based in part on the most recently available Schedule 13D filed with the SEC on February 16, 2010. Includes 100 shares held directly by Mr. Jenkins; 4,114,286 shares issuable upon exercise of warrants that are exercisable within 60 days of April 30, 2010, 300,000 of which are held by WB Farms, LLC, of which Mr. Jenkins is a member; 100 shares held by Shermen Capital Partners, LLC, of which Mr. Jenkins is the managing member and over which shares he has sole voting and dispositive power; 286,500 shares held by FPJ Partners, of which Mr. Jenkins is the managing partner and over which shares he has sole voting and dispositive power; and 1,000,000 shares of Class A common stock held in escrow for Shermen WSC Holding LLC, of which Shermen Capital Partners LLC is the managing member and over which shares Mr. Jenkins has sole voting and dispositive power.
(4)	Based on the most recently available Schedule 13G/A filed with the SEC on October 2, 2009. David M. Knott is the President of Dorset Management Corporation, which provides investment advice to certain limited partnerships, including Knott Partners, L.P. and Knott Partners Offshore Master Fund, L.P. According to the 13G/A, Mr. Knott and Dorset Management Corporation each have sole voting power over 2,746,256 shares, shared voting power over 71,872 shares, and sole dispositive power over 2,857,142 shares; Knott Partners, L.P. has sole voting and dispositive power over 1,291,643 shares; and Knott Partners Offshore Master Fund, L.P. has sole voting and dispositive power over 886,928 shares. It is the Company’s understanding that the total number of shares owned with respect to all parties in this group is 2,857,142.
(5)	Based on the most recently available Schedule 13D filed with the SEC on August 17, 2009. Israel A. Englander is the managing member of Millennium Management LLC, which is the general partner of the managing member of Integrated Core Strategies (US) LLC, which is the beneficial owner of 12,859,847 shares of our Class A common stock issuable upon the exercise of warrants that are exercisable within 60 days of April 30, 2010. Millennium Management, as the general partner of Integrated Core Strategies, and Mr. Englander, as the managing member of Millennium Management, may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies.
(6)	Based on the most recently available Schedule 13D filed with the SEC on August 17, 2009. Includes 6,038,596 shares of Class A common stock issuable upon exercise of warrants that are exercisable within 60 days of April 30, 2010. Brian Taylor is the managing member of the general partner of Pine River Capital Management L.P. According to the 13D, Pine River Capital Management L.P., Nisswa Acquisition Master Fund Ltd. and Brian Taylor all share voting and dispositive power over the 6,038,596 shares.
(7)	Based on the most recently available Schedule 13G/A filed with the SEC on February 11, 2010. Includes 2,920,754 shares of Class A common stock issuable upon the exercise of warrants that are exercisable within 60 days of April 30, 2010. HBK Investments L.P. has delegated discretion to vote and dispose of the securities to HBK Services LLC (“Services”), which may delegate discretion to vote and dispose of certain of the securities to HBK New York LLC, HBK Virginia LLC, and/or HBK Europe Management LLP (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors declared that the filing of the Schedule 13G/A shall not be construed as an admission that they are beneficial owners of the securities. According to the 13G/A, each reporting person in this group shares voting and dispositive power over the 2,920,754 shares.
(8)	Based on the most recently available Schedule 13G filed with the SEC on February 12, 2010. The shares were purchased by Mr. Kleinheinz for the account of Global Undervalued Securities Master Fund, L.P. (the “Master Fund”). Kleinheinz acts as investment adviser to the Master Fund and to Global Undervalued Securities Fund, L.P., (the “Domestic Fund”), Global Undervalued Securities Fund (QP), L.P., (the “Domestic QP Fund” and together with the Domestic Fund, the “Domestic Funds”) and Global Undervalued Securities Fund, Ltd. (the “Cayman Fund” and together with the Domestic Funds, the “Feeder Funds”). The Feeder Funds serve as general partners of the Master Fund. Kleinheinz Capital Partners LDC (“LDC”) serves as general partner of the Domestic Funds. Mr. Kleinheinz is the principal of both LDC and Kleinheinz Capital Partners, Inc. According to the 13G, each reporting person in the group has sole voting and dispositive power over the 1,285,000 shares.
(9)	Includes 25,400 shares held directly by Mr. Toffolon; 28,750 shares held by Mr. Toffolon and his wife jointly; and 1,100,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 30, 2010. Warrants exercisable for 1,000,000 of such shares are owned by the John E. Toffolon, Jr. Residuary Trust, control of which is shared by Mr. Toffolon, with power of attorney of Barbara L. Toffolon, co-trustee, and the Bank of New York Mellon, co-trustee, and warrants exercisable for 100,000 of such shares are held in Mr. Toffolon’s IRA account. Does not include 50,800 shares held by Shermen WSC Holding LLC, of which Mr. Toffolon is a member. These shares represent the portion of the shares of Class A common stock owned by Shermen WSC Holding LLC that are allocated to Mr. Toffolon’s capital account. Mr. Toffolon does not have voting or dispositive power over these 50,800 shares and disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(10)	Includes 582,569 shares held directly by Mr. Harding and 500,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 30, 2010. Excludes 368 shares of Class A common stock held by each of Tanya Melanie Harding and Elisa Marie Harding, Mr. Harding’s daughters, of which Mr. Harding disclaims beneficial ownership.
(11)	Based on the most recently available Schedule 13G filed with the SEC on February 12, 2010. President and Fellows of Harvard College is the beneficial owner of 1,000,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 30, 2010 and has sole voting and dispositive power over these shares.

Security Ownership of Management

The following table shows certain information regarding the amount of our Class A common stock beneficially owned as of April 30, 2010 by (a) the members of our Board of Directors; (b) our Chief Executive Officer and our four most highly compensated executive officers (other than the Chief Executive Officer) (collectively, the “named executive officers”); and (c) our directors and executive officers as a group. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Francis P. Jenkins, Jr.	Director, Chairman	5,400,986	(2)	29.90%
John E. Toffolon, Jr.	Director	1,154,150	(3)	7.67%
Peter J.M. Harding	Director and Chief Executive Officer	1,082,569	(4)	7.49%
G. Kenneth Moshenek	Director	126,900	(5)	*
Wayne Driggers	Chief Operating Officer	103,582		*
Stephen W. Boehmer	President, Westway Feed Products LLC	43,361		*
Gregory F. Holt	Director	10,000		*
Thomas A. Masilla, Jr.	Chief Financial Officer/Secretary	2,000		*

All Directors and Officers as a Group		7,923,548	(6)	40.29	%(7)

*	Less than 1%.
(1)	All of our shares owned by officers and directors are shares of our Class A common stock. For purposes of this table, a person is deemed to be the beneficial owner of shares if that person has the right to acquire beneficial ownership of such shares within 60 days of April 30, 2010, including through the exercise of any option or warrant. For purposes of computing the percentage of outstanding shares of a class held by each person, any shares which such person has the right to acquire within 60 days of April 30, 2010 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The “Percent of Class” for each person is calculated by dividing the number of shares beneficially owned or deemed to be beneficially owned by such person as of April 30, 2010, by the total number of shares in that class outstanding or deemed to be outstanding for that person, as described above, as of that date. As of April 30, 2010, there were 13,952,033 shares of Class A common stock outstanding (which includes 1,000,000 shares of Class A common stock deposited in escrow which will be released upon our achievement of certain earnings and share price targets).
(2)	Includes 100 shares held directly by Mr. Jenkins; 4,114,286 shares issuable upon exercise of warrants that are exercisable within 60 days of April 30, 2010, 300,000 of which are held by WB Farms, LLC, of which Mr. Jenkins is a member; 100 shares held by Shermen Capital Partners, LLC, of which Mr. Jenkins is the managing member and over which shares he has sole voting and dispositive power; 286,500 shares held by FPJ Partners, of which Mr. Jenkins is the managing partner and over which shares he has sole voting and dispositive power; and 1,000,000 shares of Class A common stock held in escrow for Shermen WSC Holding LLC, of which Shermen Capital Partners, LLC is the managing member and over which shares Mr. Jenkins has sole voting and dispositive power.
(3)	Includes 25,400 shares held directly by Mr. Toffolon; 28,750 shares held by Mr. Toffolon and his wife jointly; and 1,100,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 30, 2010. Warrants exercisable for 1,000,000 of such shares are owned by the John E. Toffolon, Jr. Residuary Trust, control of which is shared by Mr. Toffolon, with power of attorney of Barbara L. Toffolon, co-trustee, and the Bank of New York Mellon, co-trustee, and warrants exercisable for 100,000 of such shares are held in Mr. Toffolon’s IRA account. Does not include 50,800 shares held by Shermen WSC Holding LLC, of which Mr. Toffolon is a member. These shares represent the portion of the shares of Class A common stock owned by Shermen WSC Holding LLC that are allocated to Mr. Toffolon’s capital account. Mr. Toffolon does not have voting or dispositive power over these 50,800 shares and disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(4)	Includes 582,569 shares held directly by Mr. Harding and 500,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 30, 2010. Excludes 368 shares of Class A common stock held by each of Tanya Melanie Harding and Elisa Marie Harding, Mr. Harding’s daughters, of which Mr. Harding disclaims beneficial ownership.
(5)	Includes 126,900 shares held directly by Mr. Moshenek. Does not include 253,800 shares held by Shermen WSC Holding LLC, of which Mr. Moshenek is a member. These shares represent the portion of the shares of Class A common stock owned by Shermen WSC Holding LLC that are allocated to Mr. Moshenek’s capital account. Mr. Moshenek does not have voting or dispositive power over these 253,800 shares and disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(6)	Includes 5,714,286 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 30, 2010.
(7)	The “Percent of Class” for all directors and officers as a group is calculated by dividing the number of shares beneficially owned or deemed to be beneficially owned by such group as of April 30, 2010, by the total number of shares of Class A common stock outstanding or deemed to be outstanding for the group, as of that date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review and Approval of Related Person Transactions

Under our Audit Committee charter, first adopted by our Board of Directors on May 22, 2009 effective May 28, 2009, our Audit Committee is responsible for reviewing and approving any transactions with related persons, as defined under SEC rules, which generally includes any transaction, arrangement or relationship involving more than $120,000 in which we or any of our subsidiaries was, is or will be a participant and in which a “related person” has a material direct or indirect interest. “Related persons” means generally our directors, executive officers, nominees for director, stockholders known to us to own beneficially more than 5% of any class of our voting securities, and the immediate family members of the foregoing.

Under our Code of Conduct and Ethics, first adopted by our Board of Directors on May 22, 2009 effective May 28, 2009, all directors, officers, and employees are expected to promptly report to our Chief Financial Officer or a member of the Audit Committee of our Board of Directors any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. Similarly, our Chief Executive Officer, Chief Financial Officer, and other employees who participate in the preparation or review of our SEC filings are expected to promptly report to the Audit Committee any transaction or relationship that reasonably could be expected to rise to a conflict of interest. To avoid conflicts of interest, directors are expected to disclose to their fellow directors any personal interest they may have in a transaction upon which the Board passes and to recuse themselves from participation in any decision in which there is a conflict or potential conflict between the personal interests and the interests of the Company.

Under our by-laws, as amended effective May 28, 2009, any transaction questioned in any stockholders’ derivative suit, or any other suit to enforce alleged rights of the Company or any of its stockholders, on various grounds, including the ground of adverse interest of any director, officer, or stockholder, may be approved, ratified, and confirmed before or after judgment by our Board of Directors or by the holders of a majority of the voting power of our common stock.

Under our certificate of incorporation, as amended effective May 28, 2009, only those directors elected by holders of the shares of our Class A common stock have the right to vote on any transaction of the Company in which the Company and any person or persons who are not “independent” of “ED&F” participate, such person or persons have a direct or indirect material interest in such transaction, and the amount involved in such transaction exceeds $120,000. For this purpose, “ED&F” generally means ED&F Man Holdings Limited, its subsidiaries and affiliates (other than the Company) and any persons with which any of such entities acts together as a group as a stockholder of the Company, but excluding natural persons. For this purpose, “independent” means that the person in question is not a director, executive officer or employee of ED&F, does not act as a group with ED&F as a stockholder of the Company, and does not have a relationship with ED&F which, in the good faith opinion of our directors, would interfere with his or her independent judgment in carrying out the responsibilities of a director of the Company. In addition, various categories of persons are not considered “independent” of ED&F, including a person who at any time during the last three years was employed by ED&F.

Currently, the directors elected by holders of the shares of our Class A common stock are Francis P. Jenkins, Jr., G. Kenneth Moshenek, John E. Toffolon, Jr. and Peter J.M. Harding. Currently, the members of our Audit Committee are John E. Toffolon, Jr., G. Kenneth Moshenek, and Gregory F. Holt. Consequently, transactions of the Company with ED&F Man Holdings Limited, its subsidiaries or affiliates generally are reviewed and approved by the Audit Committee, with Gregory F. Holt not voting.

Certain Relationships

Relationships with Shermen WSC Holding LLC

Three of our directors, Francis P. Jenkins, Jr., G. Kenneth Moshenek, and John E. Toffolon, Jr., have relationships with Shermen WSC Holding LLC or its managing member Shermen Capital Partners LLC. Our transactions involving these two entities are discussed at length above in the section entitled “Compensation Committee Interlocks and Insider Participation” in Item 11 of this Form 10-K/A, which section is hereby incorporated by reference.

Relationships with the ED&F Man Group

A wholly-owned subsidiary of ED&F Man, named Westway Holdings Corporation, which we refer to as “Holdings,” owns all of our outstanding shares of Class B common stock (which constitutes 47.5% of our common stock) and all of our outstanding shares of Series A Convertible Preferred Stock (although many of the latter shares are currently held in escrow pending the release of certain share price or earnings targets). Certain of our directors and executive officers have relationships with ED&F Man or one or more of its affiliates. As a result, these directors and executive officers have interests that are different from, and in addition to, the interests of our other stockholders.

Peter J.M. Harding, our Chief Executive Officer and a member of our Board of Directors since May 2009, previously served as managing director of the ED&F Man group’s Molasses & Palm Oil Trading, Feed Products, Third Party Storage, Biofuels Division from 2003 to May 2009, after having joined the ED&F Man group in 1995. He also served on the Executive Committee of ED&F Man. Wayne Driggers, our Chief Operating Officer since May 2009, previously served as President of the ED&F Man group’s Westway bulk liquid storage business from 1992 until May 2009. Bryan Shoemaker, who was President of our liquid feed supplements business from May through July 2009, previously served as the President of the ED&F Man group’s Westway liquid feed supplements business from 1997 to May 2009, after having joined the ED&F Man group in 1990.

While Messrs. Harding, Driggers, and Shoemaker ceased being directors or officers of ED&F Man or its affiliates after the business combination, all three individuals continued to own shares that they acquired in ED&F Man through ED&F Man’s employee equity incentive plans. For a description of the equity awards of Messrs. Harding, Driggers and Shoemaker for which vesting accelerated upon the consummation of the May 28, 2009 business combination, please see the “Compensation Discussion and Analysis—Potential Payments upon Termination or Change in Control” in Item 11 of this Form 10-K/A. For a discussion of additional compensation and retention incentive payments that Messrs. Harding, Driggers and Shoemaker have received or may receive from ED&F Man in connection with the May 28, 2009 business combination, see “Compensation Discussion and Analysis—Transaction Bonuses and Retention Incentives” in Item 11 of this Form 10-K/A.

Philip Howell, a member of our Board of Directors since May 2009, has served as the Director of Corporate Finance and Group Strategy of ED&F Man since March 2010. Mr. Howell also currently sits on both the Management Committee and the Strategic Committee of ED&F Man. Prior to March 2010, Mr. Howell served as

Chief Financial Officer and Chief Operating Officer of ED&F Man since March 2000 and July 2007, respectively. Mr. Howell also served on ED&F Man’s Audit Committee from 2000 until 2009. James Jenkins, a member of our Board of Directors since May 2009, served as a member of ED&F Man’s Executive Committee from June 2001 until September 2009, and served as the managing director of the ED&F Man group’s Commodity Services Division from November 2005 until September 2009. Messrs. Howell and Jenkins also hold securities of ED&F Man and both have received loans from ED&F Man.

The relationships of these directors and executive officers with ED&F Man, in conjunction with the possibility that the interests of ED&F Man may not coincide with the interests of our other stockholders, may provide these directors and executive officers with interests that are different from our non-ED&F Man associated stockholders.

Certain of our transactions involving ED&F Man or its affiliates also involve Shermen WSC Holding LLC or its affiliates; such transactions are discussed above in the subsections entitled “Sale and Registration for Sale of Certain Shares of Common Stock,” “Stock Escrow Agreement,” and “Letter Agreement,” in the section entitled “Compensation Committee Interlocks and Insider Participation” in Item 11 of this Form 10-K/A, which subsections are hereby incorporated by reference. Other transactions between us and ED&F Man or its affiliates, not involving Shermen WSC Holding LLC, are discussed below.

Employee Trust Transactions

In connection with the business combination, ED&F Man sponsored the ED&F Man 2009 Employee Trust, a trust organized under the law of Jersey, which we refer to as the “employee trust.” ED&F Man acted as settlor of the employee trust and the trustee was Trustcorp (Jersey) Limited, which we refer to as the “Jersey trustee.” The employee trust was established to provide employees of ED&F Man and its affiliates who own ordinary shares of ED&F Man, which we refer to as the “ED&F Man shares,” with an opportunity to acquire shares of our common stock in exchange for some or all of their ED&F Man shares, and to increase the likelihood that the business combination would be approved by our stockholders, by mutually agreeing with the Jersey trustee that the Jersey trustee would vote the IPO shares to be exchanged in favor of the business combination.

There were approximately 370 then employees of ED&F Man and its affiliates eligible to participate in the exchange, 47 of whom decided to do so. All of the employees of ED&F Man and its affiliates eligible to participate in the exchange were stockholders of ED&F Man, which is an employee-owned company. No other persons, including our directors and officers prior to the business combination, were eligible to participate in the exchange. Furthermore, other than Peter J. M. Harding, a current member of our Board of Directors, none of the then employees of ED&F Man and its affiliates eligible to participate in the exchange has served on our Board of Directors since the business combination. Prior to the business combination, there was no relationship between the employee trust and us or our Board of Directors or management.

Related Transactions

The Business Combination

On November 25, 2008, we entered into a transaction agreement (as amended and restated as of May 1, 2009, the “transaction agreement”) with ED&F Man, Holdings and certain other parties. Pursuant to the transaction agreement, we acquired the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group. In exchange, we paid $103 million in cash and issued 12,624,003 shares of our Class B common stock, valued at $63.1 million, and 30,886,830 shares of our Series A convertible preferred stock, valued at $177.3 million, to Holdings, a subsidiary of ED&F Man, of which 12,181,818 shares of the Series A preferred stock were deposited into an escrow account, for release upon our achievement of certain earnings or share price targets. The above described transaction is referred to herein as the “business combination.”

Prior to the closing of the business combination, the Company, then named “Shermen WSC Acquisition Corp.” was a special purpose acquisition company, formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the agriculture industry. Until the business combination, the common stock of the Company was owned solely by members of the general public and Shermen WSC Holding LLC.

As a result of the business combination, ED&F Man’s subsidiary Holdings became our largest stockholder, currently owning 47.5% of our outstanding common stock and 100% of our Series A Convertible Preferred Stock. The composition of our Board changed, with Holdings entitled to elect a certain number of our Board members, depending on the ownership structure at the time, and the holders of our Class A common stock entitled to elect the remaining, and a majority, of our Board members. (Under our current ownership structure, Holdings is entitled to elect three directors and the holders of our Class A common stock are entitled to elect four directors.) Our management following the business combination was drawn from former management personnel of the ED&F Man group. Finally, in connection with the business combination, we changed our name to Westway Group, Inc.

Stockholder’s Agreement

In connection with the business combination, on May 28, 2009, we entered into a stockholder’s agreement with Holdings, which we refer to as the “stockholder’s agreement.” Under the stockholder’s agreement, among other things:

•

For so long as Holdings and its affiliates (other than the Jersey trustee, as trustee for the employee trust, and any affiliate who is a natural person) collectively beneficially own at least 15% of the outstanding shares of our common stock (determined assuming that the Series A Convertible Preferred Stock issued in the name of Holdings and its affiliates at the time of such determination have been converted into shares of our common stock), we will provide Holdings with sufficient management and financial information and reports to allow Holdings to monitor our conduct, and Holdings will have the right to inspect our books and properties;

•

Except as specifically provided in the transaction agreement and various agreements contemplated therein, for so long as Holdings and its affiliates (other than the Jersey trustee, as trustee for the employee trust, and any affiliate who is a natural person) collectively beneficially own at least 20% of the outstanding shares of our common stock (determined assuming that the Series A Convertible Preferred Stock owned by Holdings and its affiliates at the time of such determination have been converted into shares of common stock), we may not take, approve or otherwise ratify any of the following actions, and may not permit any of our subsidiaries to take any such action, without the prior written approval of Holdings:

•

any investment having a fair market value of greater than $5.0 million in any entity that engages in any business other than our or our subsidiaries’ existing lines of business and lines of business reasonably related thereto;

•	any transaction the definitive agreements with respect to which contain provisions pursuant to which we or any of our subsidiaries explicitly assume any specific material environmental liability;

•

any material amendment, alteration or change to the provisions of our or any of our subsidiaries’ organizational documents, including creating any class or series of equity security ranking senior to, or on par with, the Series A Convertible Preferred Stock;

•	any increase or decrease in the size of our Board of Directors or that of any of our subsidiaries;

•	any amalgamation, corporate reorganization, business combination, merger or consolidation transaction involving, or sale of, all or substantially all of our or any of our subsidiaries’ assets;

•	any reorganization, reclassification, reconstruction, consolidation or subdivision of our capital stock or the creation of any different class of securities;

•	a declaration of bankruptcy, dissolution, voluntary liquidation or voluntary wind-up of us or any of our subsidiaries;

•

any agreement that would explicitly restrict or prohibit the authorization, declaration, payment or setting apart for payment of any dividend to the holders of shares of Series A Convertible Preferred Stock, other than agreements (i) existing or to be entered into on the date of the stockholder’s agreement, (ii) containing any such restriction or prohibition applicable to a subsidiary at the time the subsidiary is acquired or (iii) entered into in connection with the refinancing, extension or replacement of any such existing agreements on terms and subject to conditions that are not more restrictive or prohibitive as those contained in such existing agreements with respect to the authorization, declaration, payment or setting apart for payment of dividends to the holders of shares of Series A Convertible Preferred Stock;

•	any material change in the scope of our or any of our subsidiaries’ business and operations;

•

any repurchase or redemption of any equity securities other than (i) from employees in connection with the cashless exercise of stock options or other stock awards and the repurchase by us of shares of our common stock from our employees in accordance with terms of a stock award and (ii) the repurchase or redemption of outstanding warrants to purchase our common stock (other than from Shermen WSC Holding LLC or any of our officers or directors) for an aggregate purchase price not greater than $15.0 million;

•

any issuance or sale of any equity securities other than pursuant to an employee stock option or share plan that has been approved by our Board of Directors (or by the Board of Directors of our applicable subsidiary) in accordance with the provisions of the applicable organizational documents and any agreement to which we or any of our subsidiaries, as the case may be, are a party that prescribes the applicable approval requirements;

•	the appointment or removal of our Chief Executive Officer or the compensation or benefits of our Chief Executive Officer;

•	the initiation or settlement of material litigation, arbitration or any other actions or proceedings outside of the ordinary course of business and other than involving Holdings;

•

any other transaction (or series of related transactions) outside the ordinary course of business that would result in the payment or receipt of consideration (including the incurrence or assumption of indebtedness and liabilities) by us or any of our subsidiaries having a fair market value in excess of $20.0 million, other than contracts with customers or suppliers; or

•	any agreement to take any of the foregoing actions;

•

Holdings will take all reasonable measures to ensure the confidentiality of non-public information that we furnish to Holdings or its affiliates which relates to our and our subsidiaries’ business and affairs; and

•

Holdings has agreed that, so long as it has the rights regarding information and inspection described above, or has the right to elect at least one member of our Board of Directors, it will comply with our established insider trading policy.

For purposes of the stockholder’s agreement, we, on the one hand, and Holdings, on the other hand, will not be considered affiliates of one another.

Registration Rights Agreement

In connection with the business combination, on May 28, 2009, we entered into a registration rights agreement with Holdings and certain employees of ED&F Man and its affiliates, which we refer to as the “registration rights agreement.” Under the registration rights agreement, Holdings and the participating employees were granted rights to register under the Securities Act for sale to the public their shares of our common stock and, in the case of Holdings, the shares of our common stock into which its shares of Series A Convertible Preferred Stock are convertible, including the following:

•

The holders of at least 50% of the outstanding registrable securities (other than registrable securities held by the participating employees) under the registration rights agreement (which include the shares of our common stock held by Holdings and the shares of our common stock into which its shares of Series A Convertible Preferred Stock are convertible) will have the right, at any time after November 28, 2010, to make up to four written demands that we effect a registration of all or a part of the holders’ registrable securities under the Securities Act. The right to these demand registrations is subject to customary limitations, including as to the minimum number of registrable securities that can be registered in connection with any single demand and that we will not be obligated to make more than one such registration during any 180-day period. We will bear the expenses incurred in connection with any such registration.

•

These stockholders and the participating employees also have “piggy-back” rights to include their shares in (or piggyback on) a registration that we initiate, and an unlimited number of short-form or Form S-3 registration rights with respect to registration statements filed subsequent to November 28, 2010, subject to customary restrictions (including as to the minimum number of registrable securities that can be registered in connection with any single demand and that we will not be obligated to make more than two such registrations during any 360-day period). We will bear the expenses incurred in connection with any such registration.

•

After the receipt of any request of a short form registration from the holders of at least 50% of the outstanding registrable securities (other than the registrable securities held by the participating employees) under the registration rights agreement (which includes the shares of our common stock held by Holdings and the shares of our common stock into which its shares of Series A Convertible Preferred Stock are convertible), the participating employees will have “piggy-back” rights to include their shares in (or piggyback on) the related registration. We will bear the expenses incurred in connection with any such registration.

The registration rights agreement also sets forth, among other things, customary registration procedures that prescribe the manner in which we must effect the registration and sale of the registrable securities. The rights of any holder of registrable securities, other than the participating employees, to these registration rights will terminate if that holder ceases to own 10% or more of our outstanding shares of common stock (determined on an “as-converted” basis assuming the conversion of all Series A Convertible Preferred Stock into common stock). The rights of any participating employee to these registration rights will terminate on the earlier of the first date that the participating employee no longer owns any shares of our common stock and the date of the first anniversary of the date on which a registration statement, registering all or any part of such employees registrable securities, was declared effective.

In February 2010, we filed with the SEC a registration statement on Form S-3 registering approximately 21.2 million shares of our Class A common stock for sale by various of our shareholders, including a subsidiary of ED&F Man, various former and current employees of the ED&F Man group, and various of our directors and officers.

Molasses Supply Agreement

General. At the closing of the business combination on May 28, 2009, we entered into a molasses supply agreement with ED&F Man Liquid Products Corporation, which we refer to as the “molasses agreement” and “ED&F Products,” respectively. Pursuant to the molasses agreement, ED&F Products is our preferred provider of cane molasses. The initial term of the molasses agreement is for a period of 10 years, after which, the molasses agreement will automatically renew for successive one-year periods, unless either party gives at least one-year advance notice of non-renewal. The molasses agreement may be terminated by either party if the other party is in breach thereof and such breach has not been cured timely or if the other party becomes insolvent.

Purchase Commitments. Our volume requirements for the first six months after the May 28, 2009 closing were set forth in an exhibit to the molasses agreement. We are required to notify ED&F Products of the total volume of cane molasses we require on a rolling basis and at least six months in advance. On or prior to the fifteenth day of the calendar month during which it receives this monthly notice, ED&F Products may notify us that it will not be able to supply a specific quantity of such cane molasses, in which case, our purchase commitment for that month will be so reduced and we may purchase the volume of cane molasses that ED&F Products is unable to supply from any other source. During 2009, our purchases from ED&F Products under the molasses agreement totaled $44.0 million. Our total commitment under the molasses agreement for the period from January 1, 2010 through May 28, 2019 is estimated to be approximately $610.4 million.

Changes in Purchase Commitments. In addition, following the establishment of purchase commitments, either party may notify the other that it will not be able to meet its obligation to purchase or sell, as applicable, all or a portion of the purchase commitment for a particular month and the notified party shall use commercially reasonable best efforts to mitigate such party’s damages. The notifying party shall only be liable for direct damages caused by such failure to perform if the quantity of cane molasses purchased or sold by the notifying party is less than 90% of the purchase commitment for that particular month. We and ED&F Products must both follow certain procedures in the molasses agreement if we want to purchase more than the forecast amount of molasses in any particular month, or ED&F Products wants to sell more than the forecast amount in any particular month.

Pricing Mechanisms. The parties may agree to different pricing mechanisms for lots of cane molasses delivered to different feed facilities and to different pricing mechanisms for separate lots of cane molasses delivered to the same feed facilities. The pricing mechanisms set forth in the molasses agreement are intended to give us the benefit of market prices for molasses purchased from ED&F Products.

Most Favored Nation. In addition to the pricing protection provided by the pricing mechanisms, we have the benefit of two “most favored nation” provisions, one pertaining to spot sales of molasses and one pertaining to long-term agreements for the sale of molasses. The first most favored nation provision provides that, if ED&F Products makes a spot sale of a certain minimum amount of cane molasses to one of our competitors in the liquid animal feed manufacturing or distribution business, ED&F Products must offer the fixed price quote for the same time frame in the same animal feed market and up to the same quantity as the cane molasses sold in the spot sale; provided that the cane molasses that we are purchasing in such time and market is to be priced pursuant to formula pricing. The second most favored nation provision requires ED&F Products to offer to amend the formula pricing mechanism to match the pricing provisions of the underpriced agreement, if ED&F Products enters into an underpriced agreement. An underpriced agreement is an agreement of ED&F Products for the sale of cane molasses to one of our competitors in the liquid animal feed manufacturing or distribution business that has a term of more than one year and provides for a weighted average purchase price (adjusted to take into consideration all other financial terms affecting gross profit margin) reasonably anticipated to be lower in any one year period than the weighted average price obtained using the formula pricing mechanism for sales of cane molasses having the same timing, volume and destinations.

Product Recalls and Indemnification. If a recall is due to our negligence or intentional act, we shall be solely responsible for any costs and damages emanating therefrom. If a recall is due to the negligence, intentional acts or furnishing of ingredients or supplies by ED&F Products that do not meet the requirements of the molasses agreement, ED&F Products will be solely responsible for any costs and damages emanating therefrom. ED&F Products is required to indemnify us for any damages to the extent arising from cane molasses not meeting the requirements of the molasses agreement, ED&F Products’ negligence or intentional misconduct or ED&F Product’s performance or failure to perform its obligations under the molasses agreement (except to the extent such damages are directly attributable to our negligence or willful misconduct). We are required to indemnify ED&F Products for any damages to the extent arising from our negligence or intentional misconduct or our performance or failure to perform our obligations under the molasses agreement (except to the extent such damages are directly attributable to the negligence or willful misconduct of ED&F Products). Neither party, however, shall be liable to the other for lost profits or any special or consequential damages in connection with the agreement.

Other Provisions. The molasses agreement also specifies shipment and delivery obligations, including our right to reject any cane molasses that fails to conform in all material respects to the quality or specifications required therein. Depending on the location of the feed facility, ED&F Products will invoice us either upon placement of the loaded rail cars, barges or trucks with a reputable carrier for shipment with payment due within 30 days of delivery at the destination feed facility or at the end of each calendar month with payment due within five days of the date of the invoice. The rail cars used by ED&F Products for the shipment of cane molasses are subject to specific terms and conditions specified in the molasses agreement. In addition, we have agreed to establish and maintain sufficient storage capacity to safely store at least the minimum amount specified in the molasses agreement with respect to certain of our feed facilities. Each party is subject to standard confidentiality provisions.

Storage Strategic Alliance Agreement and Terminal Service Agreement

General. At the closing of the business combination on May 28, 2009, we entered into a storage strategic alliance agreement with ED&F Man, which we refer to as the “strategic alliance agreement,” and a master terminal service agreement, which we refer to as the “TSA,” that replaced the existing terminal service agreement between the parties, along with schedules to the TSA describing the storage services and rates that we will provide to ED&F Man at each terminal facility. The strategic alliance agreement is a 20-year strategic agreement relating to the provision of bulk liquid storage services to ED&F Man, which automatically renews for successive 10 year periods, unless either party gives at least three years advance notice of non-renewal. The strategic alliance agreement may be terminated by either party if the other party is in breach thereof and such breach has not been cured timely or if the other party becomes insolvent. ED&F Man may terminate any schedule to the TSA prior to expiration of the term of such schedule, if it determines that it would be in its best interest to terminate such schedule, but shall remain liable to us for any direct damages caused by the early termination that cannot be mitigated through our commercially reasonable best efforts. During 2009, our revenue from providing storage services to ED&F Man totaled $8.8 million.

Strategic Planning and Development. Pursuant to the strategic alliance agreement, ED&F Man will use its commercially reasonable best efforts to keep us apprised of its then-current and projected bulk liquid storage needs and we will use our commercially reasonable best efforts to keep ED&F Man apprised of our bulk liquid storage availability. To this end, the parties will meet annually to conduct joint strategic planning. If needed by ED&F Man and if we anticipate having sufficient storage capacity, the parties will work in good faith to negotiate to expand the storage being provided pursuant to the TSA. If none of our facilities have the required excess capacity, the parties will explore whether we should acquire or develop additional facilities and, if acquired or developed, negotiate to expand the storage being provided pursuant to the TSA. If the parties do not reach agreement on storage expansion, ED&F Man may contract for such storage services from any other third-party provider or develop its own storage facilities. With respect to any storage facilities developed by ED&F, we have a right of first refusal on any sales by ED&F Man of its storage facilities having an aggregate value of at least $500,000.

Right of Last Refusal. We have a right of last refusal with respect to all of ED&F Man’s third-party bulk liquid storage requirements. ED&F Man cannot accept any offer or otherwise contract for bulk liquid storage services provided by any person other than us unless they have notified us of their bulk liquid storage needs and we do not reach agreement on the provision of the storage services. In such event, ED&F Man may solicit offers, but prior to accepting any such offers from third parties, ED&F Man must first offer to procure the services from us on similar terms and conditions.

Supplemental Capacity. We will notify ED&F Man of bulk liquid storage capacity availability and will not commit such capacity for five business days after such notification. ED&F Man may reserve any portion of such capacity (for use commencing no later than 90 days after reservation) by delivering notice thereof within five business days.

Pricing. With respect to each schedule to the TSA, we will offer ED&F Man a base storage price per barrel of bulk liquid storage capacity at the current market rates for the storage of any comparable product at such facility, provided, however, that the base storage price offered by us will not exceed the lowest “adjusted base storage price” offered to any third-party customer of ours within the immediately preceding one year period for the storage of any comparable product at such facility, if such offers were made. The “adjusted base storage price” means the base storage price per barrel of storage capacity set forth in the TSA, adjusted (upward or downward) to take into consideration all other financial terms of such TSA that reasonably affect the gross profit margin per barrel of bulk liquid storage capacity received by us in order to allow a fair comparison of the pricing provisions of one terminal service agreement to another. Moreover, if we enter into an “underpriced” agreement at any of our terminals, with certain exceptions, we must offer to amend the pricing provisions of certain TSA schedules to match the pricing provisions in the underpriced agreement, which offer Man has ten days to accept or reject.

Confidentiality. Each party is subject to customary confidentiality provisions.

Shared Services Agreement

General. At the closing of the business combination on May 28, 2009, we entered into a shared services agreement with ED&F Man, which we refer to as the “services agreement.” The services agreement provides that each party make available certain services on a basis substantially consistent with the parties’ historical practice.

Services. The services provided by ED&F Man include services of the internal tax department and staff worldwide, services of the internal human resources department and staff located outside North America, telecommunication, computer and data-processing services and support provided outside North America, financial and accounting support, recordkeeping, customer billing and collections, order processing, accounts payable processing, and reporting of the purchases and sales of products and services to third parties from outside of North America, the services of the Health, Safety, Environmental, and Quality Department and staff located outside North America, secondment of employees, employee administrative services, legal advisory services, and treasury management services located outside North America, and the office space and related services located outside North America.

The services provided by us include the services of the internal human resources department and staff located in North America, all computer and data processing services and support provided to ED&F Man in North America, financial and accounting support, recordkeeping, customer billing and collections, order processing, accounts payable processing, and reporting of purchases and sales of products to third parties from North America, the services of the Health, Safety, Environmental, and Quality Department and staff located in North America, the services of insurance department and staff, and the office space and related services located in North America.

In addition, each party must use its commercially reasonable efforts to provide such other services as are reasonably requested by the other party. The parties’ obligation to deliver any service is conditional upon such party obtaining any required consents.

Services Fees. All services are charged at the cost of all labor (including, without limitation, the cost of all employment taxes and benefits), overhead, services, and materials expenditures allocated, without markup, to such product or service. During 2009, ED&F Man charged us a total of $150,000 for services performed under the services agreement. During 2009, we charged ED&F Man a total of $332,538 for services performed under the services agreement.

Termination. Any one or more of the services may be terminated (i) upon our mutual agreement with ED&F Man, or (ii) at either party’s option, effective as of any date following the first anniversary of the date of the agreement, upon at least one hundred eighty (180) days’ advance notice to the other party. It is currently expected that the services agreement will terminate on June 1, 2010. Upon 30 days’ written notice, either party may terminate the agreement with respect to any service or, at its option, suspend performance of its obligations with respect thereto, in either case in the event of the failure of the other party to pay any invoice with respect to such service within 30 days of the receipt of such invoice or upon any other material breach by the other party of the agreement with respect to such service, unless (i) such party is disputing the invoice in good faith and has paid, or does pay within the 30-day notice period, all amounts not in dispute or (ii) such party shall have paid the invoice or cured such breach within the 30-day notice period. Under certain circumstances, upon termination of the agreement, one party may be responsible for all reasonable rationalization expenses directly resulting from such termination, such as severance costs relating to the termination of employees no longer needed to provide the service.

Limitation of Liability; Indemnification. Each party agrees to indemnify and hold the other harmless from any damages arising out of or resulting from a third-party claim regarding such party’s performance, purported performance or nonperformance of the services agreement (whether arising out of such party’s negligence, intentional misconduct, or otherwise), provided, however, that a party will not indemnify the other party to the extent that such third-party claim directly arises out of or results from the other party’s performance, purported performance or nonperformance of the services agreement (whether arising out of negligence, intentional misconduct, or otherwise). The maximum liability of a party providing a service to, and the sole remedy of, the service recipient for breach of the services agreement or otherwise with respect to services is a refund of the price paid for the particular service or, at the option of service recipient, a redelivery (or delivery) of the service, unless the breach arises out of the gross negligence or willful failure of performance of the service provider.

Confidentiality and Nonsolicitation of Employees. Each party is subject to customary confidentiality and nonsolicitation of employees provisions.

Interim Credit Facility

At the closing of the business combination on May 28, 2009, we entered into an interim facility agreement with ED&F Man Treasury Management plc (“ED&F Treasury”), which we refer to as the “interim facility agreement.” Under the interim facility agreement, ED&F Treasury agreed to make revolving credit loans to us and Westway Holdings Netherlands B.V., our wholly owned indirect subsidiary (“Westway Netherlands”), from and after the closing in an aggregate principal amount at any time outstanding of up to $100.0 million. Our obligations under the interim facility agreement were unsecured. The terms of the interim facility agreement included the following:

•	the interest rate was the one-month London Interbank Offered Rate, or LIBOR, plus 3.5% per year;

•

the revolving credit loans, together with all interest accrued thereon, were due and payable in full the first business day that was two years after the date of the closing of the business combination;

•	amounts outstanding could be prepaid without penalty;

•	a commitment fee of 1.4% per year on the daily undrawn amount of the revolving credit loans;

•	a closing fee of $1.5 million payable 180 days after closing if the facility was still in place at that time (it was not); and

•	customary covenants, including our guarantee in respect of any unpaid amounts due and payable by Westway Netherlands pursuant to the interim facility agreement.

We also agreed with ED&F Treasury to continue to negotiate a final facility agreement to replace the interim facility agreement as soon as reasonably practicable. In August 2009, we entered into the final facility agreement with ED&F Treasury and Westway Netherlands, which replaced the interim facility agreement, on substantially similar basic economic terms, including those listed above. The interim credit facility established by the interim facility agreement and finalized in the final facility agreement was replaced in November 2009 by a credit facility with a syndicate of banks.

During 2009, the largest aggregate amount of principal outstanding under the interim credit facility was $89.398 million. No amount remained outstanding after the facility was terminated in November 2009. During 2009, we paid $89.398 million of principal and $1.341 million of interest under the interim credit facility.

Korean Lease Agreement

In April 2010, we and the ED&F Man group entered into an agreement for the ED&F Man group’s lease of our Port of Inchon, South Korea terminal and all of the improvements and equipment thereon, commencing effective April 1, 2010. The ED&F Man group was our sole bulk liquid storage customer at the Korean terminal. Pursuant to the lease, the ED&F Man group has taken full control and responsibility for the Korean terminal and the improvements and equipment thereon, has hired our former employees at the terminal, and is operating the terminal for the storage of its bulk liquids. The lease is a triple-net lease (where all expenses, insurance and taxes related to the leased property are paid by the lessee) and provides for rental to be paid to us in the amount of $400,000 per year. The lease is has a principal term of three years and grants an option to the ED&F Man group for the purchase of the Korean terminal and all of its improvements and equipment for a purchase price of $3,000,000, exercisable at any time during the term of the lease.

Certificate of Incorporation

The amendments made to our certificate of incorporation in connection with the consummation of the May 2009 business combination included provisions specifically relating to ED&F Man and its affiliates. Among other things:

Shares of Class A common stock are held by persons unrelated to ED&F Man, while shares of Class B common stock are held by ED&F Man or any of its affiliates. If ED&F Man or any of its affiliates acquires beneficial ownership of shares of Class A common stock, the shares automatically convert into an equal number of shares of Class B common stock. If any shares of Class B common stock cease to be owned beneficially or of record by ED&F Man or any of its affiliates, the shares automatically convert into an equal number of shares of Class A common stock.

A holder of Series A Convertible Preferred Stock has the right, at any time and from time to time, to convert any or all of that holder’s shares of Series A Convertible Preferred Stock into shares of our common stock. Shares of Series A Convertible Preferred Stock owned by persons unrelated to ED&F Man are convertible into shares of Class A common stock, whereas shares of Series A Convertible Preferred Stock owned by ED&F Man or any of its affiliates are convertible into shares of Class B common stock. However, ED&F Man and its affiliates are unable to exercise such conversion rights to the extent it would result in ED&F Man and its affiliates owning more than 49.5% of our outstanding common stock.

At present we have a seven member Board of Directors. For so long as ED&F Man and its affiliates own at least 35% of the outstanding shares of our common stock, the holders of our Class B common stock, voting as a separate class, have the right to elect three members of our Board of Directors (but only two members if the percentage is less than 35% but at least 25%, only one member if the percentage is less than 25% but at least 10%, and no members if the percentage is less than 10%). The holders of our Class A common stock, voting as a separate class, have the right to elect the other members. At least 51% of the members of our Board must be independent of ED&F Man and its affiliates. The calculation of the amount of outstanding shares of our common stock owned by ED&F Man and its affiliates for these purposes is made assuming that the shares of Series A Convertible Preferred Stock outstanding at the time of the calculation (including any held in escrow pursuant to the stock escrow agreement) were converted into Class A common stock at the then-current conversion price immediately before the calculation. If the size of our Board changes, the rights to elect directors will be adjusted proportionally so as to preserve as nearly as possible the same ratios.

At present, only the directors elected by the holders of the Class A common stock are divided into three classes, with each class serving a three year term. If any person or “group” (as defined in Section 13(d)(3) of the Exchange Act) other than ED&F Man and its subsidiaries at any time acquires or proposes to acquire or publicly announces its intention to acquire 20% or more of our voting power, within five business days of becoming aware, the holders of our Class B common stock may elect to waive their rights to elect their own Board members, cause their previously-elected directors to become classified along with our other directors, and cause the holders of our Class B common stock and the holders of our Series A Convertible Preferred Stock (voting on an as-converted basis) thereafter to vote together with the holders of our Class A common stock, and not separately by class or series, in the election of all directors by stockholders. However, in connection with any such vote, the greatest number of shares that ED&F Man and its affiliates will be permitted and deemed to vote will be equal to the lower of (i) the aggregate number of shares of our Class B common stock and Series A Convertible Preferred Stock owned by ED&F Man and its affiliates as of the record date for the election and (ii) that number of shares of Class B common stock and Series A Convertible Preferred Stock that together represent 35% of the votes cast in the election.

At present Holdings, a subsidiary of ED&F Man, is the only holder of our Series A Convertible Preferred Stock, although such shares may in the future be held by persons not affiliated with ED&F Man. For so long as any shares of Series A Convertible Preferred Stock are outstanding, we will not be able, without the prior written consent or affirmative vote of holders of at least a majority of the outstanding shares of Series A Convertible Preferred Stock, voting separately as a single class, to take a number of actions, including any action to amend, alter or repeal any provision of our certificate of incorporation or by-laws in a manner inconsistent with the stockholder’s agreement between us and ED&F Man. With respect to any shares of Series A Convertible Preferred Stock held in escrow pursuant to the stock escrow agreement, any dividends or distributions on those shares accrue on our books and records, but will not be paid unless and until those shares are released from escrow upon the achievement by us of certain earnings or share price targets.

Our certificate of incorporation was also amended to provide that our Board of Directors is expressly authorized to make, alter, amend and repeal our by-laws by a majority vote of directors, subject to the power of our stockholders to make, alter, amend or repeal the by-laws, but that sections 9.1 (Power to Amend) and Articles II (Meetings of Stockholders) and III (Directors) of the by-laws may be amended or repealed, and new by-laws may be adopted that would supersede, limit or otherwise alter the affect of these sections, only (i) by our Board of Directors by a vote of the directors that includes the affirmative votes of a majority of the directors elected by the holders of our Class A common stock and a majority of the directors elected by the holders of our Class B common stock, and (ii) by our stockholders at an annual or special meeting called for such purpose by the affirmative votes by holders of at least a majority of the voting power of our Class A common stock and by holders of at least a majority of the voting power of our Class B common stock.

By-laws

The amendments made to our by-laws in connection with the consummation of the May 2009 business combination included provisions specifically relating to ED&F Man and its affiliates. Among other things, we amended our by-laws to:

•	allow ED&F Man and its affiliates to call special meetings of stockholders solely for the purpose of electing those directors to be elected by the holders of Class B common stock;

•

set forth provisions concerning the respective rights of the holders of our Class A common stock and Class B common stock, with respect to the nomination, election and removal of directors and the filling of vacancies on our Board of Directors; and

•

provide that, unless otherwise prohibited by applicable law, rule or regulation, or by the rules of any securities exchange or securities market on which our securities are traded, and for so long as ED&F Man and its affiliates (which for these purposes shall exclude affiliates of ED&F Man who are natural persons) own at least 10% of our outstanding common stock, each Committee of our Board of Directors will include at least one director elected by the holders of Class A common stock and one director elected by the holders of Class B common stock; provided that if any Committee is composed of more than two members, the majority of the members of that Committee will be directors elected by the holders of Class A common stock.

Other Agreements

In addition to transactions involving Shermen WSC Holding LLC or ED&F Man or their respective affiliates, we have also entered into a few other related person transactions.

On May 26, 2009, the Company entered into two stock purchase agreements, pursuant to which the Company agreed, subject to consummation of the business combination by which the Company purchased the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group, to purchase shares of the Company’s common stock from stockholders that, at the time, were beneficial owners of more than 5% of the Company’s common stock. In one stock purchase agreement, the Company agreed to purchase 867,708 shares of its common stock at a price of $6.00 per share from HBK Master Fund L.P. for an aggregate purchase price of $5,206,248 and to purchase 130,161 shares of the Company’s common stock at a price of $6.00 per share from HBK Special Opportunity Fund I L.P. for an aggregate purchase price of $780,966. In the other stock purchase agreement, the Company agreed to purchase 1,516,500 shares of its common stock at a price of $6.00 per share from Fir Tree SPAC Holdings II LLC for an aggregate purchase price of $9,099,000; moreover, the seller agreed to vote the shares in favor of the business combination and related proposals. Each of these stock purchase agreements contains customary representations, warranties, and covenants by the Company, on one hand, and the respective counterparties to such agreements, on the other hand.

Review and Approval of Related Person Transactions

The transaction agreement, the stock escrow agreement, the stockholder’s agreement, the registration rights agreement, the molasses agreement, the storage strategic alliance agreement, the terminal services agreement, the shared services agreement, the interim facility agreement, the letter agreement, and our amended and restated by-laws were all approved by our Board of Directors and our stockholders prior to the consummation of the business combination on May 28, 2009, at a time when none of our directors or executive officers was affiliated with the ED&F Man group, before Holdings, a subsidiary of ED&F Man, became a stockholder of the Company, and before our current policies and procedures for the review, approval, and ratification of related person transactions became effective. Likewise, the amendment and restatement of our certificate of incorporation adopted on May 28, 2009 was reviewed by our Board of Directors and approved by our stockholders prior to the consummation of the business combination on May 28, 2009.

The May 26, 2009 stock purchase agreements were authorized by our Board of Directors before our current policies and procedures for the review, approval, and ratification of related person transactions became effective. None of our directors or officers was or is affiliated with any of the selling stockholders.

The final facility agreement was authorized by our Board of Directors in August 2009, with Messrs. Howell, Jim Jenkins, and Holt abstaining due to their affiliation with the ED&F Man group, and ratified by our Audit Committee in April 2010. The Korean lease agreement was authorized by our Board of Directors in February 2010 by unanimous written consent, with the same three directors signing only to the extent necessary for action by written consent, and approved by our Audit Committee in April 2010.

Further Information

The foregoing descriptions of various agreements and other documents do not purport to describe all of the terms of such agreements and documents. The texts of the transaction agreement, the stock escrow agreement, the stockholder’s agreement, the registration rights agreement, the molasses supply agreement, the storage strategic alliance agreement, the shared services agreement, the interim facility agreement, the final facility agreement, the letter agreement (and the related letter agreement with ED&F Treasury), the stock purchase agreements, and our certificate of incorporation and bylaws have previously been filed or incorporated by reference as exhibits to our Form 10-K filed with the SEC on March 16, 2010. The May 24, 2007 registration rights agreement, the founder warrant purchase agreement, and the office services agreement have previously been filed or incorporated by reference as exhibits to our Form 10-K filed with the SEC on March 13, 2009.

Director Independence

Our securities are listed on NASDAQ and we adhere to NASDAQ listing standards in determining whether a director is independent. The NASDAQ listing standards define an “independent director” as a person, other than an executive officer or employee of a company or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under the NASDAQ listing standards, the following persons will not be considered independent:

•	a director who is, or at any time during the past three years was, employed by the Company;

•

a director who accepted or who has a family member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (other than compensation for Board or Board Committee service, compensation paid to a family member who is an employee (other than an executive officer) of the Company, or benefits under a tax-qualified retirement plan, or non-discretionary compensation);

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

•

a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more (other than payments arising solely from investments in the Company’s securities; or payments under non-discretionary charitable contribution matching programs);

•

a director of the issuer who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the Compensation Committee of such other entity; or

•

a director who is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Before the business combination during the period that the Company was a special purpose acquisition company, Messrs. Francis Jenkins, Jr., Kenneth Moshenek and John Toffolon, Jr. served as executive officers and directors; however, they received no compensation for their service as such. They served as executive officers and directors only to facilitate the business combination and resigned as executive officers upon the closing of the business combination. NASDAQ has provided that, for non-employee executive officers and directors of special purpose acquisition companies that meet these criteria, those executive officers and directors will not be deemed to be non-independent solely based upon such individuals’ service as executive officers or directors of a special purpose acquisition company prior to its consummation of a business combination.

Consistent with these considerations, our Board of Directors has evaluated the relationships between each current director (and his or her immediate family members and related interests) and the Company and its subsidiaries, and determined that a majority of our directors meet or exceed the criteria for independence established by the NASDAQ listing standards. Our Board has determined that Messrs. Francis Jenkins, Jr., Kenneth Moshenek, John Toffolon, Jr., and Gregory Holt are independent directors of the Company. Our Board of Directors has determined that Messrs. Harding, Howell and James Jenkins will not be considered independent.

The Board has also determined that each member of the Audit Committee, the Compensation Committee, and the Nominating Committee is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP and Rothstein, Kass & Company, P.C. for the audit of our consolidated financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered during those periods.

	Rothstein, Kass & Company, P.C.		Ernst & Young LLP
	2008	2009	2009
Audit Fees	$120,000	$32,000	$921,000	(1)
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—	29,800	148,904

Total	$120,000	$61,800	$1,069,904

(1)	In 2009, we also reimbursed ED&F Man $4,599,587 for audit services performed by Ernst & Young LLP’s London office in connection with the audits of the combined carve-out financial statements of the bulk liquid storage and animal feed supplements businesses of the ED&F Man group that we acquired in the business combination. Such audited financial statements were include in our Proxy Statement dated May 14, 2009 soliciting stockholder approval of the business combination.

Audit Fees. This category consists primarily of fees and related expenses for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. This category consists of fees for services that are reasonably related to the performance of the audit or review of our financial statements and are not included in the fees reported under “Audit Services.”

Tax Fees. This category consists of fees for tax services provided with respect to tax compliance and tax preparation.

All Other Fees. This category includes fees for all services not included in the other three categories, including services provided in connection with S-1 and S-3 filings, and predecessor statements.

Audit Committee Approval. Before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our Audit Committee. The Audit Committee pre-approved 100% of the services rendered by our principal accountants for both 2009 and 2008.

Pre-Approval Policies. The Audit Committee’s pre-approval policies and procedures are as follows: Mr. John Toffolon, Jr., the Chairman of the Audit Committee, is empowered to authorize additional projects by Ernst & Young LLP costing up to $25,000 without further approval of the Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWAY GROUP, INC.

April 30, 2010	By:	/S/ PETER J. M. HARDING
Peter J. M. Harding Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2010	By:	/s/ FRANCIS P. JENKINS, JR.
Francis P. Jenkins, Jr. Chairman and Director

April 30, 2010	By:	/s/ G. KENNETH MOSHENEK
G. Kenneth Moshenek Director

April 30, 2010	By:	/s/ PETER J. M. HARDING
Peter J. M. Harding Director and Chief Executive Officer

April 30, 2010	By:	/s/ PHILIP A. HOWELL
Philip A. Howell Director

April 30, 2010	By:	/s/ JAMES B. JENKINS
James B. Jenkins Director

April 30, 2010	By:	/s/ JOHN E. TOFFOLON, JR.
John E. Toffolon, Jr. Director

April 30, 2010	By:	/s/ GREGORY F. HOLT
Gregory F. Holt Director

April 30, 2010	By:	/s/ THOMAS A. MASILLA, JR.
Thomas A. Masilla, Jr. Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

This exhibit index to this Amendment No. 1 on Form 10-K/A supplements and does not replace the original exhibit index attached to the Form 10-K.

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002