Form 10-Q
period 2010-03-31
Westway Group, Inc.
filed 2010-05-10
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 7, 2010, 13,952,033 shares of our Class A common stock, par value $0.0001 per share, and 12,624,003 shares of our Class B common stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

Westway Group, Inc. Index to Form 10-Q

PART I. - FINANCIAL INFORMATION

PART II. - OTHER INFORMATION

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

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,663	$9,710
Trade accounts receivable from third parties, net	29,746	38,665
Trade accounts receivable from related parties	4,581	5,054
Inventories	21,509	20,407
Prepaid expenses	1,487	2,593
Income tax receivable	4,413	4,273
Other current assets	2,605	2,815

Total current assets	70,004	83,517
Investment in unconsolidated subsidiary	4,237	4,368
Property, plant and equipment, net of accumulated depreciation of $16,552 and $11,054, respectively	321,846	324,587
Goodwill	89,974	89,970
Other intangibles, net	5,945	5,954
Other non-current assets	2,761	3,055
Deferred income taxes	5,711	6,247

Total assets	$500,478	$517,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$4,596	$6,658
Trade accounts payable to related parties	10,643	23,844
Goods received and not yet invoiced	4,092	8,273
Payroll	3,979	8,945
Accrued preferred stock dividends	3,577	2,515
Income tax payable	2,320	1,562
Accrued expenses and other current liabilities	7,622	7,552

Total current liabilities	36,829	59,349
Borrowings under credit facilities	94,829	91,633
Deferred income taxes	71,493	71,355

Total liabilities	203,151	222,337

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none issued at March 31, 2010 and December 31, 2009	—	—
Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 30,886,830 issued and outstanding at March 31, 2010 and December 31, 2009 (liquidation preference $5.50 per share plus accrued dividends)	177,291	177,291
Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,576,036 issued and outstanding at March 31, 2010 represented by 13,952,033 convertible Class A and 12,624,003 convertible Class B shares. (December 31, 2009: $.0001 par value; 235,000,000 shares authorized; 26,561,766 shares issued and outstanding represented by 13,940,833 convertible Class A and 12,624,003 convertible Class B shares)	3	3
Additional paid-in capital	133,440	133,456
Accumulated other comprehensive income	1,218	2,397
Retained earnings (accumulated deficit)	(1,192)	(4,284)
Treasury stock at cost – 2,341,469 shares (December 31, 2009: 2,352,569 shares)	(14,049)	(14,115)

Total Westway Group, Inc. stockholders’ equity	296,711	294,748
Non-controlling interest	616	613

Total stockholders’ equity	297,327	295,361

Total liabilities and stockholders’ equity	$500,478	$517,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2010	2009
Net revenue
Bulk liquid storage	$19,270	$—
Liquid feed supplements	65,041	—
Related parties	3,971	—

Total net revenue	88,282	—
Costs of sales – liquid feed supplements
Third parties	32,355	—
Related parties	19,492	—

Total costs of sales – liquid feed supplements	51,847	—
Other operating costs and expenses	14,748	321
Depreciation	5,602	—
Selling, general and administrative expenses	8,627	—

Total operating expenses	80,824	321

Operating income (loss)	7,458	(321)

Other income (expense)
Interest income	14	77
Interest expense	(1,293)	—

Total other income (expense)	(1,279)	77
Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary	6,179	(244)
Income tax benefit/(provision)	(1,864)	127
Equity in loss of unconsolidated subsidiary, net	(158)	—

Net income (loss)	4,157	(117)

Net income attributable to non-controlling interest	(3)	—

Net income (loss) attributable to Westway Group, Inc.	4,154	(117)
Preferred dividends	(1,062)	—

Net income (loss) applicable to common stockholders	$3,092	$(117)

Number of common shares subject to possible redemption, basic & diluted	—	9,199,999
Income per common shares subject to possible redemption, basic & diluted	—	$(0.01)
Weighted average number of common shares equivalent outstanding not subject to possible redemption:
Basic	57,458,071	19,550,001
Diluted	57,915,364	19,550,001
Net income (loss) per share of common stock:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	$0.05	—
Basic and diluted earnings per share attributable to common shares	$0.05	—
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted	30,886,830	—
Common share weighted average shares outstanding, basic	26,571,241	—
Common share weighted average shares outstanding, diluted	27,028,534	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

Predecessor Combined Carve- Out Statement of Operations
Three Months ended January 31, 2009
Net revenue
Bulk liquid storage	$15,254
Liquid supplements	86,998
Related parties	3,012

Total revenue	105,264
Cost of sales	(87,611)

Gross profit	17,653

Selling, general and administrative expenses	7,592

Income from operations	10,061
Expense from investments	(29)
Loss on disposals of property, plant & equipment	(4)

Total non-operating expense	(33)

Income before taxes	10,028
Income tax expense	(2,564)
Minority interest	(26)

Net income	$7,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousand, except per share data)

	Westway Group, Inc. Stockholders’ Equity
	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity
(in thousands, except per share data)	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2008	—	$—	28,750	$3	—	$—	$78,941	$1,568	$—	—	$—	$80,512	$—	$80,512
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax.								96				96		96
Net loss								(117)				(117)		(117)

Balance, March 31, 2009	—	$—	28,750	$3	—	$—	$78,941	$1,547	$—	—	$—	$80,491	$—	$80,491

Balance, December 31, 2009	30,887	$177,291	13,941	$2	12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361
Issuance of class A common shares at $4.50 per share from treasury			11				(16)			(11)	66	50		50
Convertible preferred dividend accrued								(1,062)				(1,062)		(1,062)
Comprehensive income
Net income								4,154				4,154	3	4,157
Other comprehensive income:
Foreign currency translation									(1,179)			(1,179)		(1,179)

Other comprehensive income									(1,179)			(1,179)		(1,179)

Total comprehensive income												2,975	3	2,978

Balance, March 31, 2010	30,887	$177,291	13,952	$2	12,624	$1	$133,440	$(1,192)	$1,218	2,341	$(14,049)	$296,711	$616	$297,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,157	$(117)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	674	(148)
Provision for doubtful accounts receivable	(15)	—
Depreciation and amortization	5,602	—
Amortization of deferred financing costs	267	—
Equity loss in unconsolidated investments	226	—
Stock compensation to underwriters	50	—
Changes in operating assets and liabilities:
Accounts receivable	9,407	—
Inventory	(1,102)	—
Income tax receivable	(140)	—
Prepaid expenses and other current assets	1,435	(126)
Accounts payable	(15,263)	79
Accrued liabilities and other current liabilities	(8,883)	—
Income tax payable	758	(286)

Net cash used in operating activities	(2,827)	(598)

Cash flows from investing activities:
Decrease in investments held in trust account	—	473
Capital expenditures for property, plant and equipment, net of sales proceeds	(3,945)	—

Net cash (used in) provided by investing activities	(3,945)	473

Cash flows from financing activities:
Proceeds from credit facility	21,763	—
Payments on credit facility	(18,567)	—
Payment of deferred financing costs	(92)	—

Net cash provided by financing activities	3,104	—

Effects of exchange rate changes on cash and cash equivalents	(379)	—

Net decrease in cash and cash equivalents	(4,047)	(125)

Cash and cash equivalents, beginning of period	9,710	190

Cash and cash equivalents, end of period	$5,663	$65

Non-cash financing and investing activities:
Preferred dividends	$1,062	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Predecessor Combined Carve- Out Statement of Cash Flows
Three months ended January 31, 2009
Cash Flows From Operating Activities
Net income	$7,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,637
Loss on disposals of property, plant and equipment	4
Expense from investments	29
(Decrease)/increase in deferred tax assets/liabilities	(1,033)
Increase/(decrease) in minority interest	26
Share based compensation expense	254
Changes in operating Assets and Liabilities:
(Increase) decrease in accounts receivable	(4,777)
(Increase) decrease in inventory	(1,716)
Decrease (increase) in prepaid and other	1,072
Increase in income taxes recoverable	(65)
(Decrease) increase in accounts payable	(1,333)
(Decrease) increase in accrued expenses	(958)
Increase (decrease) in tax payable	2,565
(Decrease) increase in other liabilities	(46)

Net cash provided by operating activities	5,097

Cash flows from investing activities
Capital expenditures in property, plant and equipment	(8,593)
Proceeds from disposals of property, plant and equipment	76

Net cash used in investing activities	(8,517)

Cash flows from financing activities
Change in ED&F Man Net Invested Capital	3,420
Distribution to/(from) ED&F Man	—

Net cash provided by financing activities	3,420

Net change in cash and cash equivalents

Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	—

$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading provider of bulk liquid storage and related value-added services, and a leading manufacturer and distributor of liquid animal feed supplements. The Company operates an extensive global network of 62 operating facilities providing approximately 354 million gallons of total bulk liquid storage capacity and producing approximately 1.6 million tons of liquid feed supplements annually. The bulk liquid storage business is a global business with 25 terminal locations at key port and terminal sites throughout North America and in Western Europe and Asia, offering storage to manufacturers and consumers of agricultural and industrial liquids. The liquid feed supplements business produces liquid animal feed supplements through blending molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock, and are sold directly to end users, primarily supplying the beef and dairy livestock industries.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by U.S. GAAP for complete financial statements have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited consolidated financial statements include the consolidated results of operations and the consolidated assets and liabilities of the Company, including its wholly-owned and majority-owned subsidiaries. Pro forma unaudited consolidated financial information, reflecting the bulk liquid storage and feed supplements businesses acquired by us on May 28, 2009, as if they had been acquired by us on January 1, 2009, is presented in Note 4. The businesses acquired from the ED&F Man group are deemed to be a “predecessor” to the Company. As a result, the combined carve-out financial statement of operations and cash flows of the acquired business for operations prior to the acquisition on May 28, 2009 are presented. Our results of operations and cash flows on a consolidated basis subsequent to the acquisition of the acquired business on May 28, 2009 are not comparative to the combined carve-out financial statements of the acquired business results of operations and cash flows prior to such acquisition (“predecessor statements”) principally because the basis for the acquired assets and liabilities have been adjusted to fair value pursuant to U.S. GAAP in our financial statements and because the predecessor operations are reported on a different calendar.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of our financial position and operating results for the interim periods reported, including the elimination of all significant intercompany accounts and transactions in consolidation. With the exception of certain adjustments associated with the acquisition of the acquired business, all such adjustments are, in the opinion of management, of a normal recurring nature. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. The Company adheres to the same accounting policies in preparing interim financial statements as it does for the preparation of annual statements.

The Company has evaluated subsequent events for potential disclosure through the date the financial statements were issued.

3. ADOPTION OF ACCOUNTING STANDARDS

In June 2009, the FASB issued Accounting Standards Update, “Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This Statement amends previous guidance to require the Company to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. The Company adopted this new standard effective January 1, 2010 and it had no impact on the consolidated financial statements.

4. ACQUISITIONS

Bulk Liquid Storage and Liquid Feed Supplements Businesses

On May 28, 2009, the Company completed the acquisition of the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group by effecting mergers of the two principal subsidiaries of ED&F Man engaged in the bulk liquid storage and liquid feed supplements businesses (Westway Terminal Company, Inc. and Westway Feed Products, Inc.) into two of the Company’s wholly-owned subsidiaries (now named Westway Terminal Company LLC and Westway Feed Products LLC) and by purchasing the equity interests of the other subsidiaries of ED&F Man engaged in the bulk liquid storage or liquid feed supplements businesses.

At the closing of the business combination, the following consideration was paid by the Company:

Cash —$103.0 million in cash was paid to ED&F Man, including a short term promissory note in the aggregate principal amount of $2.7 million that was used in lieu of cash as consideration in respect of ED&F Man Korea Limited.

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

Contingent consideration—As contingent consideration, 12.2 million shares of Series A Convertible Preferred Stock at a fair value per share of $5.74, totaling $69.9 million were placed into escrow and will be released to a subsidiary of ED&F Man upon the achievement of certain earnings and share price targets. The fair value has been calculated using a market approach for the fair value of the preferred stock and an income approach to determine the fair value of the future dividends.

Working capital and other adjustments—The consideration payable to ED&F Man was subject to post-closing adjustments relating to targeted amounts for net indebtedness and net working capital. The net effect of these adjustments was an increase of $1.1 million in the purchase price. Working capital also included approximately $10 million of accounts receivable related to the sale of the Canadian fish oil and molasses trading businesses that were transferred to the ED&F Man group prior to May 28, 2009.

The acquisition was accounted for using the purchase method of accounting for business combinations, and the Company was identified as the accounting acquirer. The allocation of the purchase price to the fair values of the acquired assets and liabilities is outlined below, with the Company preliminarily recording the acquisition-date fair values on the following major classes of consideration:

(in thousands)
Cash	$103,000
Company common stock	63,120
Company preferred stock	107,367
Contingent consideration	69,924
Working capital and other adjustments	1,148

Total allocable purchase price	$344,559

Accounts receivable	38,243
Inventories	20,197
Prepaid expenses and other current assets	1,671
Goodwill	87,676
Tradename	5,900
Property, plant & equipment	290,439
Other non current assets	8,726
Current liabilities	(41,231)
Long term liabilities	(67,062)

Total preliminary purchase price allocation	$344,559

The purchase price allocation is preliminary. The preliminary estimates of fair values recorded are Level 3 inputs determined by management based on various market, cost, and income analyses and recent asset appraisals. The final determination of the purchase price allocation will be based on the fair values of assets acquired and liabilities assumed. The purchase price allocation will remain preliminary until the Company completes a third-party valuation and determines the fair values of assets acquired and liabilities assumed, determines actual transaction costs, and finalizes working capital adjustments. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the preliminarily recorded amounts. The Company has assigned useful lives to the property, plant, and equipment acquired in the business combination in accordance with U.S. GAAP.

The following are pro forma unaudited consolidated statements of operations for the Company for the three months ended March 31, 2009 as if the acquisition of the acquired business had occurred on January 1, 2009 compared to the actual results of the Company for the three months ended March 31, 2010 (in thousands, except for share data):

	Three months ended, March 31,
	2010 (Actual)	2009 (Pro Forma)
Net revenue
Bulk liquid storage	$19,270	$14,331
Liquid feed supplements	65,041	75,029
Related parties	3,971	3,654

Total net revenue	88,282	93,014
Costs of sales – liquid feed supplements
Third parties	32,355	40,680
Related parties	19,492	19,969

Total costs of sales – liquid feed supplements	51,847	60,649
Other operating costs and expenses	14,748	14,750
Depreciation	5,602	3,663
Selling, general and administrative expenses	8,627	7,849

Total operating expenses	80,824	86,911

Operating income	7,458	6,103

Other expenses
Interest, net	(1,279)	(901)
Gain on disposal of property, plant, and equipment	—	1

Total other expenses	(1,279)	(900)
Income before income tax provision and equity in loss of unconsolidated subsidiary	6,179	5,203
Income tax provision	(1,864)	(1,906)
Equity in loss of unconsolidated subsidiary, net	(158)	(130)

Net income	4,157	3,167

Net income attributable to non-controlling interest	(3)	(18)

Net income attributable to Westway Group, Inc.	$4,154	$3,149

Preferred dividends	(1,062)	(1,062)

Net income applicable to common stockholders	$3,092	$2,087

Weighted average number of common shares equivalent outstanding:
Basic (1)	57,458,071	57,289,866
Diluted (2)	57,915,364	57,289,866
Earnings per share of common stock:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	$0.05	$0.04
Basic and diluted earnings per share attributable to common shares	$0.05	$0.04
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted (1)	30,886,830	30,886,830
Common share weighted average shares outstanding, basic	26,571,241	26,403,036
Common share weighted average shares outstanding, diluted	27,028,534	26,403,036

(1)	As the Series A Convertible Preferred Stock is considered a participating security, we have included these shares within the basic computation of earnings per share under the two-class method.
(2)	As the warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been included for actual or pro forma results of operations since the average market price of our Class A common stock is below this range.

The Company derived the unaudited pro forma results of operations from the unaudited consolidated financial statements of the acquired business from January 1, 2009 to March 31, 2009. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on January 1, 2009, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include an imputed interest expense of $901,000 based on historical borrowings and average interest rates of the acquired business for the three months ended March 31, 2009, since before the business combination the ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments for the three months ended March 31, 2009 include assumed corporate public company costs of $600,000 within general and administrative expenses associated with operating as a public company, comparable in amount to the actual corporate public company costs incurred during 2009 after the business combination. The pro forma results include an adjustment that assumes three months of dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share for the three months ended March 31, 2009. The pro forma results of operations do not include $321,000 of formation and operating costs associated with Shermen or interest income from the trust account held by Shermen of $77,000 for the three months ended March 31, 2009. The pro forma adjustments also do not include increased depreciation expense as a result of the application of the purchase method of accounting.

Southside River-Rail Inc.

On October 15, 2009, the Company, through its wholly-owned subsidiary Westway Terminal Cincinnati LLC, completed the acquisition of the storage assets and property of Southside River-Rail Terminal, Inc. located in Cincinnati, Ohio. The purchase price for this acquisition was approximately $19.9 million in cash.

The acquisition was accounted for using the purchase method of accounting for business combinations and the Company was identified as the accounting acquirer. The allocation of the purchase price to the fair values of the acquired assets and liabilities is outlined below, with the Company recording the acquisition-date fair values on the following major classes of consideration:

(in thousands)
Cash	$19,879

Total allocable purchase price	$19,879

Property, plant & equipment	17,719
Goodwill	2,100
Other intangibles	60

Total preliminary purchase price allocation	$19,879

The Company finalized the purchase price allocations for this acquisition in the first quarter of 2010.

5. EARNINGS (LOSS) PER SHARE

The Company calculated earnings (loss) per share in accordance with U.S. GAAP. The Series A Convertible Preferred Stock is a participating security because it participates in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares, if converted, to the total number of shares. We have included these shares within the computation of earnings per share under the two-class method for the period ended March 31, 2010. The Company has included the effect of the preferred dividends in the numerator for the period ended March 31, 2010 as it is deemed a contractual obligation. The Company used the treasury stock method to calculate the diluted earnings per share based on the outstanding warrants issued in the private placement, the initial public offering and the over allotment. As a result, the Company has not included 4,825,832 of shares in its diluted weighted average number of shares for the three months ended March 31, 2009, because the effect of converting the warrants would have an antidilutive impact as a result of the Company’s net loss for that period. As the warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been added to the diluted weighted average number of shares for the period ended March 31, 2010 since the average price of our common stock was below this range. In calculating its diluted weighted average number of shares for the three months ended March 31, 2010, the Company added an additional 457,292 shares to its weighted average shares outstanding to account for the deemed conversion of the accrued, but unpaid, preferred dividends on the 30,886,830 shares of outstanding Series A Convertible Preferred Stock.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator
Net income (loss) attributable to Westway Group, Inc.	$4,154	$(117)
Preferred dividends	$(1,062)	—

Net Income (Loss) Applicable to Common Stockholders - Basic	$3,092	(117)
Plus income impact of assumed conversion of:
Series A Convertible Preferred Stock	$1,062	—

Net Income (Loss) Applicable to Common Stockholders - Diluted	$4,154	$(117)

Denominator
Number of common shares subject to possible redemption, basic & diluted	—	9,199,999
Weighted average number of common shares outstanding not subject to possible redemption	26,571,241	19,550,001
Weighted average number of participating Series A Convertible Preferred shares	30,886,830	—

Weighted average number of shares not subject to possible redemption for purposes of calculating basic earnings per share	57,458,071	19,550,001
Add common stock issuable upon conversion of:
Series A Convertible Preferred Stock accrued dividends	457,292	—

Weighted average number of shares not subject to possible redemption for purposes of calculating diluted earnings per share	57,915,364	19,550,001

Basic and Diluted Earnings Per Common Share
Net Income per common shares subject to possible redemption, basic & diluted	—	$(0.01)
Net Income Available to Common Stockholders—Basic	$0.05	$(0.01)
Net Income Available to Common Stockholders—Diluted	$0.05	$(0.01)
Basic and diluted earnings per share attributable to Series A convertible preferred stock	$0.05	—
Basic and diluted earnings per share attributable to common shares	$0.05	—
Series A convertible preferred stock weighted average shares outstanding, basic and diluted	30,886,830	—
Common share weighted average shares outstanding, basic	26,571,241	—
Common share weighted average shares outstanding, diluted	27,028,534	—

The number of additional shares that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share due to the average price of our common stock during the first quarter of 2010 is summarized as follows:

Three months ending March 31, 2010
Public offering warrants	45,999,900
Founder warrants (1)	5,214,286
Underwriter options to purchase units, with one share of common stock per unit (1)	700,000
Underwriter options to purchase units, with two warrants per unit (1)	1,400,000

53,314,286

(1)	Founder warrants and underwriter options to purchase units have a potentially less dilutive effect because they have a cashless exercise provision.

6. INVENTORIES

A summary of inventories were as follows (in thousands):

As of March 31, 2010
(unaudited)
Finished Goods	$1,172
Raw materials	19,905
Other	432

Total inventories	$21,509

Other inventory consists of packaging and other operating supplies. Prior to May 28, 2009, the Company had no inventories or operations, as it was considered a “special purpose acquisition company” until the business acquisition.

7. INCOME TAXES

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations inside and outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Components of the provision for income taxes consist of (in thousands):

	Three months ended March 31,
	2010	2009
	(unaudited)
Current benefit (provision)
Federal	$(615)	$—
State and local	(70)	(21)
Foreign	(553)	—

Total current	$(1,238)	$(21)
Deferred benefit (provision)
Federal	(574)	30
State and local	(64)	118
Foreign	12	—

Total deferred	(626)	148

Income tax benefit (provision)	$(1,864)	$127

Effective tax rate	30%	52%

The effective income tax rates differ from the federal statutory rate of 35% principally due to the differences in international, state and local income taxes.

8. BUSINESS SEGMENTS

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

These segments follow the accounting principles described in note 3 of the Company’s audited financial statements for the year ended December 31, 2009 in the Company’s 2009 Annual Report on Form 10-K. Intersegment revenues are accounted for at prices which approximate market.

Bulk Liquid Storage

The Company’s bulk liquid storage segment generates revenue through contracts by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Each of these sources of income is recorded net of any discounts, volume rebates, and sales taxes. These sources of income reflect the individual nature of the Company’s relationships with its global, regional or local customer bases, which typically comprise contracts spanning one or more years. Contracts vary according to the provision of services, ranging from the simple transloading of products from delivery into storage, but more typically extend into more complex product management and storage services. Fixed income services generate revenue from storage services at each of our terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks or combination of both. The Company recognizes revenue from fixed income services in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and are based on tonnage. The Company recognizes revenue for volume services as the volumes are entered into or withdrawn from its storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and is recorded at the time the service is provided. Provisions for ancillary services may be included in fixed price storage services or in volume or throughput income services. Revenue is recorded for the services available under each contract as the services are provided. Bulk liquid storage services are provided through a number of domestic and international locations, but are currently managed as one business from the Company’s headquarters in New Orleans, Louisiana.

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

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments. The corporate segment includes interest expenses related to corporate debt and unallocated general and administrative expenses including primarily executive, legal, finance, information technology, human resource, and health, safety, environmental, and quality expenses.

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended March 31, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$22,901	$65,381	$—	$88,282
Operating income (loss)	$7,783	$3,741	$(4,066)	$7,458
Income (loss) before taxes	$7,809	$3,739	$(5,369)	$6,179
Capital expenditures	$3,142	$589	$216	$3,947
Total assets	$344,394	$131,464	$24,620	$500,478

The disclosures of segment data are based on preliminary values assigned in purchase accounting. See Note 4.

The Company had no operating segments for the three months ended March 31, 2009, since the Company had no operations until the May 28, 2009 business acquisition.

9. SUBSEQUENT EVENTS

On June 30, 2010 at the Company’s 2010 annual meeting of stockholders, the Company is proposing amendments to the Founder Warrant Agreement dated as of May 20, 2007 which governs the terms of the outstanding warrants issued to our founders (the “founder warrants”). The founder warrants consist of warrants to purchase an aggregate of 5,214,286 shares of our Class A common stock at an exercise price of $5.00 per share, of which warrants to purchase 4,114,286 shares are beneficially owned by Francis P. Jenkins, Jr., the Chairman of our Board of Directors, and warrants to purchase 1,100,000 shares are beneficially owned by John E. Toffolon, Jr., a member of our Board of Directors and the Chair of our Audit Committee. The founder warrants were purchased for the benefit of the current holders on May 30, 2007, for a purchase price of seventy cents ($0.70) per warrant, or an aggregate purchase price of approximately $3.7 million. For each holder of founder warrants, the amendment would extend the expiration date of one-third of such holder’s founder warrants to May 24, 2012, one-third of such holder’s founder warrants to May 24, 2013, and one-third of such holder’s founder warrants to May 24, 2014. The current expiration date of the founder warrants is May 24, 2011. If the Founder Warrant Amendment Proposal is approved, the Company will be required to recognize a non-cash expense equal to the calculated increase in value of the founders warrants as of the day of such approval, which increase we will calculate using the Black-Scholes option pricing method. This entry will reduce the Company’s net income for such period, but will not impact the assets or liabilities sections of the Company’s balance sheet. It is estimated that as of May 5, 2010, the calculated increase in value of the founder warrants that would result from the approval of the amendment is approximately $1.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three month period ended March 31, 2010. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

Forward-Looking Statements

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non historical statements in the discussion, are forward-looking. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Important factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Part II, Item 1A. Risk Factors” of this Form 10-Q and in “Item 1A. Risk Factors” of our 2009 Form 10-K. We do not assume an obligation to update any forward-looking statement.

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries is a leading global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently operate an extensive global network of 25 operating storage facilities providing approximately 354 million gallons of total bulk liquid storage capacity and 37 operating liquid feed supplement facilities producing approximately 1.6 million tons of liquid feed supplements annually. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol (WWAY). As of May 10, 2010, we had 497 employees.

We completed our acquisition of the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group on May 28, 2009. In exchange, we paid $103 million in cash and issued 12,624,003 shares of our Class B common stock and 30,886,830 shares of our Series A Convertible Preferred stock to a subsidiary of ED&F Man (of which 12,181,818 shares of Series A Convertible Preferred stock were deposited in escrow for release upon our achievement of certain earnings or share price targets). We also incurred one-time business combination expenses of $13.9 million for advisory, investment banking, accounting, legal, and other professional and consulting fees. Various agreements between us and the ED&F Man group were entered into at the closing of the business combination, including but not limited to a molasses supply agreement, a storage strategic alliance agreement and terminal service agreement, a shared services agreement, a stockholders agreement, a stock escrow agreement, and a registration rights agreement. For more information about the ongoing arrangements between us and the ED&F Man group, please see the “Material Ongoing Arrangements with the ED&F Man Group” section of Item 7 of our 2009 Form 10-K (pp. 53-54), the “Our Relationship with the ED&F Man Group” section of Item 1 of our 2009 Form 10-K (pp. 24-25), the “Relationships with the ED&F Man Group” and “Related Transactions” sections of Item 13 of our 2009 Form 10-K/A (pp. 43-54), and the “Stock Escrow Agreement” and “Letter Agreement” subsections of Item 11 of our 2009 Form 10-K/A (pp. 34-37). On our consolidated balance sheets and statements of operations, references to “related parties” are to the ED&F Man group.

In November 2009, we secured a new 3-year, $175 million senior secured revolving credit facility, provided by a nine-bank syndicate led by JPMorgan Chase Bank, N.A. and arranged by JPMorgan Securities Inc. The credit facility provides us available credit for general corporate purposes, which could include among other things working capital, capital expenditures, and acquisitions.

Understanding Our Financial Information

The discussion under “Results of Operations – Actual vs. Pro Forma” on page 20 includes selected first quarter of 2009 pro forma financial information derived from the Company’s and the acquired business’ unaudited results, as if the Company and the acquired business were combined as of January 1, 2009. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations nor did it generate operating revenue, as it was considered a “special purpose acquisition company.” The first quarter of 2010 financial information is based on actual results.

Highlights of the First Quarter of 2010

The following is a summary of our financial results for the first quarter of 2010 compared to our pro forma financial results for the first quarter of 2009:

•	Our year over year consolidated operating income increased 22% to $7.5 million, and year over year net income attributable to the Company increased 32% to $4.2 million;

•	Our year over year net revenues for our bulk liquid storage segment increased 27% to $22.9 million;

•	Our year over year net gross profit margin percentage for our liquid feed supplements segment increased to 21%;

•

We experienced our first full quarter results of our Cincinnati facility acquired in October 2009, adding 37 million gallons of storage capacity, as well as the newly completed construction of our Grays Harbor, Washington facility in December 2009 that added 13.4 million gallons of storage capacity. Additionally, 2.0 million gallons of capacity in Cincinnati which was out of service during the end of 2009 has been added to capacity.

•	We completed a 5.6 million gallon expansion of our Port Allen terminal located adjacent to Baton Rouge, Louisiana, which will go into service during the second quarter of 2010.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires management to make estimates, judgments, and assumptions based upon available information that affect reported amounts and related disclosures. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances.

For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see the “Critical Accounting Estimates” section of Item 7 of our 2009 Form 10-K. We have not changed these policies from those previously disclosed.

Results of Operations - Actual vs. Actual

In analyzing our results of operations for the first quarter of 2010, our actual results of operations of the Company for the first quarter of 2009 do not provide a very meaningful basis for comparison, since the Company had no operations nor did it generate operating revenue, as it was considered a “special purpose acquisition company” until the May 28, 2009 business combination. For the first quarter of 2009, we incurred $321,000 of formation and operating costs related to identifying a business acquisition, received $77,000 of interest income from the trust account held as a consequence of funds raised through our initial public offering, and received a $127,000 income tax benefit, for a total net loss of $117,000. Consequently, a comparison of our actual results for the first quarter of 2010 to our actual results for the first quarter of 2009 would essentially consist of a review of our actual results for the first quarter of 2010, as they would be compared against relatively non-significant figures for the first quarter of 2009. A review of our actual results for the first quarter of 2010 is included within the discussion below in a more meaningful setting.

Results of Operations – Actual vs. Pro Forma

To provide readers with a more meaningful set of figures against which to compare our actual results for the first quarter of 2010, we have presented pro forma results of operations of the Company for the first quarter of 2009, as if the Company and the acquired business were combined as of January 1, 2009, and compared them with the actual results of operations of the Company for the first quarter of 2010 below.

We derived the unaudited pro forma results of operations from the unaudited consolidated financial statements of the acquired business from January 1, 2009 to March 31, 2009. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on January 1, 2009, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of the adjusted pro forma results is not intended to be considered in isolation or as a substitute for the actual historical financial information prepared and presented in accordance with U.S. GAAP.

The pro forma adjustments include an imputed interest expense of $901,000 based on historical borrowings and average interest rates of the acquired business for the first quarter of 2009, since before the business combination the ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments for the first quarter of 2009 include assumed corporate public company costs of $600,000 within general and administrative expenses associated with operating as a public company, comparable in amount to the actual corporate public company costs incurred during 2009 after the business combination. The pro forma results include an adjustment that assumes three months of dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share for the first quarter of 2009. The pro forma results of operations do not include $321,000 of formation and operating costs associated with Shermen or interest income from the trust account held by Shermen of $77,000 for the first quarter of 2009. The pro forma adjustments also do not include increased depreciation expense as a result of the application of the purchase method of accounting.

First Quarter of 2010 Actual Results Compared to First Quarter of 2009 Pro Forma Results

CONSOLIDATED

	Three Months Ended March 31,
	2010 Actual	2009 Pro Forma	$ Variance	% Change
		(in thousands, except percentages)
Net revenues	88,282	93,014	(4,732)	-5%
Cost of sales	51,847	60,649	(8,802)	-15%
Other operating costs and expenses	14,748	14,750	(2)	0%
Depreciation	5,602	3,663	1,939	53%
Selling, general and administrative expenses	8,627	7,849	778	10%
Total operating expenses	80,824	86,911	(6,087)	-7%
Operating income	7,458	6,103	1,355	22%
Interest expense, net	(1,279)	(901)	(378)	42%
Gain on disposal of property, plant and equipment	—	1	(1)	-100%
Income tax provision	(1,864)	(1,906)	42	-2%
Equity in loss of unconsolidated subsidiaries	(158)	(130)	(28)	22%
Income attributable to non-controlling interest	(3)	(18)	15	-83%
Net income attributable to Westway Group, Inc.	4,154	3,149	1,005	32%
Preferred dividends	(1,062)	(1,062)	—	0%
Net income applicable to common stockholders	3,092	2,087	1,005	48%

Net income attributable to Westway Group, Inc. increased by $1.0 million, or 32%, to $4.15 million in the first quarter of 2010 as compared to $3.15 million in the first quarter of 2009. The increase in our net income during the first quarter of 2010 compared to the first quarter of 2009 is primarily due to the additional capacity added by the acquisition of our Cincinnati, OH facility in October 2009, completion of our newly constructed Grays Harbor facility in December 2009, and the expansion of our Houston, TX facility during the second half of 2009. This increase was partially offset by higher depreciation and interest expense.

In the second quarter of 2010, our net income may be reduced by a non-cash expense that we will be required to recognize if our stockholders approve, at our annual meeting on June 30, 2010, a proposal to extend the expiration dates of, and otherwise amend, our outstanding founder warrants which are beneficially owned by two of our directors. As of May 5, 2010, the prospective non-cash expense was estimated to be approximately $1.6 million. For further information about the contemplated warrant amendments, see Note 9 of our consolidated financial statements in this Form 10-Q.

The following is a discussion of actual operating results of each of our business segments for the first quarter of 2010, compared to the pro forma operating results for the first quarter of 2009 by our business segments.

BULK LIQUID STORAGE

Net Revenue

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Revenue	$22,901	$17,985	$4,916	27%
Total Capacity (in gallons)	354,000	289,000	65,000	22%
Percentage Capacity Utilization	95.4%	93.7%	1.7%

Total net revenue for our bulk liquid storage segment, including transactions between us and the ED&F Man group, increased $4.9 million, or 27%, to $22.9 million for the first quarter of 2010 when compared to $18.0 million for the first quarter of 2009.

In the United States, an increase in net revenue of $4.7 million, or 43%, to $15.6 million for first quarter of 2010 from $11.0 million for the first quarter of 2009 reflected our expansion in this business since the first quarter of 2009. We added additional capacity through the acquisition of our Cincinnati, OH facility in October 2009, completion of construction of our Grays Harbor, WA facility in December 2009, and expansion of our Houston, TX facility during the second half of 2009.

Outside of the United States, revenues increased by $250,000, or 4%, to $7.3 million for the first quarter of 2010 from $7.0 million for the first quarter of 2009. ED&F Man group molasses and third party volume remained relatively consistent. Higher foreign exchange rates for the Euro, British Pound, and Canadian Dollar also positively impacted the Company, resulting in a combined positive impact on net revenues outside of the United States from these three currencies of approximately 8%. We do not presently hedge against the risks of foreign currently fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

Our total capacity increased in the first quarter of 2010 to 354 million gallons from 289 million gallons in the first quarter of 2009. Percentage capacity utilization of our bulk liquid storage facilities increased to 95.4% for the first quarter of 2010 from 93.7% for the first quarter of 2009.

We believe that capacity utilization is key to the profitability of our bulk liquid storage business. Once the high fixed cost of constructing a terminal has been incurred, the marginal cost of providing each additional increment of storage services is much less than the marginal revenues received from such services. Once current capacity is utilized, additional tanks may be built on existing sites to further leverage the property we already possess. Additionally, we may grow profitability by identifying additional strategic locations, either to acquire existing bulk liquid terminals or to develop new bulk liquid terminals.

Other Operating Costs and Expenses

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Other Operating Costs and Expenses	$8,909	$7,783	$1,126	14%

Other operating costs and expenses of $8.9 million increased by $1.1 million, or 14%, for the first quarter of 2010 from $7.8 million for the first quarter of 2009, primarily as a result of additional facility costs relating to the new Cincinnati and Grays Harbor facilities.

Depreciation

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Depreciation	$4,245	$2,657	$1,588	60%

Depreciation costs increased by $1.6 million, or 60%, to $4.2 million for the first quarter of 2010 from $2.7 million for the first quarter of 2009. This was mainly due to our recent capital investments in the United States, including the addition of our Cincinnati and Grays Harbor facilities, as well as expansion in Houston. The increase was also partially due to additional depreciation in the first quarter of 2010 as a result of the application of the purchase method of accounting in connection with the business combination of May 28, 2009.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Selling, General, and Administrative Expenses	$1,964	$2,808	$(844)	-30%

For the first quarter of 2010, selling, general and administrative expenses for the bulk liquid storage business decreased by $844,000, or 30%, to $2.0 million, compared to $2.8 million for the first quarter of 2009. This decrease was primarily due to the transferring of certain United States bulk liquid storage employees and the health, safety, environmental, and quality department to the Corporate segment during the first quarter of 2010.

Operating Income

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Operating Income	$7,783	$4,737	$3,046	64%
Operating Income Margin %	34%	26%	8%

The operating income of our bulk liquid storage segment increased by $3.0 million, or 64%, to $7.8 million for the first quarter of 2010 from $4.7 million for the first quarter of 2009. In the United States, an increase in operating income of $2.8 million, or 108%, to $5.4 million for first quarter of 2010 from $2.6 million for the first quarter of 2009 reflected the increased capacity from our Cincinnati, Grays Harbor, and Houston facilities, as well as reduced selling, general, and administrative expenses. This was partially offset by the increase in operating costs and depreciation costs primarily related to our additional facilities and other expansions. Operating income outside of the United States totaled $2.4 million for the first quarter of 2010, compared to $2.2 million for the first quarter of 2009. Higher foreign exchange rates for the Euro, British Pound, and Canadian Dollar resulted in a combined positive impact of operating income outside of the United States from these three currencies of approximately 9%.

Operating income margin percentage (operating income divided by net revenue) of our bulk liquid storage segment increased to 34% for the first quarter of 2010 from 26% for the first quarter of 2009. We believe that operating income margin is a key performance indicator to the profitability of our bulk liquid storage business.

LIQUID FEED SUPPLEMENTS

Net Revenue

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Revenue	$65,381	$75,029	$(9,648)	-13%
Liquid Feed Supplement Volume (in tons)	416	445	(29)	-7%

For the first quarter of 2010, net revenue for the liquid feed supplements business was $65.4 million, which was a decrease of $9.6 million, or 13%, compared to net revenue of $75.0 million for the first quarter of 2009. This decrease in net revenue was driven by a decrease in volume for the first quarter of 2010 of 7% to 416,000 tons, compared to 445,000 tons for the first quarter of 2009 as a recent consequence of liquid feed supplement products being marginally less competitive compared to dry feed products. This was in part due to adverse weather effects on customer demand and poor economic conditions in the cattle and dairy industries. The decrease in net revenue was also driven by a decrease in sales prices resulting from lower costs of purchasing key feed ingredients. Overall, price per ton decreased by $11.44 for the first quarter of 2010 from the first quarter of 2009.

We view volume as a key performance indicator to the profitability of our liquid feed supplements business. Once the fixed costs of an operating facility are met, all revenue that exceeds the variable costs contributes to the profitability of our business. Generally revenues are considered an incomplete indicator of performance because large fluctuations can occur from period to period due to volatility in the underlying commodity ingredient prices which affect both competitive sales pricing and the cost of sales. In some cases, margins can actually increase despite a reduction in revenues.

Cost of Sales

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Cost of Sales	$51,847	$60,649	$(8,802)	-15%
Gross Profit Margin %	20.7%	19.2%	1.5%

For the first quarter of 2010, cost of sales for our liquid feed supplements segment, including related party purchases from the ED&F Man group, was $51.8 million, which was a decrease of $8.8 million, or 15%, compared to cost of sales of $60.6 million for first quarter of 2009. The decrease was directly related to decreasing volumes and cost reductions in key raw material inputs.

Gross profit per ton increased by $0.22 and gross profit margin percentage (net revenues less cost of sales, divided by net revenue) increased from 19.2% to 20.7%. This increase reflects the effective implementation of new marketing initiatives with greater focus on value-added products in place of commodity-based products. In addition, gross profit per ton was aided by raw material cost reductions in feed ingredient prices.

We believe that gross profit margin is a key performance indicator to the profitability of our liquid feed supplements business. This highly visible indicator provides us with measurable guidelines to monitor our cost of goods, which in the liquid feed supplements business can be volatile.

Other Operating Costs and Expenses

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Other Operating Costs and Expenses	$5,785	$6,967	$(1,182)	-17%

Other operating costs and expenses decreased by $1.2 million, or 17%, to $5.8 million for the first quarter of 2010 from $7.0 million for the first quarter of 2009, consistent with underlying cost control. Other factors include lower variable operating costs as a result of decreased sales volumes and continued implementation of automation at four of our largest sites.

Depreciation

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Depreciation	$1,340	$988	$352	36%

Depreciation costs of $1.3 million for the first quarter of 2010 increased by $352,000 compared to $1.0 million for the first quarter of 2009 due to capital investments in the United States and Canada and additional depreciation in the first quarter of 2010 as a result of the application of the purchase method of accounting in connection with the business combination on May 28, 2009.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Selling, General, and Administrative Expenses	$2,668	$3,503	$(835)	-24%

For the first quarter of 2010, selling, general and administrative expenses for the liquid feed supplements business decreased by $835,000, or 24%, to $2.7 million compared to $3.5 million for the first quarter of 2009. This decrease reflects modest cost reduction measures and lower payroll related costs primarily resulting from the transferring of certain United States liquid feed supplements employees to the Corporate segment during the first quarter of 2010.

Operating Income

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Operating Income	$3,741	$2,922	$819	28%

The operating income of our liquid feed supplements business increased by $819,000 to $3.7 million for the first quarter of 2010 from $2.9 million for the first quarter of 2009, due to the implementation of new marketing initiatives with greater focus on value-added products in place of commodity-based products. Programs to improve operational efficiencies, continued implementation of automation at four of our largest sites, and reduced selling, general, and administrative expenses also helped improve operating income.

CORPORATE

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Selling, General, and Administrative Expenses	$3,995	$1,538	$2,457	160%

Corporate selling, general and administrative expenses for the first quarter of 2010 increased by $2.5 million, or 160%, to $4.0 million, compared to $1.5 million for the first quarter of 2009, as a result of increased payroll related costs, including the transferring of the health, safety, environmental, and quality department and certain United States operating segment employees to the Corporate segment, as well as professional fees incurred during the first quarter of 2010 specifically relating to our SEC filings that exceeded the $600,000 pro forma adjustment for the first quarter of 2009 by $500,000.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Interest Expense, net	$(1,266)	$(901)	$(365)	41%

Interest expense was $1.3 million for first quarter of 2010, an increase of $365,000, or 41%, from $901,000 for the first quarter of 2009. The $901,000 amount is an imputed interest expense, as explained above in the discussion of pro forma adjustments. The increase in interest expense was driven by higher interest rates compared to previously made pro forma adjustments, along with additional facility fees and debt amortization costs associated with the new syndicated credit facility beginning in November 2009. Interest expense was also higher in the first quarter of 2010 as a result of lower capitalized interest costs during the quarter compared to the first quarter of 2009 when more capital projects were open.

Income Tax Provision

	Three Months Ended March 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Income Tax Provision	$(1,864)	$(1,906)	$42	-2%
Effective Tax Rates	30%	37%	-7%	-19%

Our consolidated income tax provision of $1.9 million for the first quarter of 2010 decreased slightly by $42,000 from $1.9 million for the first quarter of 2009. The change in effective tax rate was primarily due to the tax benefit of increased corporate related costs applied at our highest tax rate.

Liquidity and Capital Resources

Cash and Working Capital

During the first quarter of 2010, our cash and cash equivalents decreased by $4.0 million to a total of $5.7 million at March 31, 2010. This decrease was the result of cash used in operating activities of $2.8 million, cash used in investing activities of $3.9 million, cash provided by financing activities of $3.1 million, and an exchange rate effect of negative $0.4 million.

Our working capital (by which we mean total current assets less total current liabilities) increased from $24.2 million at December 31, 2009, to $33.2 million at March 31, 2010.

Total net trade receivables, including amounts from related parties, decreased 21% to $34.3 million at March 31, 2010 from $43.7 million at December 31, 2009, due primarily to the seasonality of the liquid feed supplement business, which is predominately driven by cattle feeding and typically stronger in the fall and winter months (Feed Season) because cattle are fed grasses during the spring and summer months.

Our prepaid expenses decreased 42% to $1.5 million as of March 31, 2010 compared to $2.6 million as of December 31, 2009. This decrease reflects the realization of prepaid insurance and rents during the quarter.

Total trade accounts payables, including amounts due to related parties, decreased 50% to $15.2 million at March 31, 2010 from $30.5 million at December 31, 2009, due primarily to payments made during the first quarter of 2010 owed to the ED&F Man group, mainly for molasses purchases, as well as the seasonality of the liquid feed supplement business. Goods received and not yet invoiced also decreased 51% to $4.1 million as of March 31, 2010 compared to $8.3 million as of December 31, 2009 as a result of this seasonality.

Total payroll related accruals decreased 56% to $4.0 million as of March 31, 2010 compared to $9.0 million as of December 31, 2009. This decrease reflects the payments made during the first quarter of 2010 relating to employee bonuses.

Sources

Our capital requirements have generally been financed primarily with cash flows from operations and with borrowings under our credit facilities from time to time. At March 31, 2010, we had $80.2 million of borrowing capacity available under our $175 million bank revolving credit facility.

Our internal sources of liquidity generally include our cash balances, our cash equivalents (which are readily convertible to cash), and our current cash flows from operations (despite the negative cash flows from operations during the first quarter 2010 as a result of significant bonus and related party payments that are not indicative of normal quarters). Our external sources of liquidity include our bank revolving credit facility. Our available sources of liquidity include the balance still available to be drawn down under the credit facility. Moreover, the credit facility can be increased by another $25 million pursuant to its “accordion” feature.

Uses

We used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll; to fund capital expenditures for maintenance, expansions, and acquisitions; and to pay debt service and taxes.

Trends

We consider it to be too soon after the business combination on May 28, 2009 to definitively identify any known material trends in our liquidity and capital resources. We do note, however, that the cash flows from operations of the bulk liquid storage and liquid feed supplements businesses, both while owned by the ED&F Man group and after we acquired them on May 28, 2009, have been positive for each 12 month fiscal year for the last 3 years. Despite the negative cash flows from operations during the first quarter of 2010 as a result of significant bonus and related party payments that are not indicative of normal quarters, we expect cash flows from operations to be positive again throughout the remainder of 2010 and for the year as a whole. We also note that the capital expenditures of our two businesses for expansion and acquisitions have generally been increasing and are likely to continue.

Cash Flows

Operating Activities

Our net cash used in operating activities during the first quarter of 2010 was $2.8 million. During the first quarter of 2010, we made significant payments to the ED&F Man group for related party payables outstanding, mainly for molasses purchases, and also made payments relating to employee bonuses. This increased use of cash in operating activities was partially offset by net income of $4.2 million, coupled with depreciation and amortization of $5.6 million, and a decrease in accounts receivable of $9.4 million.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, volume fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials such as molasses, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Net cash used in investing activities was $3.9 million during the first quarter of 2010, resulting from capital expenditures, primarily in our bulk liquid storage segment.

The cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

In the first quarter of 2010, our financing activities provided net cash of $3.1 million. This primarily resulted from proceeds from our credit facility of $21.8 million, partially offset by payments on our credit facility of $18.6 million.

Future Cash Flows

This section consists almost entirely of forward-looking statements. Important factors that could cause our actual results to differ materially from the statements in this section include changes in the expected profitability of one or both of our businesses, changes in the amount or timing of our expected investments, or changes in the amount or timing of our expected draws under our credit facility.

Sources

We expect our principal sources of liquidity in 2010 to be our cash from operations and our credit facility, as to which the available borrowing capacity on March 31, 2010 was $80.2 million. Unlike the first quarter of 2010, we expect our cash flow from operating activities to be positive for the remainder of the year. We are not predicting any material changes in the relative cost of our capital resources for the remaining part of 2010 from how they stand currently.

Our operating activities for 2010 as a whole are expected to generate positive cash flows significantly greater than in 2009, despite the negative cash flows in the first quarter of 2010 resulting from significant bonus and related party payments that are not indicative of normal quarters. In 2010 we expect to operate for a full 12 months rather than just 7 months as in 2009. As cash flow from operations is a key source of liquidity for us, a decrease in demand for our products or services would reduce the availability of funds, especially any decrease in demand for bulk liquid storage services by the ED&F Man group, our largest customer.

Our credit facility includes covenants that materially limit our ability to undertake other debt financing. We believe that the recent rise of the stock market in the latter half of 2009 may make it easier for us to use our equity as consideration in acquisitions and may raise the possibility of our issuing additional shares of our Class A common stock to raise additional capital.

Uses

We expect that our operating expenses, maintenance capital expenditures, interest payments, and tax payments will generally be funded by cash from operating activities during the remainder of 2010 and for the year as a whole.

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

Adequacy

Short-term

We believe that our current cash and cash equivalents, credit facility, and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, to make our planned capital expenditures, and to meet our commitments through at least the next 12 months. We do not believe that we are reasonably likely to be in breach of any covenants relating to our outstanding debt during 2010.

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

Long-term

Beyond 2010, we believe that we will likely have the ability to generate sufficient liquidity and capital resources to meet our future cash requirements, including our debt obligations, for the reasonably foreseeable future. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

* our businesses should continue to generate significant operating cash flow on an annual basis;

* the ongoing maintenance capital expenditures associated with our businesses should be readily funded from their annual operating cash flow or available financing; and

* we may be able to refinance or extend maturing debt on terms that can be supported by the performance of our businesses.

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

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 3 of Notes to Consolidated Financial Statements included in our 2009 Form 10-K and Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in our 2009 Form 10-K regarding these other risk factors, including the factors described in the “Factors that Affect Financial Performance” section of Item 7 and the “Risk Factors” section, Item 1A.

The recent oil spill related to British Petroleum (BP) in the Gulf of Mexico has not had an impact on our business, and we do not believe it is likely to have a material effect on our business in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2009 Form 10-K. There were no material changes to our market risk exposure during the first quarter of 2010.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2010, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks set forth in the “Risk Factors” section, Item 1A, of our 2009 Form 10-K, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These risks and other factors may affect our forward-looking statements, including those contained in this report. Please also see the section entitled “Forward-Looking Statements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this current report on Form 10-Q.

There have been no material changes with respect to the risk factors set forth in our 2009 Form 10-K. However, we do note that our total indebtedness under the bank syndicate credit facility increased from $91.6 million at December 31, 2009 to $94.8 million at March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We sold 11,100 shares of our Class A common stock held in treasury to I-Bankers Securities, Inc. pursuant to a purchase agreement dated February 4, 2010 and a consulting agreement dated October 2, 2009, under which I-Bankers Securities, Inc. agreed to provide, and did provide, certain consulting services to us in exchange for a fee to be paid partially in cash and partially in shares of our common stock. The sale was made pursuant to the private offering exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We did not engage in general solicitation or advertising or offer securities to the public in connection with the sale.

Repurchases of Equity Securities

The table below provides information on purchases made by the Company or any affiliated purchaser thereof during the indicated months of shares of the Company’s equity securities that were registered pursuant to section 12 of the Exchange Act.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
1-1-10 to 1-31-10	0	0	0	0
2-1-10 to 2-28-10	0	0	0	0
3-1-10 to 3-31-10	0	0	0	0

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We did not suffer any defaults with respect to indebtedness.

With respect to dividend arrearages, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2106, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. To date, such dividends have not been paid and have accrued. The total arrearage of such cash dividends on our Series A Convertible Preferred Stock on the date of filing this report, May 10, 2010, is $4,049,332.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

Director Nomination Procedures

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors since we last disclosed those procedures.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the Signature page, which index is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWAY GROUP, INC.

/s/ Peter J.M. Harding
Name: Peter J.M. Harding
Title: Chief Executive Officer

/s/ Thomas A. Masilla, Jr.
Name: Thomas A. Masilla, Jr.
Title: Chief Financial Officer

Dated: May 10, 2010

EXHIBIT INDEX

The agreements and other documents that have been filed as exhibits to this Form 10-Q have been filed to provide investors with information regarding their terms, but not to provide any other factual information about the Company. The representations and warranties and other provisions of the agreements allocate risks and establish rights and obligations among the parties thereto, and should not be relied on by investors as statements of fact. Moreover, information concerning the subject matter of the representations, warranties, and other provisions may change after the date of the agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

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