Form 10-Q
period 2010-06-30
Westway Group, Inc.
filed 2010-08-09
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 9, 2010, 13,957,933 shares of our Class A common stock, par value $0.0001 per share, and 12,624,003 shares of our Class B common stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

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

•	the “business combination” means the set of transactions consummated on May 28, 2009, by which the Company acquired the acquired business;

•	“ED&F Man” means ED&F Man Holdings Limited, on an unconsolidated basis;

•	“ED&F Man group” means ED&F Man and its direct and indirect subsidiaries; and

•	“Agman” means Agman Louisiana, Inc, a subsidiary of ED&F Man and member of the ED&F Man group which was named Westway Holdings Corporation before June 17, 2010;

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

•	“Series A Convertible Preferred Stock” means our Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share (this class is not listed on NASDAQ).

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,909	$9,710
Trade accounts receivable from third parties, net	26,495	38,665
Trade accounts receivable from related parties	5,930	5,054
Inventories	18,938	20,407
Other current assets	11,325	9,681

Total current assets	79,597	83,517
Investment in unconsolidated subsidiary	3,867	4,368
Property, plant and equipment, net of $23,801 and $11,054 respectively accumulated depreciation	309,545	324,587
Goodwill	89,770	89,970
Other intangibles, net	8,417	5,954
Other non-current assets	2,332	3,055

Total assets	$493,528	$511,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$6,524	$6,658
Trade accounts payable to related parties	17,477	23,844
Accrued expenses and other current liabilities	23,886	28,847

Total current liabilities	47,887	59,349
Borrowings under credit facilities	93,534	91,633
Deferred income taxes	63,963	65,108
Other long-term liabilities	708	—

Total liabilities	206,092	216,090

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none issued at June 30, 2010 and December 31, 2009	—	—
Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 30,886,830 issued and outstanding at June 30, 2010 and December 31, 2009 (liquidation preference $5.50 per share plus accrued dividends)	177,291	177,291
Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,581,936 issued and outstanding at June 30, 2010 represented by 13,957,933 convertible Class A and 12,624,003 convertible Class B shares. (December 31, 2009: $.0001 par value; 235,000,000 shares authorized; 26,561,766 shares issued and outstanding represented by 13,940,833 convertible Class A and 12,624,003 convertible Class B shares)	3	3
Additional paid-in capital	135,216	133,456
Accumulated other comprehensive income (loss)	(8,050)	2,397
Retained earnings (accumulated deficit)	(3,741)	(4,284)
Treasury stock at cost – 2,335,569 shares (December 31, 2009: 2,352,569 shares)	(14,013)	(14,115)

Total Westway Group, Inc. stockholders’ equity	286,706	294,748
Non-controlling interest	730	613

Total stockholders’ equity	287,436	295,361

Total liabilities and stockholders’ equity	$493,528	$511,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009 (1)	2010	2009 (1)
Net revenue
Bulk liquid storage	$19,172	$5,129	$38,442	$5,129
Liquid feed supplements	54,009	21,194	124,210	21,194
Related parties	2,462	956	6,433	956

Total net revenue	75,643	27,279	169,085	27,279
Costs of sales – liquid feed supplements
Third parties	28,907	11,051	66,422	11,051
Related parties	15,801	6,697	35,293	6,697

Total costs of sales – liquid feed supplements	44,708	17,748	101,715	17,748
Other operating costs and expenses	14,101	4,233	28,849	4,554
Depreciation	7,676	1,258	13,278	1,258
Selling, general and administrative expenses	8,243	2,764	16,870	2,764
Business combination expenses	—	13,697	—	13,697
Founder warrant expense	1,381	—	1,381	—

Total operating expenses	76,109	39,700	162,093	40,021

Operating income (loss)	(466)	(12,421)	6,992	(12,742)

Other income (expense)
Interest income	10	66	24	143
Interest expense	(1,262)	(308)	(2,555)	(308)

Total other income (expense)	(1,252)	(242)	(2,531)	(165)
Income (loss) before income tax benefit (provision) and equity in earnings (loss) of unconsolidated subsidiary	(1,718)	(12,663)	4,461	(12,907)
Income tax benefit (provision)	495	3,166	(1,369)	3,293
Equity in earnings (loss) of unconsolidated subsidiary, net	(52)	6	(210)	6

Net income (loss)	(1,275)	(9,491)	2,882	(9,608)

Net income attributable to non-controlling interest	15	19	12	19

Net income (loss) attributable to Westway Group, Inc.	(1,260)	(9,472)	2,894	(9,589)
Preferred dividends accrued	(1,063)	(390)	(2,125)	(390)

Net income (loss) applicable to common stockholders	$(2,323)	$(9,862)	$769	$(9,979)

Weighted average number of common shares equivalent outstanding:
Basic	26,578,484	19,610,705	57,461,693	19,580,353
Diluted	26,578,484	19,610,705	58,114,465	19,580,353
Net income (loss) per share of common stock:
Basic	$(0.09)	$(0.50)	$0.01	$(0.51)
Diluted	$(0.09)	$(0.50)	$0.01	$(0.51)
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	—	—	$0.01	—
Basic and diluted earnings per share attributable to common shares	—	—	$0.01	—
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted	—	—	30,886,830	—
Common share weighted average shares outstanding, basic	—	—	26,574,863	—
Common share weighted average shares outstanding, diluted	—	—	58,114,465	—

(1)–	Three and six months ended June 30, 2009 includes only 33 days of acquired business operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Predecessor Combined Carve-Out Statements of Operations
	28 Days ended May 28,	Three Months ended April 30,	Six Months ended April 30,
	2009 (1)	2009	2009
Net Revenue
Liquid Supplements	$18,788	$66,471	$153,469
Bulk Liquid Storage	4,616	15,871	31,125
Related Parties—ED&F Man	703	1,934	4,946

Total Revenue	24,107	84,276	189,540
Cost of Sales	20,569	70,163	157,774

Gross Profit	3,538	14,113	31,766

Selling, General and Administrative Expenses	1,845	6,360	13,952

Income from Operations	1,693	7,753	17,814
(Expense)/Income from Investments	(37)	(182)	(211)
(Loss)/Gain on Disposals of Property, Plant & Equipment	—	(1)	(5)

Total Non-Operating
(Expense)/Income	(37)	(183)	(216)

Income before Taxes	1,656	7,570	17,598
Income Tax Expense	(635)	(2,640)	(5,204)
Minority Interest	19	(17)	(43)

Net Income	$1,040	$4,913	$12,351

(1)–	Operations as predecessor ceased on May 28, 2009.

The accompanying notes are an integral part of these unaudited consolidated financial statements

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousand, except per share data)

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity

	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2008	—	$—	28,750	$3	—	$—	$78,941	$1,568	$—	—	$—	$80,512	$—	$80,512
Cancellation of shares following exercise of conversion rights			(9,190)	(1)			(338)					(339)		(339)
Repurchase of shares at $6.00 per share			(2,514)							2,514	(15,086)	(15,086)		(15,086)
Cancellation of shares previously held by sponsor			(3,267)									—		—
Issuance of shares at $5.00 per share					12,624	1	63,119					63,120		63,120
Convertible preferred shares issued at $5.74 per share	18,705	107,367										107,367		107,367
Deferred convertible preferred shares issued at $5.74 per share	12,182	69,924										69,924		69,924
Cash dividends declared and paid, $1.00 per class A common share							(11,382)					(11,382)		(11,382)
Convertible preferred dividend accrued								(390)				(390)		(390)
Reversal of accretion of trust account relating to common stock subject to possible redemption, net of tax								323				323		323
Reversal of previously accrued underwriters’ discount and offering costs related to public offering							3,312					3,312		3,312
Non-controlling interest													1,062	1,062
Net (loss) income								(9,589)				(9,589)		(9,589)

Balance, June 30, 2009	30,887	$177,291	13,779	$2	12,624	$1	$133,652	$(8,088)	$—	2,514	$(15,086)	$287,772	$1,062	$288,834

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity

	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2009	30,887	$177,291	13,941	$2	12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361
Issuance of class A common shares ranging from $3.62 to $4.50 per share from treasury			17					(31)		(17)	102	71		71
Reclassification of Additional Paid in Capital to Retained Earnings relating to Treasury stock							195	(195)				—		—
Restricted stock activity							184					184		184
Founder warrant extension							1,381					1,381		1,381
Convertible preferred dividend accrued								(2,125)				(2,125)		(2,125)
Non-controlling interest adjustment													129	129
Comprehensive income
Net income								2,894				2,894	(12)	2,882
Other comprehensive income:
Foreign currency translation									(10,447)			(10,447)		(10,447)

Other comprehensive income									(10,447)			(10,447)		(10,447)

Total comprehensive income												(7,553)	(12)	(7,565)

Balance, June 30, 2010	30,887	$177,291	13,958	$2	12,624	$1	$135,216	$(3,741)	$(8,050)	2,335	$(14,013)	$286,706	$730	$287,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009 (1)
Cash flows from operating activities:
Net income (loss)	$2,882	$(9,608)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	1,053	(4,468)
Provision for doubtful accounts receivable	11	—
Depreciation	13,278	1,258
Amortization of deferred financing costs	540	—
Equity in earnings (loss) of unconsolidated investments	300	(6)
Founder warrant expense	1,381	—
Stock compensation	184	—
Changes in operating assets and liabilities:
Accounts receivable	11,283	685
Inventory	1,469	(2,986)
Prepaid expenses	(638)	(2,780)
Accounts payable	(6,982)	13,410
Accrued expenses and other current liabilities	(6,271)	(510)
Income tax payable	(1,079)	(1,693)

Net cash provided by (used in) operating activities	17,411	(6,698)

Cash flows from investing activities
Decrease in investments held in trust account	—	138,446
Capital expenditures for property, plant and equipment, net of sales proceeds	(10,511)	(2,474)
Payment to ED&F Man for acquired business	—	(99,621)
Acquisitions – Investments	—	(122)

Net cash provided by (used in) investing activities	(10,511)	36,229

Cash flows from financing activities:
Proceeds from credit facility	23,506	57,012
Payments on credit facility	(21,605)	—
Purchase of treasury stock	—	(15,086)
Cash dividends declared and paid	—	(11,382)
Redemption of redeemable common stock following exercise of conversion rights	—	(55,084)
Payment of deferred financing costs	(162)	—

Net cash provided by (used in) financing activities	1,739	(24,540)

Effects of exchange rate changes on cash and cash equivalents	(1,440)	—

Net increase (decrease) in cash and cash equivalents	7,199	4,991
Cash and cash equivalents, beginning of period	9,710	190

Cash and cash equivalents, end of period	$16,909	$5,181

Non-cash financing and investing activities:
Preferred dividends accrued	$2,125	$390
Reduction in deferred underwriter liability	$—	$3,312
Preferred stock issued to ED&F Man for acquired business	$—	$177,291

(1)	Six months ended June 30, 2009 includes only 33 days of acquired business operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Predecessor Combined Carve-Out Statements of Cash Flows
Six months and 28 days ended May 28, 2009 (1)
Cash Flows From Operating Activities
Net income	$13,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,501
Loss (gain) on disposals of property, plant and equipment	12
Expense (income) from investments	135
Increase (decrease) in deferred tax assets/liabilities	1,345
Increase (decrease) in minority interest	5
Share based compensation expense	538
Changes in operating Assets and Liabilities:
(Increase) decrease in accounts receivable	2,467
(Increase) decrease in inventory	1,356
(Increase) decrease in prepaid and other	1,367
Increase in income taxes recoverable	(2,892)
(Decrease) increase in accounts payable	(7,613)
(Decrease) increase in accrued expenses	(3,889)
Increase in tax payable	528
Increase in other liabilities	553

Net cash provided by operating activities	15,804

Cash flows from investing activities
Capital expenditures in property, plant and equipment	(31,944)
Investments in joint ventures	(397)
Proceeds from disposals of property, plant and equipment	48

Net cash used in investing activities	(32,293)

Cash flows from financing activities
Change in ED&F Man Net Invested Capital	16,489
Distribution to/(from) ED&F Man	—

Net cash used in financing activities	16,489
Net change in cash and cash equivalents
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	—

$—

(1)–	Operations as predecessor ceased on May 28, 2009.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading provider of bulk liquid storage and related value-added services, and a leading manufacturer and distributor of liquid animal feed supplements. The Company operates an extensive global network of 62 operating facilities providing approximately 354 million gallons of total bulk liquid storage capacity and producing approximately 1.5 million tons of liquid feed supplements annually. The bulk liquid storage business is a global business with 25 terminal locations at key port and terminal sites throughout North America and in Western Europe and Asia, offering storage to manufacturers and consumers of agricultural and industrial liquids. The liquid feed supplements business produces liquid animal feed supplements through blending molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock, and are sold directly to end users, primarily supplying the beef and dairy livestock industries.

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

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of our financial position and operating results for the interim periods reported, including the elimination of all significant intercompany accounts and transactions in consolidation. With the exception of certain adjustments associated with the acquisition of the acquired business, all such adjustments are, in the opinion of management, of a normal recurring nature. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. The Company adheres to the same accounting policies in preparing interim financial statements as it does for the preparation of annual statements. Certain reclassifications have been made to previously issued financial statements to conform to the current period presentation. These reclassifications had no impact on net income or net cash flows.

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

The acquisition was accounted for under the purchase method as required by U.S. GAAP with the Company as the accounting acquirer. At the closing of the business combination, the following consideration of $345.2 million was paid by the Company:

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

Contingent consideration—As contingent consideration, 12.2 million shares of Series A Convertible Preferred Stock at a fair value per share of $5.74, totaling $69.9 million were placed into escrow and will be released to a subsidiary of ED&F Man upon the achievement of certain earnings or share price targets. The fair value has been calculated using a market approach for the fair value of the preferred stock and an income approach to determine the fair value of the future dividends.

Working capital and other adjustments—The consideration payable to ED&F Man was subject to post-closing adjustments relating to targeted amounts for net indebtedness and net working capital. The net effect of these adjustments was an increase of $1.8 million in the purchase price. Working capital also included approximately $10 million of accounts receivable related to the sale of the Canadian fish oil and molasses trading businesses that were transferred to the ED&F Man group prior to May 28, 2009.

In accordance with the purchase method of accounting, the purchase price paid was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of May 28, 2009. In valuing acquired assets and assumed liabilities, fair values were based on but were not limited to Level 3 inputs determined by management based on various market, cost, and income analyses and recent asset appraisals. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill.

The Company finalized the purchase price allocation in the second quarter of 2010. A summary of the final purchase price allocation as of May 28, 2009, is as follows:

(in thousands)
Cash	$103,000
Company common stock	63,120
Company preferred stock	107,367
Contingent consideration	69,924
Working capital and other adjustments	1,756

Total allocable purchase price	$345,167

Accounts receivable	38,243
Inventories	20,197
Prepaid expenses and other current assets	1,662
Goodwill	89,000
Tradename	7,836
Property, plant & equipment	286,469
Other non current assets	8,657
Current liabilities	(41,278)
Long term liabilities	(65,619)

Total final purchase price allocation	$345,167

Goodwill arising from the business combination was $89.0 million. The initial allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions were subject to change within the purchase price allocation period (generally one year from the acquisition date) as prescribed by U.S. GAAP. The preliminary purchase price allocation was adjusted in the second quarter of 2010 as a result of final analysis of the assets acquired, principally property, plant, and equipment, as well as liabilities assumed, principally asset retirement obligations and deferred taxes. This analysis resulted in an increase to the preliminary allocation to goodwill of $1.3 million during the second quarter of 2010. The following significant adjustments during the second quarter of 2010 were the result of additional analysis of these areas as of the time of the acquisition:

Property, Plant, and Equipment

The Company decreased the preliminary recorded fair values of property, plant, and equipment by $4.0 million due to the finalization of certain tangible asset valuations. The three and six month results as of June 30, 2010, include an adjustment of $1.2 million to depreciation expense reflecting the final allocation of the purchase price and the final determination of acquired asset lives which adjustment was not significant.

Tradenames

The Company increased the preliminary fair value estimate for its liquid feed supplement business tradename by $1.9 million to a total fair value of $7.8 million based on the finalization of certain valuations.

Asset Retirement Obligations

The Company has identified asset retirement obligations with respect to certain leased properties that existed as of the acquisition date totaling $645,000. This adjustment increased the fair value of the related acquired tangible assets.

Deferred Income Taxes

The Company has decreased the preliminary recorded deferred income tax amount by $1.6 million as a result of the requirement to recognize a deferred tax liability for the difference between the assigned values and the tax basis of the assets acquired and liabilities assumed.

Working Capital Adjustment

The Company finalized all post closing adjustments relating to net working capital payable to ED&F Man. This resulted in an additional $600,000 balance due to ED&F Man for consideration paid.

The following are pro forma (unaudited) consolidated statements of operations for the Company for the three and six months ended June 30, 2009 as if the acquisition of the acquired business had occurred on January 1, 2009 compared to the actual results of the Company for the three and six months ended June 30, 2010 (in thousands, except for share data):

	Three months ended, June 30,		Six months ended, June 30,
	2010 (Actual)	2009 (Pro Forma)	2010 (Actual)	2009 (Pro Forma)
Net revenue
Bulk liquid storage	$19,172	$14,142	$38,442	$28,473
Liquid feed supplements	54,009	61,041	124,210	142,258
Related parties	2,462	2,715	6,433	6,369

Total net revenue	75,643	77,898	169,085	177,100
Costs of sales – liquid feed supplements
Third parties	28,907	34,021	66,422	80,889
Related parties	15,801	17,388	35,293	37,357

Total costs of sales – liquid feed supplements	44,708	51,409	101,715	118,246
Other operating costs and expenses	14,101	12,316	28,849	27,066
Depreciation (3)	7,676	4,861	13,278	9,612
Selling, general and administrative expenses	8,243	6,401	16,870	14,250
Founder warrant expense	1,381	—	1,381	—

Total operating expenses	76,109	74,987	162,093	169,174

Operating income	(466)	2,911	6,992	7,926

Other expenses
Interest, net	(1,252)	(1,173)	(2,531)	(2,073)
Total other expenses	(1,252)	(1,173)	(2,531)	(2,073)
Income before income tax provision and equity in loss of unconsolidated subsidiary	(1,718)	1,738	4,461	5,853
Income tax benefit/(provision)	495	(500)	(1,369)	(2,081)
Equity in loss of unconsolidated subsidiary, net	(52)	(116)	(210)	(246)

Net income (loss)	(1,275)	1,122	2,882	3,526

Net income attributable to non-controlling interest	15	44	12	26

Net income (loss) attributable to Westway Group, Inc.	$(1,260)	$1,166	$2,894	$3,552

Preferred dividends accrued	(1,063)	(1,063)	(2,125)	(2,125)

Net income (loss) applicable to common stockholders	$(2,323)	$103	$769	$1,427

Weighted average number of common shares equivalent outstanding:
Basic (1)	26,578,484	57,289,866	57,461,693	57,289,866
Diluted (2)	26,578,484	57,289,866	58,114,465	57,289,866
Earnings per share of common stock:
Basic	$(0.09)	$0.00	$0.01	$0.02
Diluted	$(0.09)	$0.00	$0.01	$0.02
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	—	$0.00	$0.01	$0.02
Basic and diluted earnings per share attributable to common shares	—	$0.00	$0.01	$0.02
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted (1)	—	30,886,830	30,886,830	30,886,830
Common share weighted average shares outstanding, basic	—	26,403,036	26,574,863	26,403,036
Common share weighted average shares outstanding, diluted	—	26,403,036	58,114,465	26,403,036

(1)	As the Series A Convertible Preferred Stock is considered a participating security, we have included these shares within the basic computation of earnings per share (except in net loss periods since the shares have an antidilutive impact) under the two-class method.
(2)	As the warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been included for actual or pro forma results of operations since the average market price of our Class A common stock is below this range.
(3)	During the three months ended June 30, 2010, the Company finalized the purchase price allocation in accordance with U.S. GAAP of the bulk liquid storage and liquid feed supplements businesses acquired on May 28, 2009 from the ED&F Man group. The three and six month results as of June 30, 2010, include an adjustment of $1.2 million to depreciation expense reflecting the final allocation of the purchase price and the final determination of acquired asset lives which adjustment was not significant. For comparative purposes, the pro forma financial information for the three and six months ended June 30, 2009 has been adjusted to reflect additional depreciation expense of $1.1 million and $2.2 million, respectively.

The Company derived the (unaudited) pro forma results of operations from the unaudited consolidated financial statements of the acquired business from January 1, 2009 to May 28, 2009 and from the unaudited consolidated statements of the Company from May 29, 2009 to June 30, 2009, and then made certain adjustments. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on January 1, 2009, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include an imputed interest expense of $1.2 million and $2.1 million for the three and six months ended June 30, 2009, respectively, based on historical borrowings and average interest rates of the acquired business, since before the business combination the ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments for the three and six months ended June 30, 2009 include assumed corporate public company costs of $600,000 and $1.2 million respectively within general and administrative expenses associated with operating as a public company, comparable in amount to the actual corporate public company costs incurred during 2009 after the business combination. The pro forma results include an adjustment that assumes three and six months of dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share per quarter for the three and six months ended June 30, 2009. The pro forma numbers include an adjustment to increase depreciation expense for the three and six months ended June 30, 2009 pro forma information in the amount of $1.1 million and $2.2 million, respectively. This adjustment was made as a result of the Company finalizing the purchase price allocation of the acquired bulk liquid storage and liquid feed supplements businesses during the 2nd quarter of 2010 and represents the updated useful life depreciation expense attributable to the three and six month periods on assets existing at the acquisition date. The pro forma results of operations do not include $155,000 and $476,000 of formation and operating costs associated with Shermen or interest income from the trust account held by Shermen of $61,000 and $138,000 for the three and six months ended June 30, 2009 respectively. The pro forma results of operations also do not include business combination expenses of $13.7 million that were incurred in the second quarter of 2009.

Southside River-Rail Inc.

On October 15, 2009, the Company, through its wholly-owned subsidiary Westway Terminal Cincinnati LLC, completed the acquisition of the storage assets and property of Southside River-Rail Terminal, Inc. located in Cincinnati, Ohio. The purchase price for this acquisition was approximately $19.9 million which was paid in cash.

The acquisition was accounted for using the purchase method of accounting for business combinations and the Company was identified as the accounting acquirer. The Company finalized the purchase price allocations for this acquisition in the first quarter of 2010.

5. EARNINGS (LOSS) PER SHARE

The Company calculated earnings (loss) per share in accordance with U.S. GAAP. The Series A Convertible Preferred Stock is a participating security because it participates in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares, if converted, to the total number of shares. The Company has included these shares within the computation of earnings per share under the two-class method for the six months ended June 30, 2010 but not for the three months ended June 30, 2010 and the three and six months ended June 30, 2009 because the effect of converting all outstanding convertible preferred shares into common shares would have an antidilutive impact as a result of the Company’s net loss during these three periods. The Company has included the effect of the preferred dividends in the numerator for the three and six months ended June 30, 2010 and 2009 as it is deemed a contractual obligation. In calculating its basic weighted average number of shares for the three and six months ended June 30, 2010, the Company added an additional 45,740 shares to its weighted average shares outstanding to account for the vesting of employee restricted stock. In calculating its diluted weighted average number of shares for the three and six months ended June 30, 2010, the Company added an additional 650,383 shares to its weighted average shares outstanding for the six months ended June 30, 2010 to account for the deemed conversion of the accrued, but unpaid, preferred dividends on the 30,886,830 shares of outstanding Series A Convertible Preferred Stock. The Company also added 2,389 shares to its diluted weighted average share number for the six months ended June 30, 2010 relating to restricted stock granted to certain employees. There were no dilutive shares for the three months ended June 30, 2010 and the three and six months ended June 30, 2009 because the Company had a net loss for these periods. As the Company’s warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been added to the diluted weighted average number of shares for the three and six months ended June 30, 2010 and 2009 since the average price of our common stock was below this range.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net income (loss) attributable to Westway Group, Inc.	$(1,260)	$(9,472)	$2,894	$(9,589)
Preferred dividends	$(1,063)	$(390)	$(2,125)	$(390)
Net Income (Loss) Applicable to Common Stockholders - Basic	$(2,323)	(9,862)	$769	$(9,979)
Plus income impact of assumed conversion of:
Series A Convertible Preferred Stock	$1,063	390	$2,125	$390
Net Income (Loss) Applicable to Common Stockholders - Diluted	$(1,260)	$(9,472)	$2,894	$(9,589)

Denominator
Weighted average number of common shares outstanding not subject to possible redemption	26,578,484	19,610,705	26,574,863	19,580,353
Weighted average number of participating Series A Convertible Preferred shares		—	30,886,830	—
Weighted average number of shares not subject to possible redemption for purposes of calculating basic earnings per share	26,578,484	19,610,705	57,461,693	19,580,353
Add common stock issuable upon conversion of:
Series A Convertible Preferred Stock accrued dividends	—	—	650,383	—
Unvested Restricted Stock	—	—	2,389	—
Weighted average number of shares not subject to possible redemption for purposes of calculating diluted earnings per share	26,578,484	19,610,705	58,114,465	19,580,353

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders—Basic	$(0.09)	$(0.50)	$0.01	$(0.51)
Net Income Available to Common Stockholders—Diluted	$(0.09)	$(0.50)	$0.01	$(0.51)
Basic and diluted earnings per share attributable to Series A convertible preferred stock	—	—	$0.01	—
Basic and diluted earnings per share attributable to common shares	—	—	$0.01	—
Series A convertible preferred stock weighted average shares outstanding, basic and diluted	—	—	30,886,830	—
Common share weighted average shares outstanding, basic	—	—	26,574,863	—
Common share weighted average shares outstanding, diluted	—	—	58,114,465	—

(1)	Three and six months ended June 30, 2009 includes only 33 days of acquired business operations

The number of additional shares that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share due to the average price of our common stock during the second quarter of 2010 is summarized as follows:

Three months ending June 30, 2010
Public offering warrants	45,999,900
Founder warrants (1)	5,214,286
Underwriter options to purchase units, with one share of common stock per unit (1)	700,000
Underwriter options to purchase units, with two warrants per unit (1)	1,400,000

53,314,186

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

Components of the provision for income taxes consist of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Current benefit (provision)
Federal	$1,285	$788	$670	$788
State and local	147	110	77	89
Foreign	(510)	(68)	(1,063)	(68)

Total current	$922	$830	$(316)	$809
Deferred benefit (provision)
Federal	(732)	2,302	(1,306)	2,332
State and local	(84)	34	(148)	152
Foreign	389	—	401	—

Total deferred	(427)	2,336	(1,053)	2,484

Income tax benefit (provision)	$495	$3,166	$(1,369)	$3,293

Effective tax rate	29%	25%	(31)%	26%

The effective income tax rates differ from the federal statutory rate of 35% principally due to the differences in international, state and local income taxes.

7. BUSINESS SEGMENTS

The Company operates its business in two reportable operating segments: bulk liquid storage and liquid feed supplements. These businesses represent distinct operations that are managed separately because of differing products and services. Each of these businesses has distinct operating, marketing and sales strategies, and our chief operating decision maker reviews the performance of these businesses based on these segments. The Company also has one non-operating segment—Corporate. Prior to the business combination, the Company had no operating segments.

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

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended June 30, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$21,386	$54,257	—	$75,643
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$5,027	$385	$(7,130)	$(1,718)
Total assets	$340,218	$117,025	$36,285	$493,528

Three Months Ended June 30, 2009 (1)

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$6,086	$21,193	—	$27,279
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$1,743	$417	$(14,823)	$(12,663)
Total assets	$272,003	$105,039	$85,410	$462,452

(1)	Includes only 33 days of acquired business operations.

Six Months Ended June 30, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$44,287	$124,798	—	$169,085
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$12,836	$4,124	$(12,499)	$4,461
Total assets	$340,218	$117,025	$36,285	$493,528

Six Months Ended June 30, 2009 (1)

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$6,086	$21,193	—	$27,279
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$1,743	$417	$(15,067)	$(12,907)
Total assets	$272,003	$105,039	$85,410	$462,452

(1)	Includes only 33 days of acquired business operations.

The Company had no operating segments for the period from January 1, 2009 through May 28, 2009, since the Company had no operations until the May 28, 2009 business acquisition.

8. SHARE BASED COMPENSATION

The Company’s shareholders recently approved the Westway Group Inc. 2010 Incentive Compensation Plan, which contains restricted stock awards. This plan is administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. See the Company’s definitive proxy statement for the fiscal year ended December 31, 2009 for additional information related to the share-based compensation plan.

The following table represents the compensation expense related to restricted stock grants that was included in selling, general and administrative expense in the accompanying consolidated statements of income for the periods indicated below.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Compensation expense related to restricted stock	$250,000	—	$250,000	—

The following table represents unvested restricted stock activity (in number of shares) for the periods indicated.

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Balance, beginning of year	—	—
Granted	480,594	—
Forfeited	—	—
Vested	(45,740)	—

Balance, end of period, respectively	434,854	—

At the annual shareholder meeting held on June 30, 2010, the shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a one-time, non-cash expense of $1.4 million during the three months ended June 30, 2010 which is equal to the increase in value of the Founders Warrants as of the date the amendment was approved, based on a calculation using the Black-Scholes option pricing method. The Founder Warrant Amendment was also recorded as an increase in stockholders’ equity (specifically, as additional paid-in capital) equal to the increase in fair value of $1.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2010. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

Forward-Looking Statements

This discussion and analysis includes statements regarding our future performance, liquidity, and capital resources, our plans and objectives for future operations, and assumptions relating to any of the foregoing. Such statements, along with any other non historical statements in the discussion, are forward-looking. Our use of words such as “believe,” “expect,” “anticipate,” “intend,” “aim,” “will,” “shall,” “may,” “should,” “could,” “would,” “plan,” “estimate,” “continue,” “foresee,” or the negative of such terms, or other similar expressions often further identify a statement as a forward-looking statement (although not all forward-looking statements necessarily include one of these words). Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Important factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Part II, Item 1A. Risk Factors” of this Form 10-Q and in “Item 1A. Risk Factors” of our 2009 Form 10-K. We do not assume an obligation to update any forward-looking statement.

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries is a leading global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently operate an extensive global network of 25 operating storage facilities providing approximately 354 million gallons of total bulk liquid storage capacity and 37 operating liquid feed supplement facilities producing approximately 1.5 million tons of liquid feed supplements annually. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol (WWAY). As of August 9, 2010, we had 497 employees.

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

The employment of two key members of our management team was recently terminated in 2010. Peter Harding, our former CEO, retired in June 2010, and Scott MacKenzie, formerly the President of Westway Terminal, resigned in July 2010. In the opinion of management, the termination of these two members of management did not materially impact our financial reporting and internal control procedures.

Understanding Our Financial Information

The discussion under “Results of Operations – Actual vs. Pro Forma” on page 20 includes selected three and six months ended June 30, 2009 pro forma financial information derived from the Company’s and the acquired business’ unaudited results, as if the Company and the acquired business were combined as of January 1, 2009. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations nor did it generate operating revenue, as it was considered a “special purpose acquisition company.” The three and six months ended June 30, 2010 financial information is based on actual results.

Highlights of the Second Quarter of 2010

The following is a summary of our financial results for the second quarter of 2010 compared to our pro forma financial results for the second quarter of 2009:

•

Net revenue for the bulk liquid storage segment totaled $21.4 million for 2010 compared to $16.9 million on a pro forma basis in 2009 for the three months ended June 30, an increase of 27% which was primarily driven by our recent expansion at our Cincinnati, Grays Harbor, WA, Houston, and Port Allen, LA, terminal facilities while increasing capacity utilization for all of our terminal facilities from 91% at June 30, 2009 to 94% at June 30, 2010;

•

Net revenue for the liquid feed supplement segment totaled $54.3 million in 2010 compared to $61.0 million on a pro forma basis in 2009 for the three months ended June 30, which is reflective of a decline in volume as well as volatility in commodity inputs and continued weakness in the cattle and dairy markets;

•

We completed our first full quarter of results from the 5.6 million gallon expansion at our Port Allen, LA, terminal, which now has a total capacity of 21.8 million gallons and a 98% capacity utilization at June 30, 2010;

•

James B. Jenkins, a director of the Company, was appointed interim Chief Executive Officer, and Wayne Driggers, our Chief Operating Officer, was named President of the Company. Mr. Driggers was also appointed to serve on the Company’s Board of Directors as a Class A Director until 2012.

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

Results of Operations - Actual vs. Actual

In analyzing our results of operations for the three and six months ended June 30, 2010, our actual results of operations for the three and six months ended June 30, 2009 do not provide a very meaningful basis for comparison, since we had business operations for only the 33 days ended June 30, 2009. Through May 28, 2009, our efforts were limited to organizational activities, activities relating to the initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to negotiating and consummating the acquisition, and activities relating to general corporate matters; we neither engaged in any operations nor generated any revenue, other than interest income earned on the proceeds of the initial public offering. Consequently, a comparison of our actual results for the three and six months ended June 30, 2010 to our actual results for the three and six months ended June 30, 2009 would essentially consist of a review of our actual results for the full three and six months ended June 30, 2010 compared against only 33 days of operations for the three and six months ended June 30, 2009. A review of our actual results for the three and six months ended June 30, 2010 is included within the discussion below in a more meaningful presentation.

Results of Operations – Actual vs. Pro Forma

To provide readers with a more meaningful set of figures against which to compare our actual results for the three and six months ended June 30, 2010, we have presented pro forma results of operations of the Company for the three and six months ended June 30, 2009, as if the Company and the acquired business were combined as of January 1, 2009, and compared them with the actual results of operations of the Company for the three and six months ended June 30, 2010 below.

We derived the (unaudited) pro forma results of operations from the unaudited consolidated financial statements of the acquired business from January 1, 2009 to May 28, 2009 and from the unaudited consolidated statements of the Company from May 29, 2009 to June 30, 2009, and then made certain adjustments. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on January 1, 2009, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of the adjusted pro forma results is not intended to be considered in isolation or as a substitute for the actual historical financial information prepared and presented in accordance with U.S. GAAP.

The pro forma adjustments include an imputed interest expense of $1.2 million and $2.1 million for the three and six months ended June 30, 2009 based on historical borrowings and average interest rates of the acquired business, since before the business combination the ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments for the three and six months ended June 30, 2009 include assumed corporate public company costs of $600,000 and $1.2 million within general and administrative expenses associated with operating as a public company, comparable in amount to the actual corporate public company costs incurred during 2009 after the business combination. The pro forma results include an adjustment that assumes three and six months of dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share per quarter for the three and six months ended June 30, 2009. The pro forma numbers include an adjustment to increase depreciation expense for the three and six months ended June 30, 2009 pro forma information in the amount of $1.1 million and $2.2 million, respectively. This adjustment was made as a result of the Company finalizing the purchase price allocation of the acquired bulk liquid storage and liquid feed supplements businesses during the 2nd quarter of 2010 and represents the updated useful life depreciation expense attributable to the three and six month periods on assets existing at the acquisition date. The pro forma results of operations do not include $155,000 and $476,000 of formation and operating costs associated with Shermen or interest income from the trust account held by Shermen of $61,000 and $138,000 for the three and six months ended June 30, 2009 respectively. The pro forma results of operations also do not include business combination expenses of $13.7 million that were incurred in the second quarter of 2009.

Three Months Ended June 30, 2010 Actual Results Compared to Three Months Ended June 30, 2009 Pro Forma Results

CONSOLIDATED

	Three Months Ended June 30,
	2010 Actual	2009 Pro Forma	$ Variance	% Change
		(in thousands, except percentages)
Net revenue	75,643	77,898	(2,255)	-3%
Cost of sales	44,708	51,409	(6,701)	-13%
Other operating costs and expenses	14,101	12,316	1,785	14%
Depreciation	7,676	4,861	2,815	58%
Selling, general and administrative expenses	8,243	6,401	1,842	29%
Founder warrant expense	1,381	—	1,381
Total operating expenses	76,109	74,987	1,122	1%
Operating income (loss)	(466)	2,911	(3,377)	-116%
Interest expense, net	(1,252)	(1,173)	(79)	7%
Income tax benefit (provision)	495	(500)	995	-199%
Equity in loss of unconsolidated subsidiaries	(52)	(116)	64	-55%
Income attributable to non-controlling interest	15	44	(29)	-66%
Net income attributable to Westway Group, Inc.	(1,260)	1,166	(2,426)	-208%
Preferred dividends accrued	(1,063)	(1,063)	—	0%
Net income applicable to common stockholders	(2,323)	103	(2,426)	-2355%

The following is a discussion of actual operating results for the three months ended June 30, 2010, compared to the pro forma operating results for the three months ended June 30, 2009.

NET REVENUE

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Revenue	$75,643	$77,898	$(2,255)	-3%

Total net revenue, including transactions between us and the ED&F Man group, decreased $2.3 million, or 3%, to $75.6 million for the three months ended June 30, 2010 when compared to $77.9 million for the three months ended June 30, 2009.

In the bulk liquid storage business, net revenue increased by $4.5 million, or 27%, to $21.4 million for the three months ended June 30, 2010 from $16.9 million for the three months ended June 30, 2009, reflecting our expansion in this business. We added additional capacity through the acquisition of our Cincinnati, OH facility in October 2009, completion of construction of our Grays Harbor, WA facility in December 2009, expansion of our Houston, TX facility during the second half of 2009, and the expansion of our Port Allen, LA facility during the first half of 2010. Bulk liquid storage revenue from outside of the United States, which accounted for 31% of total bulk liquid storage revenue for the three months ended June 30, 2010, increased slightly by 5% for the three months ended June 30, 2010 as a result of increased throughput, partially offset by lower exchange rates for the euro and pound sterling. Our total capacity increased in the second quarter of 2010 to 354 million gallons from 303 million gallons in the second quarter of 2009. Percentage capacity utilization of our bulk liquid storage facilities increased to 94.2% for the second quarter of 2010 from 90.9% for the second quarter of 2009.

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

For the three months ended June 30, 2010, net revenue for the liquid feed supplements business was $54.3 million, which was a decrease of $6.7 million, or 11%, compared to net revenue of $61.0 million for the three months ended June 30, 2009. This decrease in net revenue partly resulted from a decrease in volume for the three months ended June 30, 2010 of 2% to 355,000 tons, compared to 362,000 tons for the three months ended June 30, 2009, as a recent consequence of liquid feed supplement products being marginally less competitive compared to dry feed products. This decrease in tonnage was in part due to the continued decline in total cattle numbers and poor economic conditions in the cattle and dairy industries. The decrease in net revenue was also driven by a decrease in market prices.

We view volume as a key performance indicator to the profitability of our liquid feed supplements business. Once the fixed costs of an operating facility are met, all revenue that exceeds the variable costs contributes to the profitability of our business. Generally revenues are considered an incomplete indicator of performance because large fluctuations can occur from period to period due to volatility in the underlying commodity ingredient prices which affect both competitive sales pricing and the cost of sales. In some cases, margins can actually increase despite a reduction in revenue.

COST OF SALES

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Cost of Sales	$44,708	$51,409	$(6,701)	-13%

For the three months ended June 30, 2010, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, was $44.7 million, which was a decrease of $6.7 million, or 13%, compared to cost of sales of $51.4 million for three months ended June 30, 2009. The decline in costs of sales was mainly due to decreased market prices and in part due to a decrease in tonnage. Gross profit margin (net revenue less cost of sales) in our liquid feed supplements business remained constant for the three months ended June 30, 2010 and 2009 at $9.6 million.

We believe that gross profit margin is a key performance indicator to the profitability of our liquid feed supplements business. This highly visible indicator provides us with measurable guidelines to monitor our cost of goods, which in the liquid feed supplements business can be volatile.

OTHER OPERATING COSTS AND EXPENSES

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Other Operating Costs and Expenses	$14,101	$12,316	$1,785	14%

Other operating costs and expenses of $14.1 million increased by $1.8 million, or 14%, for the three months ended June 30, 2010 from $12.3 million for the three months ended June 30, 2009, principally as a result of additional facility costs relating to the new Cincinnati and Grays Harbor bulk liquid storage facilities.

DEPRECIATION

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Depreciation	$7,676	$4,861	$2,815	58%

Depreciation costs increased by $2.8 million, or 58%, to $7.7 million for the three months ended June 30, 2010 from $4.9 million for the three months ended June 30, 2009. The increase was mainly due to our recent capital investments in the United States, including the addition of our Cincinnati and Grays Harbor facilities, as well as expansion in Houston and Port Allen. The increase was also partially due to a one-time expense of $1.2 million in additional depreciation recorded during the three months ended June 30, 2010 as a result of the cumulative impact from 2009 relating to the Company finalizing the assumptions used in assigned useful lives to the property, plant, and equipment acquired in the May 28, 2009 business combination.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Three Months Ended June 30,
(in millions)	2010 Actual	2009 Pro Forma	Change
Selling, General, and Administrative Expenses	$8,243	$6,401	$1,842	29%

Selling, general and administrative expenses for the three months ended June 30, 2010 increased by $1.8 million, or 29%, to $8.2 million, compared to $6.4 million for the three months ended June 30, 2009, primarily as a result of increased legal and advisory fees, as well as a moderate increase in personnel related costs, during the three months ended June 30, 2010.

FOUNDER WARRANT EXPENSE

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Founder Warrant Expense	$1,381	$—	$1,381

During the three months ended June 30, 2010, our shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million during the three months ended June 30, 2010 which is equal to the increase in value of the founders warrants as of the date the amendment was approved, based on a calculation using the Black-Scholes option pricing method. The Founder Warrant Amendment was also recorded as an increase in stockholders’ equity (specifically, as additional paid-in capital) equal to the increase in fair value of $1.4 million.

OPERATING INCOME

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Operating Income	$(466)	$2,911	$(3,377)	-116%

Operating income decreased by $3.4 million, or 116%, to a loss of $466,000 for the three months ended June 30, 2009. This decrease was primarily the result of increased depreciation, other operating costs and expenses, and selling, general and administrative expenses, as well as a one-time founder warrant expense of $1.4, million during the three months ended June 30, 2010. This was partially offset by increased revenues derived from expanded bulk liquid storage capacity during the three months ended June 30, 2010.

INTEREST EXPENSE

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Interest Expense, net	$(1,252)	$(1,173)	$(79)	7%

Interest expense increased slightly to $1.3 million for the three months ended June 30, 2010 compared to interest expense of $1.2 million for the three months ended June 30, 2009.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Income Tax Benefit (Provision)	$495	$(500)	$995	-199%

We had a consolidated income tax benefit of $495,000 for the three months ended June 30, 2010, as opposed to a $500,000 income tax provision for the three months ended June 30, 2009, as a result of benefiting from a loss for the three months ended June 30, 2010. The effective tax rates stayed consistent at 29%.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Three Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Income Attributable to Westway Group, Inc.	$(1,260)	$1,166	$(2,426)	-208%

Net income attributable to Westway Group, Inc. decreased by $2.4 million which resulted in a loss of $1.3 million for the three months ended June 30, 2010 as compared to earnings of $1.2 million in the three months ended June 30, 2009. This decrease is primarily due to a decrease in operating income of $3.4 million, partially offset by a positive change in income taxes of $1.0 million during the three months ended June 30, 2010.

Six Months Ended June 30, 2010 Actual Results Compared to Six Months Ended June 30, 2009 Pro Forma Results

CONSOLIDATED

	Six Months Ended June 30,
	2010 Actual	2009 Pro Forma	$ Variance	% Change
		(in thousands, except percentages)
Net revenue	169,085	177,100	(8,015)	-5%
Cost of sales	101,715	118,246	(16,531)	-14%
Other operating costs and expenses	28,849	27,066	1,783	7%
Depreciation	13,278	9,612	3,666	38%
Selling, general and administrative expenses	16,870	14,250	2,620	18%
Founder warrant expense	1,381	—	1,381
Total operating expenses	162,093	169,174	(7,081)	-4%
Operating income	6,992	7,926	(934)	-12%
Interest expense, net	(2,531)	(2,073)	(458)	22%
Income tax provision	(1,369)	(2,081)	712	-34%
Equity in loss of unconsolidated subsidiaries	(210)	(246)	36	-15%
Income attributable to non-controlling interest	12	26	(14)	-54%
Net income attributable to Westway Group, Inc.	2,894	3,552	(658)	-19%
Preferred dividends accrued	(2,125)	(2,125)	—	0%
Net income applicable to common stockholders	769	1,427	(658)	-46%

The following is a discussion of actual operating results for the six months ended June 30, 2010, compared to the pro forma operating results for the six months ended June 30, 2009.

NET REVENUE

	Six Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Revenue	$169,085	$177,100	$(8,015)	-5%

Total net revenue, including transactions between us and the ED&F Man group, decreased $8.0 million, or 5%, to $169.1 million for the six months ended June 30, 2010 when compared to $177.1 million for the six months ended June 30, 2009.

In the bulk liquid storage business, net revenue increased by $9.5 million, or 27%, to $44.3 million for the six months ended June 30, 2010 from $34.8 million for the six months ended June 30, 2009, reflecting our expansion in this business. We added additional capacity through the acquisition of our Cincinnati, OH facility in October 2009, completion of construction of our Grays Harbor, WA facility in December 2009, expansion of our Houston, TX facility during the second half of 2009, and the expansion of our Port Allen, LA facility during the first half of 2010. Bulk liquid storage revenue from outside of the United States, which accounted for 31% of total bulk liquid storage revenue for the six months ended June 30, 2010, increased slightly by 4% for the six months ended June 30, 2010 as a result of increased throughput as well as slightly higher exchange rates for the euro, pound sterling, and Canadian dollar.

For the six months ended June 30, 2010, net revenue for the liquid feed supplements business was $124.8 million, which was a decrease of $17.5 million, or 12%, compared to net revenue of $142.3 million for the six months ended June 30, 2009. This decrease in net revenue was partly the result of a decrease in volume for the six months ended June 30, 2010 of 3% to 771,000 tons, compared to 792,000 tons for the six months ended of June 30, 2009 as a recent consequence of liquid feed supplement products being marginally less competitive compared to dry feed products. This decrease in tonnage was in part due to continued decline in total cattle numbers and poor economic conditions in the cattle and dairy industries. The decrease in net revenue was also driven by a decrease in market prices.

COST OF SALES

	Six Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Cost of Sales	$101,715	$118,246	$(16,531)	-14%

For the six months ended June 30, 2010, cost of sales for our liquid feed supplements segment, including related party purchases from the ED&F Man group, was $101.7 million, which was a decrease of $16.5 million, or 14%, compared to cost of sales of $118.2 million for six months ended June 30, 2009. The decrease was mainly due to decreased market prices and in part due to a decrease in tonnage. Gross profit margin (net revenue less cost of sales) in our liquid feed supplements business decreased by $929,000, or 4%, to $23.1 million for the six months ended June 30, 2010 compared to $24.0 million for the six months ended June 30, 2009.

OTHER OPERATING COSTS AND EXPENSES

	Six Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Other Operating Costs and Expenses	$28,849	$27,066	$1,783	7%

Other operating costs and expenses of $28.8 million increased by $1.8 million, or 7%, for the six months ended June 30, 2010 from $27.1 million for the six months ended June 30, 2009, principally as a result of additional facility costs relating to the new Cincinnati and Grays Harbor bulk liquid storage facilities. This was partially offset by a decrease in the liquid feed supplement business operating costs and expenses due to underlying cost control, as well as lower variable operating costs as a result of decreased sales volumes and implementation of automation at four of our largest sites.

DEPRECIATION

	Six Months Ended June 30,		Change
(in thousands)	2010 Actual	2009 Pro Forma
Depreciation	$13,278	$9,612	$3,666	38%

Depreciation costs increased by $3.7 million, or 38%, to $13.3 million for the six months ended June 30, 2010 from $9.6 million for the six months ended June 30, 2009. The increase was mainly due to our recent capital investments in the United States, including the addition of our Cincinnati and Grays Harbor facilities, as well as expansion in Houston and Port Allen. The increase was also partially due to a one-time expense of $1.2 million in additional depreciation recorded during the six months ended June 30, 2010 as a result of the cumulative impact from 2009 of additional depreciation relating to the Company finalizing the assumptions used in assigned useful lives to the property, plant, and equipment acquired in the May 28, 2009 business combination.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Six Months Ended June 30,		Change
(in millions)	2010 Actual	2009 Pro Forma
Selling, General, and Administrative Expenses	$16,870	$14,250	$2,620	18%

Selling, general and administrative expenses for the six months ended June 30, 2010 increased by $2.6 million, or 18%, to $16.9 million, compared to $14.3 million for the three months ended June 30, 2009, primarily as a result of increased legal and advisory fees, as well as a moderate increase in personnel related costs, during the six months ended June 30, 2010.

FOUNDER WARRANT EXPENSE

	Six Months Ended June 30,		Change
(in thousands)	2010 Actual	2009 Pro Forma
Founder Warrant Expense	$1,381	$—	$1,381

During the six months ended June 30, 2010, our shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million during the three months ended June 30, 2010 which is equal to the increase in value of the founders warrants as of the date the amendment was approved, based on a calculation using the Black-Scholes option pricing method. The Founder Warrant Amendment was also recorded as an increase in stockholders’ equity (specifically, as additional paid-in capital) equal to the increase in fair value of $1.4 million.

OPERATING INCOME

	Six Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Operating Income	$6,992	$7,926	$(934)	-12%

Operating income decreased by $934,000, or 12%, to $7.0 million for the six months ended June 30, 2009. This decrease was primarily the result of increased depreciation, other operating costs and expenses, and selling, general and administrative expenses, as well as a one-time founder warrant expense of $1.4 million, during the six months ended June 30, 2010. This was partially offset by increased revenues derived from expanded bulk liquid storage capacity during the six months ended June 30, 2010.

INTEREST EXPENSE

	Six Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Interest Expense, net	$(2,531)	$(2,073)	$(458)	22%

Interest expense was $2.5 million for the six months ended June 30, 2010, an increase of $458,000, or 22%, from $2.1 million for the six months ended June 30, 2009. The increase in interest expense was driven by higher interest rates, along with additional facility fees and debt amortization costs associated with the new syndicated credit facility beginning in November 2009.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Income Tax Provision	$(1,369)	$(2,081)	$712	-34%

Our consolidated income tax provision of $1.4 for the six months ended June 30, 2010 decreased by $712,000, or 34%, from $2.1 million for the six months ended June 30, 2009 as a result of a decrease in pre-tax income for the six months ended June 30, 2010. The change in our effective tax rate from 36% for the six months ended June 30, 2009 to 31% for the six months ended June 30, 2010 was primarily due to the tax benefit of increased corporate related costs applied at our highest tax rate.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Six Months Ended June 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Income attributable to Westway Group, Inc.	$2,894	$3,552	$(658)	-19%

Net income attributable to Westway Group, Inc. decreased by $658,000, or 19%, to $2.9 million for the six months ended June 30, 2010 as compared to $3.6 million in the six months ended June 30, 2009. This decrease was primarily due to a decrease in operating income of $934,000 and an increase in interest expense of $458,000 for the six months ended June 30, 2010. This was partially offset by a reduction in income taxes of $712,000 during the six months ended June 30, 2010.

Liquidity and Capital Resources

Cash and Working Capital

During the six months ended June 30, 2010, our cash and cash equivalents increased by $7.2 million from December 31, 2009 to a total of $16.9 million at June 30, 2010. This increase was the result of cash provided by operating activities of $17.4 million, cash used in investing activities of $10.5 million, cash provided by financing activities of $1.7 million, and a negative exchange rate effect of $1.4 million.

Our working capital (by which we mean total current assets less total current liabilities) increased from $24.2 million at December 31, 2009, to $31.7 million at June 30, 2010.

Total net trade receivables, including amounts from related parties, decreased 26% to $32.4 million at June 30, 2010 from $43.7 million at December 31, 2009, due primarily to the seasonality of the liquid feed supplement business, which is predominately driven by cattle feeding and typically stronger in the fall and winter months (Feed Season) because cattle are fed grasses during the spring and summer months.

Total trade accounts payables, including amounts due to related parties, decreased 21% to $24.0 million at June 30, 2010 from $30.5 million at December 31, 2009, due primarily to payments made during the first quarter of 2010 owed to the ED&F Man group, mainly for molasses purchases, as well as the seasonality of the liquid feed supplement business. Likewise, accrued expenses and other current liabilities decreased 17% to $23.9 million primarily as a result of this seasonality.

Sources

Our capital requirements have generally been financed primarily with cash flows from operations and with borrowings under our credit facilities from time to time. At June 30, 2010, we had $81.5 million of borrowing capacity available under our $175 million bank revolving credit facility.

Our internal sources of liquidity generally include our cash balances, our cash equivalents (which are readily convertible to cash), and our current cash flows from operations. Our external sources of liquidity include our bank revolving credit facility. Our available sources of liquidity include the balance still available to be drawn down under the credit facility. Moreover, the credit facility can be increased by another $25 million pursuant to its “accordion” feature, whereby the available credit under the facility can be expanded without further syndicate approval. However, the approval of the banks extending the additional credit and the administrative agent is needed.

Uses

We used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll; to fund capital expenditures for maintenance, expansions, and acquisitions; and to pay debt service and taxes.

Trends

We consider it to be too soon after the business combination on May 28, 2009 to definitively identify any known material trends in our liquidity and capital resources. We do note, however, that the cash flows from operations of the bulk liquid storage and liquid feed supplements businesses, both while owned by the ED&F Man group and after we acquired them on May 28, 2009, have been positive for each 12 month fiscal year for the last 3 years. We expect cash flows from operations to be positive throughout the remainder of 2010 and for the year as a whole. We also note that the capital expenditures of our two businesses for expansion and acquisitions have generally been increasing and are likely to continue.

Cash Flows

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2010 was $17.4 million. This increase in operating cash flow is largely due to the Company operating for a full six month period in 2010 compared to only 33 days of acquired business operations in the first six months of 2009. This was partially offset by an increase in working capital during the six months ended June 30, 2010 driven by significant payments to the ED&F Man group for related party payables outstanding, mainly for molasses purchases, and also payments relating to employee bonuses.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, volume fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials such as molasses, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in a net cash outflow of $10.5 million for the six months ended June 30, 2010, compared to a net cash inflow of $36.2 million for the comparable period in 2009. The change is primarily due to the release of $138.4 million in cash held in our trust account at the closing of the business combination on May 28, 2009, partially offset by $99.6 million paid to ED&F Man as consideration for the acquired business at that time was well. Net cash used in investing activities of $10.5 million and $2.5 million for the six months ended June 30, 2010 and 2009 related to capital expenditures, primarily in our bulk liquid storage segment in the United States.

Since the business combination on May 28, 2009, the cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

Our financing activities resulted in a net cash inflow of $1.7 million for the six months ended June 30, 2010, compared to a net cash outflow of $24.5 million for the comparable period in 2009. The change is primarily due to the payment of $55.1 million upon redemption of 9,189,990 shares of common stock, the repurchase of 2,514,369 Class A common stock for $15.1 million, and a special cash dividend of $1.00 per share on Class A common stock totaling $11.4 million, all during the six months ended June 30, 2009. Proceeds received from borrowings under our credit facility were $23.5 million for the six months ended June 30, 2010 compared to $57.0 million for the six months ended June 30, 2009. This decrease was due to additional proceeds needed at the consummation of the business combination on May 28, 2009. Proceeds received of $23.5 million from borrowings for the six months ended June 30, 2010 were used to fund purchases of raw materials and capital expenditures. Repayments on our credit facility for the six months ended June 30, 2010 totaled $21.6 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the six months ended June 30, 2010, the effect of exchange rate changes reduced our cash and cash equivalents by $1.4 million, primarily due to the strengthening of the U.S. dollar against the euro and pound sterling.

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

Sources

We expect our principal sources of liquidity in 2010 to be our cash from operations and our credit facility, as to which the available borrowing capacity on June 30, 2010 was $81.5 million. We expect our cash flow from operating activities to be positive for the remainder of the year. We are not predicting any material changes in the relative cost of our capital resources for the remaining part of 2010 from how they stand currently.

Our operating activities for 2010 as a whole are expected to generate positive cash flows significantly greater than in 2009. In 2010 we expect to operate for a full 12 months rather than just 7 months as in 2009. As cash flow from operations is a key source of liquidity for us, a decrease in demand for our products or services would reduce the availability of funds, especially any decrease in demand for bulk liquid storage services by the ED&F Man group, our largest customer.

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

* the ongoing maintenance capital expenditures associated with our businesses should be readily funded from their annual operating cash flow or available financing; and

* we should be able to refinance or extend maturing debt on terms that can be supported by the performance of our businesses.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements, and capital expenditure plans. Our ability to access additional debt or equity capital in the long-term depends on the availability of capital markets, our operating and financial performance, and pricing on commercially reasonable terms. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current capital structure and financing, including the issuance of additional equity or long-term debt, refinancing our credit facility, and other restructurings or financings. In addition, we may from time to time seek to repurchase a portion of our outstanding equity, including common stock and/or warrants, in open market purchases, privately negotiated transactions, or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions, government regulations, and other factors. The amount of repurchases may be material and may involve significant amounts of cash and/or financing availability.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 3 of Notes to Consolidated Financial Statements included in our 2009 Form 10-K and Note 3 of the Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion in our 2009 Form 10-K as updated on this Form 10-Q regarding these other risk factors, including the factors described in the “Factors that Affect Financial Performance” section of Item 7 and the “Risk Factors” section, Item 1A.

The recent oil spill related to British Petroleum (BP) in the Gulf of Mexico has not had an impact on our business, and we do not believe it is likely to have a material effect on our business in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our accumulated other comprehensive income as presented in our consolidated statements of stockholders’ equity includes unrealized gains and losses from foreign currency translation. The assets, liabilities and results of operations of certain of our foreign subsidiaries are measured using their functional currency which is the currency of the foreign economic environment in which they operate. Upon consolidating these subsidiaries, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date, their revenue and expenses are translated at the weighted average currency exchange rate for the applicable reporting period, and their stockholder’s equity accounts are translated at historical exchange rates during the applicable reporting periods. Gains or losses from translation of foreign subsidiaries are included in accumulated other comprehensive income.

Translation adjustments included in accumulated other comprehensive income for the six months ended June 30, 2010 were $10.4 million of unrealized losses primarily due to the strengthening of the U.S. dollar against the euro and pound sterling. This exchange rate change negatively impacted the net assets used in our foreign operations and held in local currencies, resulting in a decrease in cumulative translation adjustments to a $8.1 million unrealized loss as of June 30, 2010, compared to a $2.4 million unrealized gain as of December 31, 2009. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

For more information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2009 Form 10-K. There were no material changes to our market risk exposure during the second quarter of 2010.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2010, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A, of our 2009 Form 10-K, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Forward-Looking Statements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q.

There have been no material changes with respect to the risk factors set forth in our 2009 Form 10-K, except for the following revision of the following risk factors:

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

We could, in the future, discover areas of internal control over financial reporting that need improvement. Further, we and our auditors may experience greater difficulty in establishing a system of internal control over financial reporting now that we are an operating company. There can be no assurance that remedial measures will result in adequate internal control over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our share price. In addition, failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

As a result of our qualification on June 30, 2010 as a smaller reporting company and the signing of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010, we believe that we will not be required to have an independent registered public accounting firm test our internal controls over financial reporting and report on the effectiveness of such controls.

Our business depends, in part, upon certain individuals who may not necessarily continue to be affiliated with us.

We are dependent, in part, on the efforts of key members of our management team, including Messrs. James Jenkins, Thomas Masilla, Wayne Driggers, and Steve Boehmer. The loss of services of one or more of these individuals, each of whom has substantial industry experience, could have an adverse effect on our business strategies and the growth and development of our business. If one or more of these individuals were no longer affiliated with us, or if we ceased to receive advisory services from them, our inability to recruit other employees of equivalent talent could have an adverse effect on our financial condition and results of operations. We have employment contracts with Mr. Masilla and Mr. Driggers.

The employment of two key members of our management team recently terminated. Peter Harding, our former CEO, retired in June 2010, and Scott MacKenzie, formerly the President of Westway Terminal, resigned in July 2010. We believe that the skill and experience of the current management team will allow us to avoid any material adverse effect on our business that might otherwise have resulted from the retirement of Mr. Harding and the resignation of Mr. McKenzie.

The unaudited pro forma financial information is not necessarily an indication of our financial condition or results of operations.

The unaudited pro forma financial statements contained in this Form 10-Q are not an indication of our financial condition or results of operations. The unaudited pro forma financial statements have been derived from our and our predecessor’s historical financial statements and many adjustments and assumptions have been made after giving effect to the business combination. Although the information upon which these adjustments and assumptions have been made is no longer preliminary, these kinds of adjustments and assumptions are difficult to make with complete accuracy. As a result, our actual financial condition and results of operations may not be consistent with, or evident from, these pro forma financial statements.

In addition to the foregoing revision of the foregoing risk factors, we note the following changes in certain of the historical information included in the risk factors set forth in our 2009 Form 10-K:

— Total indebtedness under our $175 million bank syndicate credit facility increased from $91.6 million at December 31, 2009 to $93.5 million at June 30, 2010.

— Approximately 5.2 million founder warrants were amended pursuant to amendments to the founder warrant agreement approved by our stockholders on June 30, 2010, whereby they are no longer scheduled to expire on May 24, 2011. Instead, for each holder of founder warrants, the expiration date of one-third of such founder warrants has been extended to May 24, 2012, one-third of such founder warrants has been extended to May 24, 2013, and one-third of such founder warrants has been extended to May 24, 2014. See our 2010 proxy statement filed with the SEC on May 18, 2010 for additional information.

— The name of Westway Holdings Corporation, a wholly-owned subsidiary of ED&F Man and the owner of all of the outstanding shares of our Class B common stock and of our Series A Convertible Preferred Stock, was changed to Agman Louisiana, Inc. on June 17, 2010.

— ED&F Man and its affiliates own 47.5% of our outstanding common stock as of August 9, 2010.

— Messrs. Francis Jenkins, Jr., Moshenek, and Toffolon continue to be three of our directors elected by the holders of our Class A common stock; the fourth such director, Peter Harding, retired on June 29, 2010 and has been replaced on the Board by Wayne Driggers. Mr. Toffolon is a Class I Director and is to serve until our 2013 annual meeting of stockholders. Mr. Moshenek is a Class II Director and is to serve until our 2011 annual meeting of stockholders. Messrs. Francis Jenkins, Jr. and Wayne Driggers are Class III Directors and are to serve until our 2012 annual meeting of stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On June 1, 2010, the Company issued 5,900 Class A common shares to non-executive employees at international locations of the Company (100 shares to each of 59 employees) as a bonus.

Repurchases of Equity Securities

The table below provides information on purchases made by the Company or any affiliated purchaser thereof during the indicated months of shares of the Company’s equity securities that were registered pursuant to section 12 of the Exchange Act.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
4-1-10 to 4-30-10	0	0	0	0
5-1-10 to 5-31-10	0	0	0	0
6-1-10 to 6-30-10	0	0	0	0

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We did not suffer any defaults with respect to indebtedness.

With respect to dividend arrearages, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. To date, such dividends have not been paid and have accrued. The total arrearage of such cash dividends on our Series A Convertible Preferred Stock on the date of filing this report, August 9, 2010, is $5,100,033.

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

/s/ James B. Jenkins
Name: James B. Jenkins
Title: Chief Executive Officer

/s/ Thomas A. Masilla, Jr.
Name: Thomas A. Masilla, Jr.
Title: Chief Financial Officer

Dated: August 9, 2010

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

Exhibit Number	Exhibit Title

2.1	Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Westway Holdings Corporation, Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amendment of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.1

Westway Group, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix A of the

Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on May, 18, 2010) (Section 1 of the

Westway Group, Inc. Incentive 2010 Compensation Plan was modified on June 30, 2010 to insert a date of June

“30”, 2010 for shareholder approval of such plan.)

10.2

Complete Separation Agreement and General Release between Peter J.M. Harding and Westway Group, Inc. dated

June 25, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010)

10.3

Severance Agreement between Wayne Driggers and Westway Group, Inc. dated June 26, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010)

10.4

Severance Agreement between Thomas A. Masilla, Jr. and Westway Group, Inc. dated June 26, 2010

(incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on

June 29, 2010)

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