Form 10-Q
period 2010-09-30
Westway Group, Inc.
filed 2010-11-09
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 8, 2010, 13,959,648 shares of our Class A common stock, par value $0.0001 per share, and 12,624,003 shares of our Class B common stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

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

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,466	$9,710
Trade accounts receivable from third parties, net	29,643	38,665
Trade accounts receivable from related parties	3,251	5,054
Inventories	17,067	20,407
Other current assets	16,390	9,681

Total current assets	75,817	83,517
Investment in unconsolidated subsidiary	4,226	4,368
Property, plant and equipment, net	315,838	324,587
Goodwill	91,257	89,970
Other intangibles, net	8,319	5,954
Other non-current assets	3,220	3,055

Total assets	$498,677	$511,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$6,477	$6,658
Trade accounts payable to related parties	9,195	23,844
Accrued expenses and other current liabilities	28,471	28,847

Total current liabilities	44,143	59,349
Borrowings under credit facilities	91,727	91,633
Deferred income taxes	69,342	65,108
Other long-term liabilities	715	—

Total liabilities	205,927	216,090

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none issued at September 30, 2010 and December 31, 2009	—	—
Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 30,886,830 issued and outstanding at September 30, 2010 and December 31, 2009	177,291	177,291
Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,583,651 issued and outstanding at September 30, 2010 represented by 13,959,648 convertible Class A and 12,624,003 convertible Class B shares. (December 31, 2009: $.0001 par value; 235,000,000 shares authorized; 26,561,766 shares issued and outstanding represented by 13,940,833 convertible Class A and 12,624,003 convertible Class B shares)	3	3
Additional paid-in capital	130,963	133,456
Accumulated other comprehensive income	1,691	2,397
Retained earnings (accumulated deficit)	(3,912)	(4,284)
Treasury stock at cost – 2,335,569 shares (December 31, 2009: 2,352,569 shares)	(14,013)	(14,115)

Total Westway Group, Inc. stockholders’ equity	292,023	294,748
Non-controlling interest	727	613

Total stockholders’ equity	292,750	295,361

Total liabilities and stockholders’ equity	$498,677	$511,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009 (1)
Net revenue
Bulk liquid storage	$18,234	$14,073	$56,676	$19,282
Liquid feed supplements	56,167	60,544	180,377	81,658
Related parties	2,886	3,660	9,319	4,616

Total net revenue	77,287	78,277	246,372	105,556
Costs of sales – liquid feed supplements
Third parties	30,704	30,629	97,126	41,680
Related parties	15,375	18,795	50,668	25,492

Total costs of sales – liquid feed supplements	46,079	49,424	147,794	67,172
Other operating costs and expenses	13,064	11,782	41,913	16,336
Depreciation	6,123	3,985	19,401	5,243
Selling, general and administrative expenses	9,674	7,188	26,544	9,952
Business combination expenses	—	—	—	13,697
Founder warrant expense	—	—	1,381	—

Total operating expenses	74,940	72,379	237,033	112,400

Operating income (loss)	2,347	5,898	9,339	(6,844)

Other expense
Interest, net	(1,333)	(462)	(3,864)	(627)
Loss on disposal of property, plant & equipment	(383)	(40)	(383)	(40)

Total other expense	(1,716)	(502)	(4,247)	(667)
Income (loss) before income tax benefit (provision) and equity in earnings (loss) of unconsolidated subsidiary	631	5,396	5,092	(7,511)
Income tax benefit/(provision)	366	(1,312)	(1,003)	1,981
Equity in earnings (loss) of unconsolidated subsidiary, net	(109)	3	(319)	9

Net income (loss)	888	4,087	3,770	(5,521)

Net income attributable to non-controlling interest	3	59	15	78

Net income (loss) attributable to Westway Group, Inc.	891	4,146	3,785	(5,443)
Preferred dividends accrued	(1,062)	(1,062)	(3,187)	(1,452)

Net income (loss) applicable to common stockholders	$(171)	$3,084	$598	$(6,895)

Weighted average number of common shares equivalent outstanding:
Basic	26,627,827	57,376,045	57,479,347	22,733,765
Diluted	26,627,827	57,376,045	58,069,991	22,733,765
Net income (loss) per share of common stock:
Basic	$(0.01)	$0.05	$0.01	$(0.30)
Diluted	$(0.01)	$0.05	$0.01	$(0.30)
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	—	$0.05	$0.01	—
Basic and diluted earnings per share attributable to common shares	—	$0.05	$0.01	—
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted	—	30,886,830	30,886,830	—
Common share weighted average shares outstanding, basic	—	26,489,215	26,592,517	—
Common share weighted average shares outstanding, diluted	—	57,376,045	58,069,991	—

(1)	The nine months ended September 30, 2009 includes only 125 days of acquired business operations.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity

	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2008	—	$—	28,750	$3	—	$—	$78,941	$1,568	$—	—	$—	$80,512	$—	$80,512
Cancellation of shares following exercise of conversion rights			(9,190)	(1)			(338)					(339)		(339)
Repurchase of shares at $6.00 per share			(2,514)							2,514	(15,086)	(15,086)		(15,086)
Cancellation of shares previously held by sponsor			(3,267)									—		—
Issuance of shares at $5.00 per share					12,624	1	63,119					63,120		63,120
Convertible preferred shares issued at $5.74 per share	18,705	107,367										107,367		107,367
Deferred convertible preferred shares issued at $5.74 per share	12,182	69,924										69,924		69,924
Cash dividends declared and paid, $1.00 per class A common share							(11,382)					(11,382)		(11,382)
Convertible preferred dividend accrued								(1,452)				(1,452)		(1,452)
Reversal of accretion of trust account relating to common stock subject to possible redemption, net of tax								323				323		323
Reversal of previously accrued underwriters’ discount and offering costs related to public offering							3,312					3,312		3,312
Issuance of common shares ranging from $4.17 to $5.00 per share from treasury			159				(191)			(159)	952	761		761
Non-controlling interest													1,003	1,003
Comprehensive income (loss)
Net (loss) income								(5,443)				(5,443)		(5,443)
Other Comprehensive income:
Foreign currency translation									1,974			1,974		1,974
Other Comprehensive income
Total comprehensive income

Balance, September 30, 2009	30,887	$177,291	13,938	$2	12,624	$1	$133,461	$(5,004)	$1,974	2,355	$(14,134)	$293,591	$1,003	$294,594

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity

	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2009	30,887	$177,291	13,941	$2	12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361
Issuance of class A common shares ranging from $3.62 to $4.50 per share from treasury			17					(31)		(17)	102	71		71
Reclassification of Additional Paid in Capital to Retained Earnings relating to Treasury stock							195	(195)				—		—
Restricted stock activity							358					358		358
Founder warrant extension							1,381					1,381		1,381
Warrant Tender			2				(4,427)					(4,427)		(4,427)
Convertible preferred dividend accrued								(3,187)				(3,187)		(3,187)
Non-controlling interest adjustment													129	129
Comprehensive income
Net income								3,785				3,785	(15)	3,770
Other comprehensive income:
Foreign currency translation									(706)			(706)		(706)

Other comprehensive income									(706)			(706)		(706)

Total comprehensive income												3,079	(15)	3,064

Balance, September 30, 2010	30,887	$177,291	13,960	$2	12,624	$1	$130,963	$(3,912)	$1,691	2,335	$(14,013)	$292,023	$727	$292,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009 (1)
Cash flows from operating activities:
Net income (loss)	$3,770	$(5,521)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	4,944	(4,673)
Provision for doubtful accounts receivable	99	—
Depreciation, amortization, and depletion	19,401	5,243
Amortization of deferred financing costs	834	—
Equity in earnings (loss) in unconsolidated investments	456	(13)
Loss on disposal of plant & equipment	383	40
Founder warrant expense	1,381	—
Stock compensation	357	—
Changes in operating assets and liabilities:	—	—
Accounts receivable	10,726	8,731
Inventory	3,340	(1,069)
Income taxes recoverable	(5,140)	(3,573)
Prepaid expenses	(1,461)	(6,416)
Accounts payable	(15,322)	1,545
Accrued expenses and other current liabilities	(2,993)	(370)
Income tax payable	(253)	2,787

Net cash provided by (used in) operating activities	20,522	(3,289)

Cash flows from investing activities
Decrease in investments held in trust account	—	138,446
Capital expenditures for property, plant and equipment, net of sales proceeds	(16,135)	(15,165)
Acquisition of business – Bulk liquid storage and liquid feed supplements	—	(99,959)

Net cash provided by (used in) investing activities	(16,135)	23,322

Cash flows from financing activities:
Proceeds from credit facility	36,694	124,774
Payments on credit facility	(36,600)	(62,580)
Purchase of treasury stock	—	(15,086)
Purchase of public warrants	(4,427)	—
Cash dividends declared and paid	—	(11,382)
Redemption of redeemable common stock following exercise of conversion rights	—	(55,084)
Payment of deferred financing costs	(207)	—

Net cash used in financing activities	(4,540)	(19,358)

Effects of exchange rate changes on cash and cash equivalents	(91)	539

Net increase (decrease) in cash and cash equivalents	(244)	1,214
Cash and cash equivalents, beginning of period	9,710	190

Cash and cash equivalents, end of period	$9,466	$1,404

Non-cash financing and investing activities:
Preferred dividends accrued	$3,187	$1,452
Reduction in deferred underwriter liability	$—	$3,312
Series A Convertible Preferred stock issued to ED&F Man for acquired business	$—	$177,291
Class B common stock issued to ED&F Man for acquired business	$—	$63,120
Stock issued from treasury shares	$71	$761

(1)	Nine months ended September 30, 2009 includes only 125 days of acquired business operations.

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

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading provider of bulk liquid storage and related value-added services, and a leading manufacturer and distributor of liquid animal feed supplements. The Company operates an extensive global network of 62 operating facilities providing approximately 350 million gallons of total bulk liquid storage capacity and producing approximately 1.5 million tons of liquid feed supplements annually. The bulk liquid storage business is a global business with 25 terminal locations at key port and terminal sites throughout North America and in Western Europe and Asia, offering storage to manufacturers and consumers of agricultural and industrial liquids. The liquid feed supplements business produces liquid animal feed supplements through blending molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock, and are sold directly to end users, primarily supplying the beef and dairy livestock industries.

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

Common Stock—12.6 million shares of the Company’s newly issued Class B common stock, par value $.0001 per share, were issued to a subsidiary of ED&F Man as consideration. The stock was valued at $5.00 per share, which was based on the closing price of a share of the Company’s common stock on the OTC market on April 7, 2009 of $6.00 less a $1.00 special dividend per share to be paid to public shareholders shortly after the closing of the business combination. The fair value of this consideration totaled $63.1 million.

Preferred Stock—18.7 million shares of the Company’s newly issued Series A Convertible Preferred Stock at a fair value per share of $5.74, totaling $107.4 million, were issued to a subsidiary of ED&F Man as consideration. The fair value has been calculated using a market approach for the fair value of the preferred stock and an income approach to determine the fair value of the future dividends.

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

Property, Plant, and Equipment

The Company decreased the preliminary recorded fair values of property, plant, and equipment by $4.0 million due to the finalization of certain tangible asset valuations. The nine month results as of September 30, 2010, include an adjustment of $1.2 million recorded in the second quarter of 2010 to depreciation expense reflecting the final allocation of the purchase price and the final determination of acquired asset lives which adjustment was not significant.

Tradenames

The Company increased the preliminary fair value estimate for its liquid feed supplement business tradename by $1.9 million during the second quarter of 2010 to a total fair value of $7.8 million based on the finalization of certain valuations.

Asset Retirement Obligations

The Company identified asset retirement obligations with respect to certain leased properties that existed as of the acquisition date totaling $645,000. This adjustment recorded during the second quarter of 2010 increased the fair value of the related acquired tangible assets.

Deferred Income Taxes

The Company decreased the preliminary recorded deferred income tax amount by $1.6 million during the second quarter of 2010 as a result of the requirement to recognize a deferred tax liability for the difference between the assigned values and the tax basis of the assets acquired and liabilities assumed.

Working Capital Adjustment

The Company finalized all post closing adjustments relating to net working capital payable to ED&F Man. This resulted in an additional $608,000 balance recorded during the second quarter of 2010 due to ED&F Man for consideration paid.

The actual results of the Company for the three months ended September 30, 2010 compared to the actual results of the Company for the three and nine months ended September 30, 2010 are presented in the Company’s consolidated statements of operations. The following are pro forma (unaudited) consolidated statements of operations for the Company for the nine months ended September 30, 2009 as if the acquisition of the acquired business had occurred on January 1, 2009 compared to the actual results of the Company for the nine months ended September 30, 2010 (in thousands, except for share data):

	Nine months ended, September 30,
	2010	2009
	(Actual)	(Pro Forma)
Net revenue
Bulk liquid storage	$56,676	$42,546
Liquid feed supplements	180,377	202,802
Related parties	9,319	10,029

Total net revenue	246,372	255,377
Costs of sales – liquid feed supplements
Third parties	97,126	111,518
Related parties	50,668	56,152

Total costs of sales – liquid feed supplements	147,794	167,670
Other operating costs and expenses	41,913	38,848
Depreciation (3)	19,401	13,597
Selling, general and administrative expenses	26,544	21,438
Founder warrant expense	1,381	—

Total operating expenses	237,033	241,553

Operating income	9,339	13,824

Other expenses
Interest, net	(3,864)	(2,527)
Loss on disposal of property, plant & equipment	(383)	(48)

Total other expenses	(4,247)	(2,575)
Income before income tax provision and equity in loss of unconsolidated subsidiary	5,092	11,249
Income tax provision	(1,003)	(3,393)
Equity in loss of unconsolidated subsidiary, net	(319)	(243)

Net income	3,770	7,613

Net income attributable to non-controlling interest	15	85

Net income attributable to Westway Group, Inc.	$3,785	$7,698

Preferred dividends accrued	(3,187)	(3,187)

Net income applicable to common stockholders	$598	$4,511

Weighted average number of common shares equivalent outstanding:
Basic (1)	57,479,347	57,448,566
Diluted (2)	58,069,991	57,448,566
Earnings per share of common stock:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08
Basic and diluted earnings per share attributable to Series A Convertible
Preferred Stock	$0.01	$0.08
Basic and diluted earnings per share attributable to common shares	$0.01	$0.08
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted (1)	30,886,830	30,886,830
Common share weighted average shares outstanding, basic	26,592,517	26,561,736
Common share weighted average shares outstanding, diluted	58,069,991	57,448,566

(1)	As the Series A Convertible Preferred Stock is considered a participating security, we have included these shares within the basic computation of earnings per share under the two-class method.

(2)	As the warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been included for actual or pro forma results of operations since the average market price of our Class A common stock is below this range.
(3)	During the second quarter of 2010, the Company finalized the purchase price allocation in accordance with U.S. GAAP of the bulk liquid storage and liquid feed supplements businesses acquired on May 28, 2009 from the ED&F Man group. The nine month results as of September 30, 2010, include an adjustment of $1.2 million recorded in the second quarter of 2010 to depreciation expense reflecting the final allocation of the purchase price and the final determination of acquired asset lives which adjustment was not significant. For comparative purposes, the pro forma financial information for the nine months ended September 30, 2009 has been adjusted to reflect additional depreciation expense of $2.2 million.

The Company derived the (unaudited) pro forma results of operations from the unaudited consolidated financial statements of the acquired business from January 1, 2009 to May 28, 2009 and from the unaudited consolidated statements of the Company from May 29, 2009 to September 30, 2009, and then made certain adjustments. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on January 1, 2009, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma results of operations do not include business combination expenses of $13.7 million that were incurred in the second quarter of 2009. The pro forma adjustments include an additional imputed interest expense of $1.8 million for the nine months ended September 30, 2009 relating to the period from January 1, 2009 through May 28, 2009, based on historical borrowings and average interest rates of the acquired business, since before the business combination the ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments for the nine months ended September 30, 2009 include assumed corporate public company costs of $1.2 million within general and administrative expenses associated with operating as a public company from January 1, 2009 through May 28, 2009, comparable in amount to the actual corporate public company costs incurred during 2009 after the business combination. The pro forma results include an adjustment that assumes nine months of dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share per quarter for the nine months ended September 30, 2009. The pro forma numbers include an adjustment to increase depreciation expense for the nine months ended September 30, 2009 pro forma information in the amount of $2.2 million. This adjustment was made as a result of the Company finalizing the purchase price allocation of the acquired bulk liquid storage and liquid feed supplements businesses during the second quarter of 2010 and represents the updated useful life depreciation expense attributable to the period from January 1, 2009 to June 30, 2009 on assets existing at the acquisition date. The pro forma results of operations do not include $476,000 of formation and operating costs associated with Shermen or interest income from the trust account held by Shermen of $138,000 for the nine months ended September 30, 2009.

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

5. EARNINGS (LOSS) PER SHARE

The Company calculated earnings (loss) per share in accordance with U.S. GAAP. The Series A Convertible Preferred Stock is a participating security because it participates in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares, if converted, to the total number of shares. The Company has included these shares within the computation of earnings per share under the two-class method for the nine months ended September 30, 2010 and for the three months ended September 30, 2009 but not for the three months ended September 30, 2010 and the nine months ended September 30, 2009 because the effect of converting all outstanding convertible preferred shares into common shares would have an antidilutive impact as a result of the Company’s net loss during these periods. The Company has included the effect of the preferred dividends in the numerator for the three and nine months ended September 30, 2010 and 2009 as it is deemed a contractual obligation.

In calculating its basic weighted average number of shares for the three and nine months ended September 30, 2010, the Company added an additional 45,740 shares to its weighted average shares outstanding to account for the vesting of employee restricted stock. In calculating its diluted weighted average number of shares for the nine months ended September 30, 2010, the Company added an additional 457,201 shares to its weighted average shares outstanding to account for the deemed conversion of the accrued, but unpaid, preferred dividends on the 30,886,830 shares of outstanding Series A Convertible Preferred Stock. The Company also added 133,443 shares to its diluted weighted average share number for the nine months ended September 30, 2010 relating to unvested restricted stock granted to certain employees. There were no dilutive shares for the three months ended September 30, 2010 and for the nine months ended September 30, 2009 because the Company had a net loss for this period. As the Company’s warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been added to the diluted weighted average number of shares for the three and nine months ended September 30, 2010 and 2009 since the average price of our common stock was below this range.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009 (1)
Numerator
Net income (loss) attributable to Westway Group, Inc.	$891	$4,146	$3,785	$(5,443)
Preferred dividends	$(1,062)	$(1,062)	$(3,187)	$(1,452)

Net Income (Loss) Applicable to Common Stockholders - Basic	$(171)	3,084	598	(6,895)
Plus income impact of assumed conversion of:
Series A Convertible Preferred Stock	$1,062	$1,062	$3,187	$—

Net Income (Loss) Applicable to Common Stockholders - Diluted	$891	$4,146	$3,785	$(6,895)

Denominator
Weighted average number of common shares outstanding not subject to possible redemption	26,627,827	26,489,215	26,592,517	22,733,765
Weighted average number of participating Series A Convertible Preferred shares	—	30,886,830	30,886,830	—

Weighted average number of shares not subject to possible redemption for purposes of calculating basic earnings per share	26,627,827	57,376,045	57,479,347	22,733,765
Add common stock issuable upon conversion of:
Series A Convertible Preferred Stock accrued dividends	—	—	457,201	—
Unvested Restricted Stock	—	—	133,443	—

Weighted average number of shares not subject to possible redemption for purposes of calculating diluted earnings per share	26,627,827	57,376,045	58,069,991	22,733,765

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders - Basic	$(0.01)	$0.05	$0.01	$(0.30)
Net Income Available to Common Stockholders - Diluted	$(0.01)	$0.05	$0.01	$(0.30)
Basic and diluted earnings per share attributable to Series
A convertible preferred stock	—	$0.05	$0.01	—
Basic and diluted earnings per share attributable to common shares	—	$0.05	$0.01	—
Series A convertible preferred stock weighted average shares outstanding, basic and diluted	—	30,886,830	30,886,830	—
Common share weighted average shares outstanding, basic	—	26,489,215	26,592,517	—
Common share weighted average shares outstanding, diluted	—	57,376,045	58,069,991	—

(1)	Nine months ended September 30, 2009 includes only 125 days of acquired business operations

The number of additional shares that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share due to the average price of our common stock during the third quarter of 2010 is summarized as follows:

Three months ending September 30, 2010
Public offering warrants	11,892,030
Founder warrants (1)	5,214,286
Underwriter options to purchase units, with one share of common stock per unit (1)	700,000
Underwriter options to purchase units, with two warrants per unit (1)	1,400,000

19,206,316

(1)	Founder warrants and underwriter options to purchase units have a potentially less dilutive effect because they have a cashless exercise provision.

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

Liquid Feed Supplements

The liquid feed supplements segment generates income from liquid feed supplements, with a small proportion of income arising from dried or block animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenue is recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the consolidated statements of income. Our liquid feed supplements segment incorporates a research and development program focused on delivering product that is distinct, based on customer, livestock and geographical requirements, and is capable of being varied to reflect commodity prices or other factors. The liquid feed supplements segment is organized around a series of broad regional territories in the United States that reflect the characteristics of beef cattle, dairy and feedlot markets. The liquid feed supplements segment is currently managed from, and headquartered in, Tomball, TX.

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments. The corporate segment includes interest expenses related to corporate debt and unallocated general and administrative expenses including primarily executive, legal, finance, information technology, human resource, and health, safety, environmental, and quality expenses.

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended September 30, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenues	$21,269	$56,018	—	$77,287
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$6,576	$587	$(6,532)	$631
Total assets	$353,480	$124,057	$21,140	$498,677

Three Months Ended September 30, 2009

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenues	$17,609	$60,668	—	$78,277
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$4,879	$3,142	$(2,625)	$5,396
Total assets	$333,632	$129,912	$8,902	$472,446

Nine Months Ended September 30, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenues	$65,556	$180,816	—	$246,372
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$19,412	$4,711	$(19,031)	$5,092
Total assets	$353,480	$124,057	$21,140	$498,677

Nine Months Ended September 30, 2009 (1)

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenues	$23,694	$81,862	—	$105,556
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$6,620	$3,560	$(17,691)	$(7,511)
Total assets	$333,632	$129,912	$8,902	$472,446

(1)	Includes only 125 days of acquired business operations.

The Company had no operating segments for the period from January 1, 2009 through May 28, 2009, since the Company had no operations until the May 28, 2009 business combination.

7. SHARE BASED COMPENSATION

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Compensation expense related to restricted stock	$174,559	—	$424,559	—

The following table represents unvested restricted stock activity (in number of shares) for the periods indicated.

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Balance, beginning of year	—	—
Granted (1)	521,003	—
Forfeited	(196,874)	—
Vested	(45,740)	—

Balance, end of period, respectively	278,389	—

(1)	Granted shares include actual shares granted of 302,307, as well as projected shares granted of 218,696 relating to the 2010 Incentive Compensation Plan based on 2010 Company target performance levels.

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

8. INCOME TAXES

For the three months ended September 30, 2010, the Company recorded a tax benefit against its pretax income at an effective tax rate of 58% which was higher than its normal effective tax rate primarily due to the positive impact of increased losses incurred in higher tax rate jurisdictions (United States), specifically relating to increased corporate segment costs. For the three months ended September 30, 2009, the Company’s consolidated effective tax rate of 24% was lower than its normal effective tax rate, primarily due to differences in non-deductible costs incurred relating to the May 28, 2009 business combination.

For the nine months ended September 30, 2010, the Company recorded a tax provision against its pretax income at an effective tax rate of 20% which was lower than its normal effective tax rate primarily due to certain non-U.S. income being subject to foreign rates of tax which were less than the Company’s U.S. effective tax rate. For the nine months ended September 30, 2009, the Company’s consolidated effective tax rate of 26% was lower than its normal effective tax rate, primarily due to differences in non-deductible costs incurred relating to the May 28, 2009 business combination.

9. SUBSEQUENT EVENTS

On October 15, 2010, the Company purchased an additional 700,000 of the remaining public warrants outstanding at a price of $0.13 per warrant for an aggregate purchase price of $91,000. The board of directors and executive management will continue to evaluate opportunities to repurchase these warrants in the future.

On November 4, 2010, the Company signed an amendment to certain financial covenants in the Company’s credit facility with a bank syndicate to facilitate planned expansions and possible future acquisitions. The amendment was dated as of November 5, 2010 and became fully effective as of November 8, 2010. In conjunction with the amendment, the Company also exercised the “accordion” feature of the credit facility, with the consent of the banks committing the additional funds, increasing the total lender commitment under the facility by $25 million to a total of $200 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2010. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

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

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries is a leading global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently operate an extensive global network of 25 operating storage facilities providing approximately 350 million gallons of total bulk liquid storage capacity and 37 operating liquid feed supplement facilities producing approximately 1.5 million tons of liquid feed supplements annually. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol (WWAY). As of November 9, 2010, we had approximately 487 employees.

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

In November 2009, we secured a new 3-year, $175 million senior secured revolving credit facility, provided by a nine-bank syndicate led by JPMorgan Chase Bank, N.A. and arranged by JPMorgan Securities Inc. The credit facility provides us available credit for general corporate purposes, which could include among other things working capital, capital expenditures, and acquisitions. The credit facility was recently increased by $25 million, to $200 million, on November 5, 2010.

Understanding Our Financial Information

The financial information for the three months ended September 30, 2009 and for the three and nine months ended September 30, 2010 is based on actual results. The discussion under “Results of Operations – Actual vs. Pro Forma” on page 24 includes selected nine months ended September 30, 2009 pro forma financial information derived from the Company’s and the acquired business’ unaudited results, as if the Company and the acquired business were combined as of January 1, 2009. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations nor did it generate operating revenue, as it was considered a “special purpose acquisition company.”

Highlights of the Third Quarter of 2010

The following are highlights of our financial results for the third quarter of 2010 compared to our financial results for the third quarter of 2009:

•

Net revenue for the bulk liquid storage segment totaled $21.3 million in the third quarter of 2010 compared to $17.6 million in the third quarter of 2009, an increase of 21% which was primarily driven by our addition of the Cincinnati, OH and Grays Harbor, WA terminal facilities, as well as the expansion of our Houston, TX and Port Allen, LA, terminal facilities. These additional facilities added combined capacity of approximately 60 million gallons, which accounted for 20% of our total capacity at September 30, 2009.

•

Net revenue for the liquid feed supplement segment totaled $56.0 million in the third quarter of 2010 compared to $60.7 million in the third quarter of 2009, due to our lower sales prices, which were accompanied by a decrease in raw material prices, and overall competitive conditions. Third quarter volume increased to 384,000 tons in 2010 compared to 353,000 tons in 2009, due to better performance in the overall confined animal feed market.

•

We successfully completed our tender offer for the Company’s publicly traded warrants with the purchase of 34,107,870 warrants on September 22, 2010 for an aggregate purchase price of $4,427,331 and 1,715 shares of our Class A common stock, excluding fees and expenses relating to the tender offer. Following the completion of the tender offer, we had 11,892,030 warrants outstanding, excluding the founder warrants and underwriter warrants.

•

We entered into a long-term agreement with a major oil company to lease five new tanks totaling 3.2 million gallons, which are currently under construction at our Houston 2 terminal. These tanks are expected to be on line and in service starting in November 2010. Once this expansion is completed, our two terminals in Houston will have a total capacity of approximately 92 million gallons, representing the largest investment in our global network of terminal facilities.

•

We entered into a long-term agreement with a current customer to construct a 200,000 gallon specialty product tank at our Sioux City, Iowa terminal. Completion of this project is expected by December 2010.

•

Nine stainless steel tanks totaling approximately 4.2 million gallons of capacity are currently under construction at our Amsterdam, Netherlands terminal with completion expected in the second half of 2011. After completion, this facility will have a total capacity of approximately 31 million gallons.

Also in the third quarter of 2009, Wayne Driggers, formerly our Chief Operating Officer and President, retired effective October 1, 2010. Mr. Driggers became a full-time exclusive consultant of the Company and is scheduled to continue as such through September 2011. Mr. Driggers also remains a member of our Board of Directors.

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

We currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step 1 of the goodwill impairment test. However we will perform our annual assessment in the fourth quarter, and if the projected long-term revenue growth rates, profit margins, or terminal rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, our testing could indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill could be impaired.

For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see the “Critical Accounting Estimates” section of Item 7 of our 2009 Form 10-K. We have not changed these policies from those previously disclosed.

Results of Operations - Actual vs. Actual

Third Quarter of 2010 Actual Results Compared to Third Quarter of 2009 Actual Results

CONSOLIDATED

	Three Months Ended September 30,
	2010 Actual	2009 Actual	$ Variance	% Change
	(in thousands, except percentages)
Net revenue	77,287	78,277	(990)	-1%
Cost of sales	46,079	49,424	(3,345)	-7%
Other operating costs and expenses	13,064	11,782	1,282	11%
Depreciation	6,123	3,985	2,138	54%
Selling, general and administrative expenses	9,674	7,188	2,486	35%
Total operating expenses	74,940	72,379	2,561	4%
Operating income	2,347	5,898	(3,551)	-60%
Interest expense, net	(1,333)	(462)	(871)	189%
Loss on disposal of property, plant & equipment	(383)	(40)	(343)	858%
Income tax benefit (provision)	366	(1,312)	1,678	-128%
Equity in loss of unconsolidated subsidiaries	(109)	3	(112)	-3733%
Income attributable to non-controlling interest	3	59	(56)	-95%
Net income attributable to Westway Group, Inc.	891	4,146	(3,255)	-79%
Preferred dividends accrued	(1,062)	(1,062)	—	0%
Net income (loss) applicable to common stockholders	(171)	3,084	(3,255)	-106%

The following is a discussion of actual operating results for the third quarter of 2010, compared to the actual operating results for the third quarter of 2009.

NET REVENUE

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Net Revenue	$77,287	$78,277	$(990)	-1%

Total net revenue, including transactions between us and the ED&F Man group, decreased $990,000, or 1%, to $77.3 million for the third quarter of 2010 when compared to $78.3 million for the third quarter of 2009.

In the bulk liquid storage business, net revenue increased by $3.7 million, or 21%, to $21.3 million for the third quarter of 2010 from $17.6 million for the third quarter of 2009, reflecting our expansion in this business. We added additional capacity through the acquisition of our Cincinnati, OH facility in October 2009, completion of construction of our Grays Harbor, WA facility in December 2009, expansion of our Houston, TX facility during the second half of 2009, and the expansion of our Port Allen, LA facility during the first half of 2010. Bulk liquid storage revenue from outside of the United States, which accounted for 30% of total bulk liquid storage revenue for the third quarter of 2010, decreased by 8% for the third quarter of 2010 compared to the third quarter of 2009, primarily as result of lower exchange rates for the euro and pound sterling compared to 2009. Our total capacity increased by the end of the third quarter of 2010 to approximately 350 million gallons from approximately 295 million gallons at the end of the third quarter of 2009, which did not include the additional capacity of our Cincinnati, OH or Grays Harbor WA facilities. Percentage capacity utilization of our bulk liquid storage facilities increased to 95% by the end of the third quarter of 2010 from 94% at the end of the third quarter of 2009.

We believe that capacity, capacity utilization, rates, and throughput are key to the profitability of our bulk liquid storage business. Once the high fixed cost of constructing a terminal has been incurred, the marginal cost of providing each additional increment of storage services is much less than the marginal revenues received from such services. Once current capacity is utilized, additional tanks may be built on existing sites to further leverage the property we already possess. Additionally, we may grow profitability by identifying additional strategic locations, either to acquire existing bulk liquid terminals or to develop new bulk liquid terminals.

We continue to evaluate opportunities to increase our bulk liquid storage capacity while maintaining our high utilization rate, including possible projects for greenfield expansions and target infill development planned for the future. Additionally, we are evaluating global expansion opportunities through acquisitions consistent with our criteria for investment. The trend seen thus far in 2010 of increased bulk liquid storage revenue could continue into the future, assuming successful execution and completion of expansion and acquisition projects.

For the third quarter of 2010, net revenue for the liquid feed supplements business decreased $4.7 million, or 8%, to $56.0 million, compared to net revenue of $60.7 million for the third quarter of 2009. Volumes, however, increased 31,000 tons, or 9%, to 384,000 tons for the third quarter of 2010 compared to the same period in 2009. The overall decrease in net revenues was due to our lower sales prices during the period, which were accompanied by a decrease in raw material prices, as well as overall competitive conditions.

We view volume, selling price, product mix, and margins earning as key performance indicators to the profitability of our liquid feed supplements business. Once the fixed costs of an operating facility are met, all revenue that exceeds the variable costs contributes to the profitability of our business. Generally revenues are considered an incomplete indicator of performance because large fluctuations can occur from period to period due to volatility in the underlying commodity ingredient prices which affect both competitive sales pricing and the cost of sales. In some cases, margins can actually increase despite a reduction in revenue.

Thus far, the trend in 2010 for the liquid feed supplement business has been a decline in both net revenue and the cost of ingredients. The decline in our net revenue has been somewhat greater than the decline in the cost of ingredients, mainly due to pricing differences in the purchasing of ingredient inputs, which has negatively affected our margins. This trend in margins may continue into the near future depending on the direction of the cost for our ingredients compared to the cost of ingredients for competitive feed products such as those based on corn. Margins may improve in the future as our products become more competitive to corn and other commodities, if these inputs continue their current trend of price escalation, making molasses-based products more attractive.

COST OF SALES

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Cost of Sales	$46,079	$49,424	$(3,345)	-7%

For the third quarter of 2010, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, was $46.1 million, which was a decrease of $3.3 million, or 7%, compared to cost of sales of $49.4 million for the third quarter of 2009. The decline in costs of sales was mainly due to a decrease in purchased raw material prices.

Gross profit margin (net revenue less cost of sales) in our liquid feed supplements business decreased by $1.3 million, or 12%, to $9.9 million for the third quarter of 2010 compared to gross profit margin of $11.2 million for the third quarter of 2009. This decrease resulted from various competitive pressures, including a decline in the size of the U.S. cattle herd on feed supplements. The gross profit margin percentage (net revenues minus cost of sales divided by net revenues) for the liquid feed supplement business declined slightly from 18.5 % for the third quarter of 2009 to 17.7% for the third quarter of 2010.

We believe that gross profit margin is a key performance indicator to the profitability of our liquid feed supplements business. This highly visible indicator provides us with measurable guidelines to monitor our cost of goods, which in the liquid feed supplements business can be volatile.

OTHER OPERATING COSTS AND EXPENSES

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Other Operating Costs and Expenses	$13,064	$11,782	$1,282	11%

Other operating costs and expenses for the third quarter of 2010 were $13.1 million, an increase of $1.3 million, or 11% from $11.8 million for the third quarter of 2009. This increase was principally due to operating our new Cincinnati and Grays Harbor bulk liquid storage facilities. In the liquid feed supplements business, we experienced higher energy and repair costs for the third quarter of 2010 compared to the third quarter of 2009

DEPRECIATION

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Depreciation	$6,123	$3,985	$2,138	54%

Depreciation costs increased by $2.1 million, or 54%, to $6.1 million for the third quarter of 2010 from $4.0 million for the third quarter of 2009. The increase was mainly due to our recent capital investments in the United States, including the addition of our Cincinnati and Grays Harbor facilities, as well as expansion in Houston and Port Allen.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Selling, General, and Administrative Expenses	$9,674	$7,188	$2,486	35%

Selling, general and administrative expenses for the third quarter of 2010 increased by $2.5 million, or 35%, to $9.7 million, compared to $7.2 million for the third quarter of 2009, primarily as a result of one-time legal and advisory fees relating to our public warrant tender, founder warrant amendment, and a stock registration during the third quarter of 2010, as well as a moderate increase in personnel related costs since the third quarter of 2009.

OPERATING INCOME

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Operating Income	$2,347	$5,898	$(3,551)	-60%

Operating income decreased by $3.6 million, or 60%, to $2.3 million for the third quarter of 2010 from $5.9 million for the third quarter of 2009. This decrease was primarily the result of increased selling, general, and administrative expenses, depreciation, other operating costs and expense, as well as lower liquid feed supplement gross profit margin during the third quarter of 2010. This decrease was partially offset by increased revenues derived from expanded bulk liquid storage capacity during the third quarter of 2010.

INTEREST EXPENSE

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Interest Expense, net	$(1,333)	$(462)	$(871)	189%

Interest expense increased to $1.3 million for the third quarter of 2010 compared to interest expense of $462,000 for the third quarter of 2009. The increase in interest expense was driven by higher borrowings due to capital expansions, higher interest rates, along with additional facility fees and debt amortization costs associated with the new syndicated credit facility beginning in November 2009.

INCOME TAXES

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Income Tax Benefit (Provision)	$366	$(1,312)	$1,678	-128%

We had a consolidated income tax benefit of $366,000 for the third quarter of 2010, compared to a $1.3 million income tax provision for the third quarter of 2009. The change was due to the impact of lower operating results, a positive benefit from the adjustment of our previous year’s U.S. tax provision, and our ability to apply tax benefits to our increased corporate segment costs at our highest rate during the third quarter of 2010. Accordingly, the effective tax rate changed from a 24% tax provision for the third quarter of 2009 to a 58% tax benefit for the third quarter of 2010. The effective tax rate in the third quarter of 2010 is positively impacted by increased losses incurred in higher tax rate jurisdictions (United States), specifically relating to increased corporate segment costs compared to 2009.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Three Months Ended September 30,
(in thousands)	2010 Actual	2009 Actual	Change
Net Income Attributable to Westway Group, Inc.	$891	$4,146	$(3,255)	-79%

Net income attributable to Westway Group, Inc. decreased by $3.3 million to $891,000 for the third quarter of 2010 as compared to $4.1 million for the third quarter of 2009. This decrease is primarily due to a decrease in operating income of $3.6 million and increased interest expense of $871,000, partially offset by a positive change in income taxes of $1.7 million.

Results of Operations – Actual vs. Pro Forma

In analyzing our results of operations for the first nine months of 2010, our actual results of operations for the first nine months of 2009 do not provide a very meaningful basis for comparison, since we had business operations for only the 125 days ended September 30, 2009. Through May 28, 2009, our efforts were limited to organizational activities, activities relating to the initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to negotiating and consummating the acquisition, and activities relating to general corporate matters; we neither engaged in any operations nor generated any revenue, other than interest income earned on the proceeds of the initial public offering. Consequently, a comparison of our actual results for the first nine months of 2010 to our actual results for the first nine months of 2009 would essentially consist of a review of our actual results for the full nine months ended September 30, 2010 compared against only 125 days of operations for the nine months ended September 30, 2009.

To provide readers with a more meaningful set of figures against which to compare our actual results for the first nine months of 2010, we have presented pro forma results of operations of the Company for the first nine months of 2009, as if the Company and the acquired business were combined as of January 1, 2009, and compared them with the actual results of operations of the Company for the first nine months of 2010 below.

We derived the (unaudited) pro forma results of operations from the unaudited consolidated financial statements of the acquired business from January 1, 2009 to May 28, 2009 and from the unaudited consolidated statements of the Company from May 29, 2009 to September 30, 2009, and then made certain adjustments. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on January 1, 2009, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of the adjusted pro forma results is not intended to be considered in isolation or as a substitute for the actual historical financial information prepared and presented in accordance with U.S. GAAP.

The pro forma results of operations do not include business combination expenses of $13.7 million that were incurred in the second quarter of 2009. The pro forma adjustments include an additional imputed interest expense of $1.8 million for the nine months ended September 30, 2009 relating to the period from January 1, 2009 through May 28, 2009, based on historical borrowings and average interest rates of the acquired business, since before the business combination the ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments for the first nine months of 2009 include assumed corporate public company costs of $1.2 million within general and administrative expenses associated with operating as a public company from January 1, 2009 through May 28, 2009, comparable in amount to the actual corporate public company costs incurred during 2009 after the business combination. The pro forma results include an adjustment that assumes nine months of dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share per quarter for the first nine months of 2009. The pro forma numbers include an adjustment to increase depreciation expense for the first nine months of 2009 pro forma information in the amount of $2.2 million. This adjustment was made as a result of the Company finalizing the purchase price allocation of the acquired bulk liquid storage and liquid feed supplements businesses during the second quarter of 2010 and represents the updated useful life depreciation expense attributable to the period from January 1, 2009 to June 30, 2009 on assets existing at the acquisition date. The pro forma results of operations do not include $476,000 of formation and operating costs associated with Shermen or interest income from the trust account held by Shermen of $138,000 for the first nine months of 2009.

First Nine Months of 2010 Actual Results Compared to First Nine Months of 2009 Pro Forma Results

CONSOLIDATED

	Nine Months Ended September 30,
	2010 Actual	2009 Pro Forma	$ Variance	% Change
	(in thousands, except percentages)
Net revenue	246,372	255,377	(9,005)	-4%
Cost of sales	147,794	167,670	(19,876)	-12%
Other operating costs and expenses	41,913	38,848	3,065	8%
Depreciation	19,401	13,597	5,804	43%
Selling, general and administrative expenses	26,544	21,438	5,106	24%
Founder warrant expense	1,381	—	1,381
Total operating expenses	237,033	241,553	(4,520)	-2%
Operating income	9,339	13,824	(4,485)	-32%
Interest expense, net	(3,864)	(2,527)	(1,337)	53%
Loss on disposal of property, plant & equipment	(383)	(48)	(335)	698%
Income tax provision	(1,003)	(3,393)	2,390	-70%
Equity in loss of unconsolidated subsidiaries	(319)	(243)	(76)	31%
Income attributable to non-controlling interest	15	85	(70)	-82%
Net income attributable to Westway Group, Inc.	3,785	7,698	(3,913)	-51%
Preferred dividends accrued	(3,187)	(3,187)	—	0%
Net income applicable to common stockholders	598	4,511	(3,913)	-87%

The following is a discussion of actual operating results for the first nine months of 2010, compared to the pro forma operating results for the first nine months of 2009.

NET REVENUE

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Revenue	$246,372	$255,377	$(9,005)	-4%

Total net revenue, including transactions between us and the ED&F Man group, decreased $9.0 million, or 4%, to $246.4 million for the first nine months of 2010 when compared to $255.4 million for the first nine months of 2009.

In the bulk liquid storage business, net revenue increased by $13.1 million, or 25%, to $65.6 million for the first nine months of 2010 from $52.5 million for the first nine months of 2009, reflecting our expansion in this business. We added additional capacity through the acquisition of our Cincinnati, OH facility in October 2009, completion of construction of our Grays Harbor, WA facility in December 2009, expansion of our Houston, TX facility during the second half of 2009, and the expansion of our Port Allen, LA facility during the first half of 2010. Bulk liquid storage revenue from outside of the United States, which accounted for 31% of total bulk liquid storage revenue for the first nine months of 2010, stayed consistent compared to the first nine months of 2009, as a result of increased throughput, offset by slightly lower exchange rates for the euro and pound sterling compared to 2009. Our total capacity increased by the end of the first nine months of 2010 to approximately 350 million gallons from approximately 295 million gallons at the end of the first nine months of 2009, which did not include the additional capacity of our Cincinnati, OH or Grays Harbor WA facilities. Percentage capacity utilization of our bulk liquid storage facilities increased to 95% by the end of the first nine months of 2010 from 94% at the end of the first nine months of 2009.

For the first nine months of 2010, net revenue for the liquid feed supplements business was $180.8 million, which was a decrease of $22.1 million, or 11%, compared to net revenue of $202.9 million for the first nine months of 2009. Volume for the first nine months of 2010 stayed consistent with volume for the first nine months of 2009 at 1.2 million tons. The decrease in net revenue was primarily due to our lower sales prices, which were accompanied by a decrease in raw material prices, the consequence of liquid feed supplement products being marginally less competitive in the first and second quarter of 2010 compared to dry feed products, the continued decline in total cattle numbers, and competitive conditions.

COST OF SALES

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Cost of Sales	$147,794	$167,670	$(19,876)	-12%

For the first nine months of 2010, cost of sales for our liquid feed supplements segment, including related party purchases from the ED&F Man group, was $147.8 million, which was a decrease of $19.9 million, or 12%, compared to cost of sales of $167.7 million for the first nine months of 2009. The decrease was mainly due to a decrease in purchased raw material prices.

Gross profit margin (net revenue less cost of sales) in our liquid feed supplements business decreased by $2.2 million, or 6%, to $33.0 million for the first nine months of 2010 compared to $35.3 million for the first nine months of 2009. This decrease resulted from various competitive pressures, including a decline in the size of the U.S. cattle herd on feed supplements. The gross profit margin percentage (net revenues minus cost of sales divided by net revenues) for the liquid feed supplement business increased slightly from 17.4% for the first nine months of 2009 to 18.3% for the first nine months of 2010.

OTHER OPERATING COSTS AND EXPENSES

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Other Operating Costs and Expenses	$41,913	$38,848	$3,065	8%

Other operating costs and expenses of $41.9 million increased by $3.1 million, or 8%, for the first nine months of 2010 from $38.8 million for the first nine months of 2009, principally as a result of operating our new Cincinnati and Grays Harbor bulk liquid storage facilities.

DEPRECIATION

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Depreciation	$19,401	$13,597	$5,804	43%

Depreciation costs increased by $5.8 million, or 43%, to $19.4 million for the first nine months of 2010 from $13.6 million for the first nine months of 2009. The increase was mainly due to our recent capital investments in the United States, including the addition of our Cincinnati and Grays Harbor facilities, as well as expansion in Houston and Port Allen. The increase was also partially due to a one-time expense of $1.2 million in additional depreciation recorded during the second quarter of 2010 as a result of the cumulative impact from 2009 of additional depreciation relating to the Company finalizing the assumptions used in assigned useful lives to the property, plant, and equipment acquired in the May 28, 2009 business combination.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Selling, General, and Administrative Expenses	$26,544	$21,438	$5,106	24%

Selling, general and administrative expenses for the first nine months of 2010 increased by $5.1 million, or 24%, to $26.5 million, compared to $21.4 million for the first nine months of 2009, primarily as a result of increased legal, advisory, and other professional fees, specifically relating to one-time costs associated with our public warrant tender, founder warrant amendment, two stock registrations, and other transactions that did not occur in 2009. The increase was also partially due to moderate increases in personnel related costs since the first nine months of 2009.

FOUNDER WARRANT EXPENSE

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Founder Warrant Expense	$1,381	$—	$1,381

During the second quarter of 2010, our shareholders approved the founder warrant amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million during the first nine months of 2010 which is equal to the increase in value of the founders warrants as of the date the amendment was approved, based on a calculation using the Black-Scholes option pricing method. The founder warrant amendment was also recorded as an increase in stockholders’ equity (specifically, as additional paid-in capital) equal to the increase in fair value of $1.4 million.

OPERATING INCOME

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Operating Income	$9,339	$13,824	$(4,485)	-32%

Operating income decreased by $4.5 million, or 32%, to $9.3 million for the first nine months 2010 from $13.8 million for first nine months of 2009. This decrease was primarily the result of increased depreciation, selling, general and administrative expenses, other operating costs and expenses, as well as lower liquid feed supplement gross profit margin during the first nine months of 2010. The decrease was also due to a one-time founder warrant expense of $1.4 million during the first nine months of 2010. This was partially offset by increased revenues derived from expanded bulk liquid storage capacity during the first nine months of 2010.

INTEREST EXPENSE

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Interest expense, net	$(3,864)	$(2,527)	$(1,337)	53%

Interest expense was $3.9 million for the first nine months of 2010, an increase of $1.3 million, or 53%, from $2.5 million for the first nine months of 2009. The increase in interest expense was driven by higher borrowings due to capital expansions and higher interest rates, along with additional facility fees and debt amortization costs associated with the new syndicated credit facility beginning in November 2009.

INCOME TAXES

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Income tax provision	$(1,003)	$(3,393)	$2,390	-70%

Our consolidated income tax provision of $1.0 million for the first nine months of 2010 decreased by $2.4 million, or 70%, from $3.4 million for the first nine months of 2009. The change was due to the impact of lower operating results and our ability to apply tax benefits to our increased corporate segment costs at our highest rate during the first nine months of 2010. The change in our effective tax rate from 30% for the first nine months of 2009 to 20% for the first nine months of 2010 was due to increased losses incurred in higher tax rate jurisdictions (United States), specifically relating to increased corporate segment costs compared to 2009.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Nine Months Ended September 30,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Income attributable to Westway Group, Inc.	$3,785	$7,698	$(3,913)	-51%

Net income attributable to Westway Group, Inc. decreased by $3.9 million, or 51%, to $3.8 million for the first nine months of 2010 as compared to $7.7 million in the first nine months of 2009. This decrease was primarily due to a decrease in operating income of $4.5 million and an increase in interest expense of $1.3 million. This was partially offset by a reduction in income taxes of $2.4 million.

Liquidity and Capital Resources

Cash and Working Capital

During the first nine months of 2010, our cash and cash equivalents decreased slightly by $244,000 from December 31, 2009 to a total of $9.5 million at September 30, 2010. This decrease was the result of cash provided by operating activities of $20.5 million, cash used in investing activities of $16.1 million, cash used in financing activities of $4.5 million, and a negative exchange rate effect of $91,000.

Our working capital (by which we mean total current assets less total current liabilities) increased from $24.2 million at December 31, 2009, to $31.7 million at September 30, 2010.

Total net trade accounts receivable, including amounts due from related parties, decreased 25% to $32.9 million at September 30, 2010 from $43.7 million at December 31, 2009, due primarily to the seasonality of the liquid feed supplement business, which is predominately driven by cattle feeding and typically stronger in the fall and winter months (feed season) because cattle are fed grasses during the spring and summer months.

Total trade accounts payable, including amounts due to related parties, decreased 49% to $15.7 million at September 30, 2010 from $30.5 million at December 31, 2009, due primarily to payments made during the first quarter of 2010 owed to the ED&F Man group, mainly for molasses purchases, as well as the seasonality of the liquid feed supplement business.

Sources

Our capital requirements have generally been financed primarily with cash flows from operations and with borrowings under our credit facilities from time to time. At September 30, 2010, we had $83.3 million of borrowing capacity available under our $175 million bank revolving credit facility.

Our internal sources of liquidity generally include our cash balances, our cash equivalents (which are readily convertible to cash), and our current cash flows from operations. Our external sources of liquidity include our bank revolving credit facility. Our available sources of liquidity include the balance still available to be drawn down under the credit facility. The credit facility was increased on November 5, 2010, by another $25 million pursuant to its “accordion” feature, whereby the available credit under the facility was expanded.

Uses

We used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll; to fund capital expenditures for maintenance, expansions, and acquisitions; and to pay debt service and taxes.

Trends

The cash flows from operations of the bulk liquid storage and liquid feed supplements businesses, both while owned by the ED&F Man group and after we acquired them on May 28, 2009, have been positive for each 12 month fiscal year for the last 3 years. We expect cash flows from operations to be positive for the next twelve months as a whole. We also note that the capital expenditures of our two businesses for expansion and acquisitions have generally been increasing and are likely to continue.

Cash Flows

Operating Activities

Our net cash provided by operating activities for the first nine months of 2010 was $20.5 million, whereas in the first nine months of 2009, net cash used by operating activities was $3.3 million. This increase in operating cash flow is largely due to the Company operating for a full nine month period in 2010 compared to only 125 days of acquired business operations in the first nine months of 2009, which included $13.7 million of business combination expenses. This increase was partially offset by an increase in working capital during the first nine months of 2010 driven by significant payments to the ED&F Man group for related party payables outstanding, mainly for molasses purchases, and also partially offset by payments relating to employee bonuses.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, volume fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials such as molasses, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in a net cash outflow of $16.1 million for the first nine months of 2010, compared to a net cash inflow of $23.3 million for the comparable period in 2009. The change is primarily due to the release of $138.4 million in cash held in our trust account at the closing of the business combination on May 28, 2009, partially offset by $99.6 million paid to ED&F Man as consideration for the acquired business.

Net cash of $16.1 million and $15.2 million for the first nine months of 2010 and 2009 was used for capital expenditures, primarily in our bulk liquid storage segment in the United States. Since the business combination on May 28, 2009, the cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

Our financing activities resulted in a net cash outflow of $4.5 million for the first nine months of 2010, compared to an outflow of $19.4 million for the comparable period in 2009. The difference between the periods is primarily due to the payment of $55.1 million upon redemption of 9,189,990 shares of common stock, the repurchase of 2,514,369 Class A common stock for $15.1 million, and a special cash dividend of $1.00 per share on Class A common stock totaling $11.4 million, all during the first nine months 2009.

Proceeds received from borrowings under our credit facility were $36.7 million for the first nine months of 2010 compared to $124.8 million for the first nine months of 2009. This difference was due to additional proceeds needed at the consummation of the business combination on May 28, 2009. Proceeds received of $36.7 million from borrowings for the first nine months of 2010 were used to fund purchases of raw materials and capital expenditures.

Repayments on our credit facility for the first nine months of 2010 totaled $36.6 million compared to $62.6 million for the first nine months of 2009. Another $4.4 million was used to purchase 34,056,370 of our publicly traded warrants during the third quarter of 2010.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the first nine months of 2010, the effect of exchange rate changes reduced our cash and cash equivalents by $91,000, primarily due to the strengthening of the U.S. dollar against the euro and pound sterling during this period. By contrast, during the first nine months of 2009, the effect of exchange rate changes increased our cash and cash equivalents by $539,000 primarily due to the weakening of the U.S. dollar against the euro and pound sterling.

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

Sources

We expect our principal sources of liquidity in 2010 to be our cash from operations and our credit facility, as to which the available borrowing capacity on September 30, 2010 was $83.3 million. We expect our cash flow from operating activities to be positive for the remainder of the year and for the next twelve months as a whole.

Our operating activities for 2010 as a whole are expected to generate positive cash flows significantly greater than in 2009. In 2010 we expect to operate for a full 12 months rather than just 7 months as in 2009. As cash flow from operations is a key source of liquidity for us, further decreases in demand for our products or services would reduce the availability of funds, especially any further decrease in demand for bulk liquid storage services by the ED&F Man group, our largest customer.

On November 4, 2010, the Company signed an amendment to certain financial covenants in our credit facility with a bank syndicate to facilitate a possible strategic acquisition contemplated by the Company and planned expansions of existing facilities in Houston and Amsterdam. The amendment was dated as of November 5, 2010 and became fully effective as of November 8, 2010. In conjunction with the amendment, the Company also exercised the “accordion” feature of the credit facility, with the consent of the banks committing the additional funds, increasing the total lender commitment under the facility by $25 million to a total of $200 million.

Uses

We expect to pay operating expenses, maintenance capital expenses, interest payments, and tax payments, as well as expansion and acquisition capital expenditures and discretionary debt principal payments.

As part of our operating expenses, we expect to continue to make significant purchases of raw materials for our liquid feed supplements business. We and the ED&F Man group have a long-term molasses supply agreement, pursuant to which the ED&F Man group is expected to continue to be our primary supplier of cane molasses. The initial term of the agreement is for a period of 10 years, beginning May 28, 2009, after which the agreement provides for automatic renewals for successive one-year periods unless either party gives notice of non-renewal.

Also as part of operating expenses, we expect to continue to make significant lease payments. We have long-term operating leases on 20 bulk liquid storage facilities and 20 liquid feed supplements processing and distribution facilities. Typically our leases extend beyond five years.

In the normal course of business, we make investments in the properties and facilities utilized by our bulk liquid storage and liquid feed supplements businesses. As a result, at any given time, we have outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred. At September 30, 2010, these commitments totaled $7.9 million.

We currently have ongoing expansion projects for the construction of 3.2 million gallons of new storage capacity and associated infrastructure at our Houston No. 2 terminal, which new capacity is expected to be put into service starting in November 2010, and the construction of 4.2 million gallons of new capacity and associated infrastructure at our Amsterdam, Netherlands terminal, with completion expected in the second half of 2010. Other smaller expansion projects are also being pursued.

Any liquidity in excess of our operating expenses and planned capital expenditures is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy, which at this time is focused on expanding our bulk liquid storage business.

Short-term Adequacy

We believe that our current cash and cash equivalents, credit facility (as recently amended in November 2010), and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, to make our planned capital expenditures, and to meet our commitments through at least the next 12 months. We do not expect that we are reasonably likely to be in breach of any covenants relating to our outstanding debt during this period.

We expect that our operating expenses, maintenance capital expenditures, interest payments, and tax payments will generally be funded by cash from operating activities during the remainder of 2010, for the year as a whole, and for the next twelve months as a whole.

We believe cash generated from operations, combined with our availability to draw on our current credit facility (as recently amended in November 2009), will be sufficient to fund our expansion and acquisition capital expenditures in 2010 and for the next twelve months as a whole. Our expansion and acquisition capital expenditures can generally be accelerated or scaled back depending on our liquidity.

Our cash generated from operating activities is subject to fluctuations in the global economic condition. We expect that the reduced availability of credit due to current economic conditions has reduced and may reduce the demand of some of our customers for our products and services, but we do not expect to suffer a cash crisis that will prevent us from completing our committed expansion projects.

Long-term Adequacy

Beyond the next twelve months, we expect that we will likely have the ability to generate sufficient liquidity and capital resources to meet our future cash requirements, including our debt obligations, for the reasonably foreseeable future. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

* our businesses should continue to generate significant operating cash flow on an annual basis;

* the ongoing maintenance capital expenditures associated with our businesses should be readily funded from their annual operating cash flow or available financing; and

* we expect be able to refinance or extend maturing debt on terms that can be supported by the performance of our businesses.

General

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements, and capital expenditure plans. Our ability to access additional debt or equity capital in the long-term depends on the availability of capital markets, our operating and financial performance, and pricing on commercially reasonable terms. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current capital structure and financing, including the issuance of additional equity or long-term debt, refinancing our credit facility, and other restructurings or financings. In addition, we may from time to time seek to repurchase a portion of our outstanding equity, including common stock and/or warrants, in open market purchases, privately negotiated transactions, or otherwise; and we may also review our corporate dividend policy. These matters, if any, will depend on prevailing market conditions, contractual restrictions, government regulations, and other factors. The amount of these matters may be material and may involve significant amounts of cash and/or financing availability.

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

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This quarterly report on Form 10-Q should be read in conjunction with the discussion in our 2009 Form 10-K (as updated on this Form 10-Q) regarding risk factors, including the factors described in the “Factors that Affect Financial Performance” section of Item 7 and the “Risk Factors” section, Item 1A.

The recent oil spill related to British Petroleum (BP) in the Gulf of Mexico did not have impact on our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our accumulated other comprehensive income as presented in our consolidated statements of stockholders’ equity includes unrealized gains and losses from foreign currency translation. The assets, liabilities and results of operations of certain of our foreign subsidiaries are measured using their functional currency, which is the currency of the foreign economic environment in which they operate. Upon consolidating these subsidiaries, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date, their revenue and expenses are translated at the weighted average currency exchange rate for the applicable reporting period, and their stockholder’s equity accounts are translated at historical exchange rates during the applicable reporting periods. Gains or losses from translation of foreign subsidiaries are included in accumulated other comprehensive income.

Translation adjustments included in accumulated other comprehensive income for the nine months ended September 30, 2010 were $706,000 of unrealized losses primarily due to the strengthening of the U.S. dollar against the euro and pound sterling. This exchange rate change negatively impacted the net assets used in our foreign operations and held in local currencies, resulting in a decrease in cumulative translation adjustments to a $1.7 million unrealized gain as of September 30, 2010, compared to a $2.4 million unrealized gain as of December 31, 2009. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

For more information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2009 Form 10-K. There were no material changes to our market risk exposure during the third quarter of 2010.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2010, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, disclosure controls and procedures provide only reasonable, and not absolute, assurance that their objectives are met.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which we are a party, or of which any of our property is subject, or known by us to be contemplated by governmental authorities, that are material to us, our business, or our financial condition.

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

We are dependent, in part, on the efforts of executive members of our management team, including Messrs. James Jenkins, Thomas Masilla, and Steve Boehmer. The loss of services of one or more of these individuals could have an adverse effect on our business strategies and the growth and development of our business. If one or more of these individuals were no longer affiliated with us, or if we ceased to receive advisory services from them, our inability to recruit other employees of equivalent talent could have an adverse effect on our financial condition and results of operations. We have an employment contract with Mr. Masilla.

Three executive members of our management team recently retired or resigned. Peter Harding, our former CEO, retired in June 2010. Scott MacKenzie, formerly the President of Westway Terminal, resigned in July 2010. Wayne Driggers, formerly our COO and President, retired effective October 1, 2010, after which he became a full-time consultant of the Company and is scheduled to continue as such through September 2011. Mr. Driggers also remains a member of our Board of Directors. We believe that the skill and experience of the current management team, supplemented for a time by advice from Mr. Driggers pursuant to the consulting agreement and as a director, will allow us to avoid any material adverse effect on our business that might otherwise have resulted from the retirements of Mr. Harding and Mr. Driggers and the resignation of Mr. McKenzie.

The unaudited pro forma financial information is not necessarily an indication of our financial condition or results of operations.

The unaudited pro forma financial statements contained in our 2009 Form 10-K and in this Form 10-Q are not an indication of our financial condition or results of operations. The unaudited pro forma financial statements have been derived from our and our predecessor’s historical financial statements and many adjustments and assumptions have been made after giving effect to the business combination. Although the information upon which these adjustments and assumptions have been made in this Form 10-Q is no longer preliminary, these kinds of adjustments and assumptions are difficult to make with complete accuracy. As a result, our actual financial condition and results of operations may not be consistent with, or evident from, these pro forma financial statements.

Our outstanding warrants may be exercised in the future, which would result in dilution to our stockholders and increase the number of shares of our Class A common stock eligible for future resale in the public market, which could have an adverse effect on the market price of our Class A common stock.

In September 2010, in an effort to simplify our capital structure, we completed a tender offer for the approximately 46.0 million warrants issued in connection with our initial public offering, which resulted in our purchase of approximately 34.1 million of these warrants, and in October 2010 we purchased another 700,000 of these warrants. As a result of the foregoing, as of November 9, 2010, there were outstanding approximately 11.2 million of these publicly traded warrants. Each of these warrants is exercisable for the purchase of one share of Class A common stock at $5.00 per share and is scheduled to expire on May 24, 2011. There are also outstanding approximately 5.2 million founder warrants, each of which is similarly exercisable, but with a cashless exercise provision; one third of these warrants are scheduled to expire on each of May 24, 2012, 2013, and 2014. Thus, as a result of the recent tender offer and subsequent purchases, the total number of warrants of any kind outstanding has been significantly reduced from 51.2 million to 16.4 million. (There are also outstanding options issued to underwriters to purchase 700,000 units, each unit consisting of one share of common stock and two warrants, each warrant exercisable for the purchase of one share of Class A common stock at $6.25 per share and scheduled to expire on May 24, 2011.) As of the close of business on November 8, 2010, there were approximately 13.9 million shares of our Class A common stock outstanding, at a market price of $4.10 per share.

Each of the warrants likely will be exercised only if the market price of our Class A common stock is above the warrant’s exercise price. To the extent the warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to our stockholders and will increase the number of shares of Class A common stock eligible for resale in the public market. Sales of such shares of Class A common stock in the public market could adversely affect the market price of our Class A common stock. The board of directors and executive management will continue to evaluate opportunities to repurchase these warrants in the future.

Update of Certain Historical Information in Risk Factors

In addition to the foregoing revision of the foregoing risk factors, we note the following changes in certain of the historical information included in the other risk factors set forth in our 2009 Form 10-K:

— Total indebtedness under our $175 million bank syndicate credit facility increased from $91.6 million at December 31, 2009 to $91.7 million at September 30, 2010.

— The name of Westway Holdings Corporation, a wholly-owned subsidiary of ED&F Man and the owner of all of the outstanding shares of our Class B common stock and of our Series A Convertible Preferred Stock, was changed to Agman Louisiana, Inc. on June 17, 2010.

— ED&F Man and its affiliates own 47.5% of our outstanding common stock as of November 9, 2010.

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

Unregistered Sales of Equity Securities

In August and September 2010, we conducted a tender offer to holders of up to 45,999,900 warrants originally issued in our initial public offering, each exercisable into one share of our common stock, par value $0.0001 per share, for $5.00 per share, ultimately to provide each tendering warrant holder with the opportunity to receive either (i) $0.13 per warrant tendered by such holder, net to such holder in cash, without interest and less any required holding taxes, (ii) one share of our class A common stock for every 30 warrants tendered for exchange (and not tendered for cash) by such holder, or (iii) any combination of cash and stock as such holder may elect on the terms set forth above. After amendments and extensions, the offer expired on September 21, 2010. In connection with the offer, a total of 34,107,870 warrants were validly tendered, not withdrawn, and accepted for purchase, for an aggregate purchase price of $4,427,330.70 and 1,715 shares of our class A common stock (excluding fees and expenses relating to the offer). The 1,715 shares were issued on September 23, 2010. The issuance was made pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with its existing security holders exclusively. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Repurchases of Equity Securities

The table below provides information on purchases made by the Company or any affiliated purchaser thereof during the indicated months of shares of the Company’s equity securities that were registered pursuant to section 12 of the Exchange Act.

Period	(a) Total number of shares or other units purchased		(b) Average price paid per share or unit	(c) Total number of shares or units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
7-1-10 to 7-31-10	0		0	0	0
8-1-10 to 8-31-10	0		0	0	0
9-1-10 to 9-30-10	34,107,870 warrants	(1)	$0.13, or 1/30 share of class A common stock, per warrant (1)	0	0

(1)	The 34,107,870 warrants were purchased through a tender offer, as described above under “Unregistered Sales of Equity Securities”. Of the 34,107,870 warrants, 34,056,370 warrants were purchased for $4,427,330.70, or $0.13 per warrant, and the remaining 51,500 warrants were exchanged for 1,715 shares of class A common stock, or 1/30 share of class A common stock per warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We did not suffer any defaults with respect to indebtedness.

With respect to dividend arrearages, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. To date, such dividends have not been paid and have been accrued. The total arrearage of such cash dividends on our Series A Convertible Preferred Stock on the date of filing this report, November 9, 2010, is $6,162,540.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

Amendment of Credit Agreement

On November 4, 2010, the Company signed a Second Amendment to Credit Agreement, amending certain financial covenants of its existing credit facility with a syndicate of banks led by JPMorgan Chase. The amendment is with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (initially, JPMorgan Chase Bank, N.A., Regions Bank, Capital One, N.A., Rabobank Nederland, Suntrust Bank, Compass Bank, Whitney National Bank, Societe Generale, and CoBank ACB). The amendment was dated as of November 5, 2010 and became fully effective as of November 8, 2010.

The amendment was made to facilitate a possible strategic acquisition contemplated by the Company and planned expansions of existing facilities in Houston and Amsterdam. In conjunction with the amendment, the Company also exercised the “accordion” feature of the credit facility, with the consent of the banks committing the additional funds, increasing the total lender commitment under the facility by $25 million to a total of $200 million.

The amendment made the following changes to the credit facility financial covenants:

— permitted investments that (i) were disclosed to JPMorgan Chase prior to the effective date of the amendment, (ii) are in an amount not exceeding $60 million, and (iii) are consummated before March 31, 2011.

— increased the limit on capital expenditures for calendar year 2011 from $40 million to $75 million.

— increased the permitted specially-defined maximum consolidated total leverage ratio, measured as of the last day of the fiscal quarter, to 3.75 to 1 for the fourth quarter of 2010 and each quarter in 2011 and 3.25 to 1 for each quarter thereafter (under the prior terms, the maximum ratio was 3.5 to 1 for the fourth quarter of 2010, 3.25 to 1 for each quarter in 2011, and 3.0 to 1 for each quarter thereafter).

The foregoing description of the Second Amendment to Credit Agreement does not purport to describe all of the terms of the amendment and is qualified in its entirety by reference to the complete text of the agreement, which is filed as Exhibit 4.3 to this Form 10-Q and is incorporated herein by reference. The agreement has been filed to provide investors with information regarding its terms, but not to provide any other factual information about the Company. Any representations and warranties and other provisions of the agreements should not be relied on by investors as statements of fact. For a description of the Credit Agreement before amendment, see our current report on Form 8-K filed with the SEC on November 17, 2009.

JPMorgan Chase Bank, N.A. provides ongoing commercial banking services, including custodial and cash management services, to the Company, for which it receives customary fees and reimbursement of expenses. JPMorgan Chase Bank, N.A. also received an amendment fee, which it shared with the other banks committing additional funds. Its affiliate JPMorgan Securities, Inc. arranged for the amendment to the Credit Agreement as well as the original Credit Agreement and the Guarantee and Collateral Agreement associated with the Credit Agreement, for which services it received customary fees.

Amendment to Bylaws

On November 4, 2010, our board of directors amended our Bylaws in order to:

— remove any doubt as to the authority of the Board of Directors to make director nominations and to bring any other business that it sees fit before an annual meeting of stockholders.

— clarify the right of the ED&F Man group to make nominations to the Board of Directors or propose any other business at an annual meeting of stockholders without complying with the notice procedures applicable to all other stockholders.

— clarify that only such business as is specified by the person or group calling a special meeting shall be included in the notice of such meeting.

— clarify the process by which the ED&F Man group may nominate persons for election as directors at a special meeting of the stockholders.

— correct section references and fix inconsistencies throughout.

The foregoing description of the amendments to the Bylaws does not purport to describe all of the terms of the amendments and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which are filed as Exhibit 3.2 to this Form 10-Q and are incorporated herein by reference.

Compensation Increase

On November 4, 2010, the Board of Directors approved a grant of 100,000 shares of Class A common stock to James B. Jenkins, the interim Chief Executive Officer. Mr. Jenkins was granted this bonus of restricted stock in order to align his compensation more closely with the performance of our Company. The grant was made pursuant to the 2010 Incentive Compensation Plan, which is outlined in the section titled “Proposal 3” in our Proxy Statement filed on May 18, 2010. The restricted stock will vest (i.e. no longer be subject to possible forfeiture) over a three year period, with one-third of the stock vesting at the end of each year. Pursuant to the terms of the 2010 Incentive Compensation Plan, Mr. Jenkins will have the right to vote and receive dividends on the vested and unvested restricted stock.

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

Dated: November 9, 2010

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

Exhibit Number	Exhibit Title

2.1	Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly known as Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Agman Louisiana, Inc. (formerly known as Westway Holdings Corporation), Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amendment of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

3.2	Amended and Restated By-laws, dated as of November 4, 2010

4.1	Founder Warrant Agreement, dated as of May 30, 2007, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1/A filed with the SEC on May 17, 2007)

4.2	Amendment No. 1 to Founder Warrant Agreement, dated August 30, 2010, between Westway Group, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2010)

4.3	Second Amendment to Credit Agreement, dated as of November 5, 2010, among Westway Group, Inc. as borrower, JPMorgan Chase bank, N.A., as administrative agent, and the lenders from time to time party thereto

10.1	Amended and Restated Offer to Purchase and Exchange dated September 8, 2010, as amended (incorporated by reference to Exhibit (a)(1)(E) of the Company’s Amendment No. 3 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 8, 2010, as amended by Amendment No. 4 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 17, 2010)

10.2	Amended and Restated Letter of Transmittal (including Guidelines of the Internal Revenue Service for Certification of Taxpayer Identification Number on Substitute Form W-9) (incorporated by reference to Exhibit (a)(1)(F) of the Company’s Amendment No. 3 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 8, 2010)

10.2	Amendment No. 1 to Founder Warrant Agreement, dated August 30, 2010, between Westway Group, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2010)

10.3	Consulting Agreement between Wayne Driggers and Westway Group, Inc. dated September 16, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2010)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002