Form 10-K
period 2010-12-31
Westway Group, Inc.
filed 2011-03-31
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s Class A Common Stock, par value $0.0001 per share, was last sold as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $36.5 million.

As of March 21, 2011, 14,286,226 shares of our Class A Common Stock, par value $0.0001 per share, and 12,624,003 shares of our Class B Common Stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission by April 30, 2011, are incorporated by reference into Part III of this Form 10-K.

Westway Group, Inc. Index to Form 10-K

CERTAIN DEFINED TERMS

Unless the context otherwise requires, when used in this annual report on Form 10-K:

•

the “Company” or “we” or “us” or “Westway Group, Inc.” means the public company now named Westway Group, Inc. (which was named Shermen WSC Acquisition Corp. before May 28, 2009), together with its wholly-owned subsidiaries;

•

the “acquired business” or “predecessor” means the bulk liquid storage and liquid feed supplements businesses, prior to acquisition, that were acquired by the Company from the ED&F Man group in the 2009 business combination;

•	the “2009 business combination” means the set of transactions consummated on May 28, 2009, by which the Company acquired the acquired business;

•	“ED&F Man” means ED&F Man Holdings Limited, on an unconsolidated basis;

•	“ED&F Man group” means ED&F Man and its direct and indirect subsidiaries; and

•	“Agman” means Agman Louisiana, Inc. (which was named Westway Holdings Corporation before June 17, 2010), a subsidiary of ED&F Man and member of the ED&F Man group;

•

In circumstances where we wish to stress that we are limiting the time period when we are referring to the Company, we have referred to the Company before the 2009 business combination as “Shermen WSC Acquisition Corp.” or simply “Shermen”;

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements regarding our future performance, liquidity, and capital resources, our plans and objectives for future operations, and assumptions relating to the foregoing. Such statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Our use of words such as “believe,” “expect,” “anticipate,” “intend,” “aim,” “will,” “shall,” “may,” “should,” “could,” “would,” “plan,” “estimate,” “continue,” “foresee,” or the negative of such terms, or other similar expressions, often further identify a statement as a forward-looking statement.

We have based our forward-looking statements on our current expectations and projections about future events, trends, and uncertainties. Our forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. There are a number of important factors that could cause our actual results and financial position to differ materially from those contemplated by our forward-looking statements, including, among other things, the risk factors discussed in the “Risk Factors” section of this Form 10-K.

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

On May 28, 2009, we completed the acquisition of the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group (which we refer to as the “acquired business” or our “predecessor”). In conjunction with the completion of the business combination, we changed our name from Shermen WSC Acquisition Corp. to Westway Group, Inc.

Through our wholly-owned subsidiaries, we are a leading provider of bulk liquid storage and related value-added services, and a leading manufacturer and distributor of liquid animal feed supplements. We operate an extensive global network of 61 operating facilities providing approximately 352 million gallons of total bulk liquid storage capacity and producing approximately 1.6 million tons of liquid feed supplements annually.

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

We benefit significantly from the breadth of markets served by our businesses. Our bulk liquid storage business has maintained a long-term presence in a number of highly strategic, deep water ports around the world. This locational advantage provides our international customer base access to these strategic storage locations and the highest level of service for these critical markets. Our liquid feed supplements business is the leading North American manufacturer of liquid feed supplements and the only supplier with a true national U.S. footprint.

Our Management Team

We have an experienced senior management team comprised of James B. Jenkins as Chief Executive Officer, Thomas A. Masilla Jr. as Chief Financial Officer, Gene McClain as President of our bulk liquid storage business, and Steve Boehmer as President of our liquid feed supplements business. Mr. Jenkins has worked in the commodities industry for 28 years, and Messrs. McClain and Boehmer have 30 and 34 years of relevant industry experience, respectively. Mr. Masilla possesses over 35 years of extensive executive and financial management experience in publicly traded entities.

We also benefit from the skill, experience, and commitment of a talented staff of middle managers across our various functions and geographies. In particular, one of the important strengths of our Company is our health, safety, environmental, and quality team, which provides continual reviews of policy and regulatory compliance aimed at minimizing our exposure to injury and loss, ensuring the highest quality of service to our customers, and overseeing the physical integrity of our facilities. Our management team has years of experience in successfully designing and executing numerous acquisitions, new site openings, facility expansions, and new product introductions.

Global Footprint Locations

NORTH AMERICA
Liquid Feed Supplements
Bulk Liquid Storage
SOUTH, KOREA
Incheon
Mackay
Wacol
Braybrook
AUSTRALIA
EUROPE
Grangemouth, UK
Dublin, Ireland
Hull, UK
Esbjerg, Denmark
Liverpool, UK 1&2
Avonmouth, UK
Gdynia, Poland
Amsterdam, Netherlands

Recent Developments

Since January 1, 2010, we have focused primarily on continuing to expand our bulk liquid storage capacity, increasing liquidity for our stockholders, making changes in our management personnel, and simplifying and improving our capital structure.

First Quarter 2010

•

During the first quarter of 2010, we completed an expansion of our terminal at the Port of Greater Baton Rouge in Port Allen, Louisiana, adding 5.6 million gallons of storage capacity. The expansion went into service and began producing revenue in June 2010. The completion of this $5.9 million project expanded our logistical infrastructure with deep water access for ocean-going vessels as well as our rail and truck capabilities. This expansion was part of our ongoing strategy to increase our company-wide bulk liquid storage capacity.

•

Also in February 2010, we filed with the SEC a registration statement on Form S-3 registering approximately 21.2 million shares of our Class A common stock for various shareholders, including a subsidiary of ED&F Man, various former and current employees of the ED&F Man group, and various directors and officers.

Second Quarter 2010

•

In April 2010, the ED&F Man group, which had been our sole bulk liquid storage customer at our Port of Inchon, South Korea terminal, began leasing the entire terminal (including all improvements and equipment) from us on a triple net basis (lessee pays insurance, property taxes, and maintenance). The lease provides for rent of $400,000 per year, has a principal term of three years, and grants an option to the ED&F Man group to purchase the terminal (including improvements and equipment) for $3,000,000, exercisable at any time during the term of the lease.

•

In June 2010, Peter J.M. Harding retired as our Chief Executive Officer and a director. Our Board of Directors appointed Jim Jenkins, one of our directors, to serve as our interim Chief Executive Officer.

•

On June 30, 2010, we held our annual meeting of stockholders, at which our stockholders took four actions. First, our Class A common stockholders re-elected John E. Toffolon, Jr., and our Class B common stockholders re-elected Philip Howell, James Jenkins, and Gregory Holt, to our Board of Directors. Second, our Class A and Class B common stockholders, voting as separate classes, approved an amendment to our certificate of incorporation clarifying the power of either our stockholders or our Board of Directors, acting alone by appropriate class votes, to amend certain provisions of our bylaws. Third, our Class A and Class B common stockholders, voting as a single class, approved our 2010 Incentive Compensation Plan. And fourth, our Class A and Class B common stockholders, voting as a single class, approved certain amendments to the warrant agreements governing our outstanding founder warrants and corresponding amendments to the founder warrants themselves.

Third Quarter 2010

•

In August 2010 Gene McClain was promoted to the position of Executive Vice President of our bulk liquid storage subsidiary, with global responsibility for our terminal operations and marketing; he was later subsequently promoted to President of Westway Terminal Company, LLC in January 2011.

•

In August 2010, we commenced a tender offer for approximately 46.0 million of our outstanding publicly-traded warrants at an offer price of $0.13 per warrant. Later in the tender period, we also offered warrant holders the alternative of accepting one share of our Class A common stock for every 30 warrants tendered. At the expiration of our tender offer in September 2010, approximately 34.1 million warrants were tendered, and they were exchanged shortly thereafter for an aggregate purchase price of approximately $4.4 million and 1,715 shares of our Class A common stock. We were very pleased with the successful completion of our warrant tender offer, as it provided us with an improved capital structure for the future. Since the expiration of the tender offer, we additionally purchased approximately 800,000 of the remaining public warrants, reducing the outstanding publicly-traded warrants to the current level of 11.1 million.

Fourth Quarter 2010

•

In October 2010, Wayne Driggers retired as President and Chief Operating Officer of Westway Group, Inc. and became a full-time consultant to the Company, under a consulting arrangement scheduled to continue through September 2011. He also continues to serve as a member of our Board of Directors.

•

In October 2010, we filed a registration statement on Form S-8 covering approximately 5.7 million shares of our Class A common stock issuable under our 2010 Incentive Compensation Plan, as well as any additional shares of our Class A common stock which become issuable under the plan by reason of any stock dividend, stock split, recapitalization, or other similar transaction.

•

In November 2010, we amended certain financial covenants in our bank credit agreement to provide additional financial capacity for planned expansions and possible future acquisitions. We exercised the “accordion” feature of our credit facility, increasing the total lender commitment under the facility by $25 million, to a total of $200 million.

•

In December 2010, we completed the construction of five new storage tanks, totaling approximately 3.2 million gallons of capacity in the aggregate, at our Houston 2 terminal. These tanks came on line and were placed in service in November 2010 pursuant to a long-term agreement that was signed before the tanks were built.

•	In December 2010, we completed the construction of a 200,000 gallon specialty product tank at our Sioux City, Iowa terminal, pursuant to a long-term agreement with a current customer.

•

In December 2010, we began construction of four tanks totaling approximately 4.2 million gallons of capacity in the aggregate at our Houston 1 terminal. We expect completion of this project in the latter half of 2011.

•

In December 2010, we began construction of four tanks totaling approximately 2.5 million gallons of capacity in the aggregate at our Houston 2 terminal. We anticipate completion of this project in the latter half of 2011. After completion, the Houston 2 facility will have a total capacity of approximately 38 million gallons.

•

In December 2010, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to 500,000 shares of our Class A common stock. The program will remain in effect during the first half of 2011, unless earlier terminated or extended by our Board of Directors. For further information regarding the stock repurchase program, please see Item 7.01 of our Form 8-K filed on December 15, 2010.

•

In December 2010, we entered into an amendment to our credit facility with our bank syndicate to facilitate our stock repurchase program by allowing the redemption or repurchase of common stock, provided the aggregate amount of all redemptions or repurchases of our warrants and common stock does not exceed $15 million. We also entered into a waiver agreement with Agman Louisiana, Inc., a subsidiary of ED&F Man that owns all of our outstanding Series A Convertible Preferred Stock, to facilitate the stock repurchase program. In the agreement, Agman agreed to accept a total of 1,500,431 additional shares of our Series A Convertible Preferred Stock in satisfaction of the entire obligation of dividends accrued and accruing, but unpaid on Agman’s shares of Series A Convertible Preferred Stock from their original issuance on May 28, 2009 through May 1, 2011. For further information regarding the waiver agreement, please see Items 1.01 and 3.02 of our Form 8-K filed on December 15, 2010.

Since January 1, 2011

•

In February 2011, construction began on another four tanks at our Houston 1 terminal totaling approximately 4.2 million gallons of capacity in the aggregate, as well as two new dock lines. Completion of this project is expected in the latter half of 2011. Upon completion, the Houston 1 facility will have a total capacity of approximately 66 million gallons.

•

At our Amsterdam, Netherlands terminal, nine stainless steel tanks totaling approximately 4.2 million gallons of capacity in the aggregate are under construction. Completion of this project has been delayed due to the extensive permitting process in the Netherlands. Upon completion, the Amsterdam terminal will have 31 million gallons of storage capacity.

Risks

Our statements about our corporate plans, including our expansion plans, their expected completion dates, and their effect on our terminal capabilities, storage capacity, and liquid animal feed production are forward-looking. Important factors that could cause our actual results to differ materially from these statements include changes in demand for bulk liquid storage or for liquid animal feed supplements, delays in construction or increased construction costs due to weather, disputes with contractors, or opposition by environmental groups, and unanticipated changes in our results of operations or general market conditions in the future. For a more detailed description of risks that we face, please see the “Risk Factors” section, Item 1A of this Form 10-K.

Bulk Liquid Storage Business

Overview

Our bulk liquid storage business owns and operates a network of facilities located in North America, Western Europe, and Asia, providing storage and related services to manufacturers and purchasers of bulk liquid products. We coordinate closely with our customers’ technical services and product handling experts in designing and adapting the customized product handling systems required for each customer’s specific product. By this means, our facilities become critical links in the distribution chains of our customers. Our customers represent a diverse group of multi-national, national, and regional corporations. Our value-added services are customer specific and include transloading and blending of bulk liquids as well as acting as regional distribution centers for our customers on an entirely outsourced basis. Underpinning all of our services is our foremost objective, which is to differentiate our service quality by achieving the highest level of customer satisfaction. Our proprietary systems, rapid execution, and superior commodity management expertise has led to many long-term customer relationships.

Services—by Product Stored

We provide bulk liquid storage services for a wide range of products. This diverse product servicing portfolio helps to minimize our exposure to significant customer and product risk.

The eight product groups stored by our bulk liquid storage business worldwide are:

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

•

Methyl Esters (Bio-diesel). We or our predecessor have been handling methyl esters since 2002 on behalf of producers and distributors. Our employees are familiar with the unique properties of methyl esters, and systems that exist to ensure that our quality control and safe handling standards are maintained. These systems include standardized handling processes and the use of specialized sealants to prevent moisture intrusion. The ED&F Man group’s trading of bio-fuels provides a base volume for us and is expected to be an opportunity for growth.

•

Asphalts. We handle asphalt products used in roadways and in roofing applications. At our Baltimore, MD and St. Paul, MN facilities, special systems have been constructed to handle asphalts. We have boilers, hot oil systems, tank heating coils, and insulated tanks and pipelines which are necessary to keep these products flowing properly through our facilities.

Services—by Activity Performed

We provide our customers with a broad range of value-added services across all stages of the bulk liquid storage chain:

Receipt	Storage	Handling	Distribution	Transloading	Other
Custom facilities	Carbon scrubbing	Additive injection	Logistics planning	Rail to truck	Audit -
Lab diagnostics	Dry air treatment	Custom blending	Rail scaling	Truck to rail	Documentation
	Foam systems	Direct transfer	Rail services	Ship to rail	FEMAS -
	Gauging	Drumming			certification
	Hot oil systems	Filtration			Food grading
	Lined/stainless tanks	Heating			GMP certification
	Nitrogen treatment	Packaging			ISO certification
		Piggable lines			Marketing
		Recirculation			Responsible Care -
		Dilutions			Partner

We work closely with our customers to design service packages and contracts that meet their specific storage and handling requirements. This process involves varying degrees of complexity across our customer base and generates many long-term, collaborative relationships. For example, some customers require only basic storage services, such as tank storage, product receipt and delivery services, and occasional transloading. Others have more complex requirements, including the provision of temperature regulation, blending, or diagnostic testing services. At the highest degree of complexity, we are able to operate regional distribution centers, functioning on an entirely outsourced basis and providing a full complement of value-added services, including logistics planning and product marketing. Our breadth of services and flexibility differentiates us in the marketplace and provides a distinct advantage when competing for new business.

Customers

Our customer-focused approach has resulted in a number of long-standing relationships with major customers. In 2010, the ED&F Man group accounted for 14% of the revenues of our bulk liquid storage business. The loss of the ED&F Man group as a customer would have an adverse effect on our bulk liquid storage business. As discussed in more detail below in the subsection entitled “Our Relationship with the ED&F Man Group,” we have a long-term contractual relationship as a supplier of bulk liquid storage to the ED&F Man group. Our bulk liquid storage business is not dependent on any other single or small number of customers, the loss of which would have an adverse effect on the business.

A large proportion of our bulk liquid storage business’ sales are derived from highly-regarded multi-national corporations, many of which are included in the Forbes Global 2000 list of largest companies. Our relationships with these customers have resulted in longer term contracts. Approximately 70% of our bulk liquid storage contracts are two years or more in duration and approximately 56% are three years or longer as of December 31, 2010. The duration of our storage contracts is set out below in more detail:

Duration of Storage Contracts—Terminals Worldwide as of December 31, 2010

> 5 Years	17%
3 to 5 Years	39%
2 to < 3 Years	14%
1 to < 2 Years	26%
< 1 Year	4%

Competition

Competitive Conditions

Our bulk liquid storage business competes in international, national, regional, and local markets, throughout the United States, western Canada, northern Mexico, portions of Western Europe, and Korea. The competitive environment in which we operate, the number of competitors, and our market position varies across different markets.

In the international market, competitors include multi-national providers such as Oil Tanking, Stolt Nielsen S.A., LBC Holdings LLC and Royal Vopak N.V. At locations in Europe, such as Denmark and Poland, competition also derives from smaller independent storage businesses and former state-owned installations. In the United States, at a national level, major competitors include Nu Star Energy L.P., Kinder Morgan Energy Partners, International-Matex Tank Terminals (50% owned by Macquarie Infrastructure Company LLC), and TransMontaigne.

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

Across product groups, our bulk liquid storage business competes with companies having a primary focus in the storage of specific products, such as hydrocarbons and derivatives, as well as with businesses providing a more broader range of services.

We also compete for acquisition and expansion opportunities with other companies involved in the bulk liquid storage business.

Principal Methods of Competition

Independent terminal owners principally compete on the basis of the location and versatility of terminals, service, and price. A favorably located terminal will have access to various cost-effective transportation modes both to and from the terminal. Transportation modes typically include waterways, railroads, and roadways.

An important competitive element is the operator’s ability to offer complex handling requirements for diverse products. A terminal operator that can handle many types of products and provide a broad range of high quality services has an advantage over a less versatile terminal operator. Our terminals handle a broad spectrum of specialty products through a number of features, including rail capacity, dedicated pipelines, on-scale, top-loading of trucks, heating capacity, and multiple tank sizes, including small and medium capacity tanks.

A terminal operator’s ability to provide attractive pricing is often dependent on the quality, versatility, and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

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

Competitive Strengths

Broad Geographic Footprint and Strategic Location of Facilities

We operate 25 terminal locations globally, with a presence in the U.S., Western Europe and South Korea. Together these facilities provide approximately 352 million gallons of total bulk liquid storage capacity. Many of our storage facilities are located in important strategic deep water ports, such as Houston, TX; Philadelphia, PA; Jacksonville, FL; Baltimore, MD; and Grays Harbor, WA in the U.S., as well as Amsterdam, Netherlands; Gydnia, Poland; and Liverpool, U.K. in Europe.

We benefit from a broad geographic footprint and the extensive experience of our management team. We operate in a variety of regional, national and international markets. Our bulk liquid storage business offers our customers a truly global storage solution with a high level of expertise across multiple markets. We can provide services tailored to specific customer needs, which differentiate us in the marketplace. Our strategic locations of bulk liquid storage terminals and the barriers to entry at these locations constitute advantages for our bulk liquid storage business.

Differentiated Service Offering

We provide a differentiated service to manufacturers, bulk liquid traders, and those corporations looking to minimize cost and maximize flexibility of service in the bulk liquid storage market.

Our bulk liquid storage business is one of the few service providers capable of providing truly international service across a broad range of agricultural and industrial liquids. We offer numerous tailored services such as heating, blending, testing and transloading (the transfer of products from one transportation vehicle, such as a rail car or a ship, to a truck) and have customized our service contracts to meet specific customer requirements.

The range of our service offerings and our attention to customer service enables us to differentiate ourselves in the marketplace and to maintain our leading positions in the bulk liquid storage markets where we compete. Our business approach, which focuses on being a long-term partner rather than merely an industrial supplier, reinforces the strategic nature of our relationships with our customers.

Strong Relationships with Blue-Chip Customers

We have developed long-standing relationships with numerous well-established global customers, many of whom have been doing business with us (or our predecessor) for more than 10 years. Our ability to attract and retain blue-chip customers is the direct result of our unparalleled customer service. Maintenance of important customer relationships with long-term contracts provides us with stable revenue and income streams.

Relationship with the ED&F Man Group

We have an important global relationship with the ED&F Man group as their principal supplier of storage requirements.

Growth Strategies

Increase Volumes of Existing Services

We believe that global demand for our bulk liquid storage service will continue to increase over the long-term, although such demand may vary in particular years depending on global economic conditions. Despite any uncertainty that may affect the overall economy, our growth is expected to be driven by the underlying expansion of long-term demand for a wide variety of agricultural and industrial raw materials that need bulk liquid storage. In structuring our capacity to accommodate higher levels of demand, we expect to utilize the capital resources provided by our internally generated cash flow and our bank credit facility to finance our goal of increased total bulk liquid storage capacity.

When evaluating new development opportunities, we analyze a series of objective criteria including the potential benefits of additional infrastructure, logistics capability, overall environmental conditions, political stability, and payback period. Through this process, we assess the acceptability of projected expected financial returns and level of potential execution risk. In addition, prior to construction or expansion of any facilities, we will typically seek to secure an indication of appropriate interest from potential customers in order to ensure that our investments will be supported by contracted base revenues.

Pursue Acquisitions

Our management maintains an active dialogue with potential acquisition targets and frequently explores opportunities in the context of our strategic goals and financial return expectations. Additionally, we have experience in acquiring and integrating new businesses which have increased the size and scope of our operations, and we intend to continue to pursue this strategy as immediate opportunities surface in the future.

When evaluating potential acquisitions and new building opportunities, we focus our resources on increasing our storage capacity in key markets that enhance our scope of service offerings, and that provide new entry into strategically attractive geographies where we are not currently represented.

Develop New Services

We are committed to developing a range of services that will contribute long-term profitable growth to the Company. We will offer new or expanded customer services through our high-quality infrastructure and state-of-the-art technical competencies. For example, in Houston we recently developed a custom designed base oil blending system which was built to provide optimal market flexibility to one of our customers. This base oil blending system provides our customer with a long-term technical solution to meet the demands of their market and provides Westway with a solid long-term contractual source of revenue and earnings.

Expand into Complementary Businesses

We believe our international network of facilities, extensive management experience, and core operating capabilities in the storage of liquid products create numerous opportunities for us to expand profitably into businesses that are vertically and/or horizontally complementary to our existing business mix.

Pursue International Joint Venture and Royalty Agreements

We intend to actively explore joint ventures and strategic alliances with global business partners to expand our interests and geographic network. We are exploring alliance agreements with companies that would utilize our tank capacity for both raw materials and finished product storage. By this means, we would position ourselves to become a critical component of our new partner supply chains with the intention of creating multi-site commercial relationships.

Liquid Feed Supplements Business

Overview

Through our 36 facilities in North America, western Canada, and eastern Australia, we provide liquid feed supplements to the lower 48 U.S. states, five Canadian provinces, northern Mexico, and Australia. We compete in these markets by using formulation processes that are tailored specifically to the needs of customers. We blend molasses and other essential nutrients to form feed rations that help to maximize the genetic potential of livestock. Typically, these supplements contain concentrated forms of protein, energy, minerals, and vitamins, which normally comprise 5-10% of an animal’s daily diet. Beef cattle, dairy cattle, and horses consume the majority of our liquid feed supplements. We invest in research to develop new products and manufacturing processes, which allows us to maintain our competitive position.

In the United States, the liquid feed supplements industry dates back to the first report of a simple molasses-urea mix being fed to cattle in 1943, with the first commercial liquid supplement being introduced in 1951. Today, the industry has expanded into a dynamic, growing market, with new products blended into a wide variety of liquids and other ingredients to meet the needs of multiple livestock industries. Our manufacturing and distribution locations allow us to provide nutritional liquid feed supplements to the majority of the U.S. livestock markets. In addition, eight of our facilities and joint venture facilities are positioned at deep water port locations, facilitating the cost-effective receipt of off-shore ingredients such as molasses and condensed molasses solubles. These deep water port terminals provide a barrier to new entry into the North American liquid feed supplements business. The balance of our manufacturing locations are either strategically located on navigable inland river systems or have direct railroad access.

Products

Our finished products provide supplemental nutrients that allow livestock to achieve their genetic potential. We use specialized manufacturing of complex formulations of several basic raw ingredients, including proteins, minerals, and vitamins, to produce complex liquid and block supplements for sale to livestock feed operators, dry feed mills, and distributors. We also produce less complex products that are utilized as ingredients in livestock feeds specifically to enhance the appearance, preserve the product, improve the palatability, or act as a binding agent for other dry feed ingredients. Specialized least-cost formulation programs allow us to maximize margins while providing the best performing product for the customer.

Our product classes and their more specific subcategories are as follows:

Complex Liquid Feed Protein Supplements, Suspensions, and Mill Products

•

Liquid Protein Supplements. Liquid protein supplements are typically either a “free choice” in pastures, or part of a “complete ration” for either dairy or beef animals. Free choice applications normally involve the use of a “lick wheel” feeder in pastures, where the animals consume approximately 90-95% of their daily diet of native grasses or preserved forages (hay). These pastures are normally low in nutrients such as protein, energy, phosphors, and other minerals. Accordingly, the nutrient-dense liquid feed supplements provide a way to balance the nutritional requirements of livestock, allowing them to reproduce or gain weight at an optimum rate. In applications where liquid protein supplements are part of a complete ration, the inclusion rate of the supplement depends on the nutrient profile of the other dry feed ingredients. Nutrient profiles of the supplement can be adjusted to balance the nutrients of the dry feed ingredients. Livestock that consume the complete ration form of liquid feed supplements are normally held in confinement rather than in open pasture. Liquid protein supplements are utilized in virtually all regions of the United States and western Canada. They are marketed through both distributor and dealer networks as well as sold directly from us to the end users.

•

Liquid Suspension Products. Liquid suspension products are the most complex liquid feed supplements that we manufacture. Thixotropic technology allows insoluble ingredients such as calcium carbonate, potassium chloride, feathermeal, and salt to be suspended in a liquid supplement that can “flow.” These supplements provide a wide range of minerals, proteins, and medications, which are mainly utilized in confined beef feeding operations and large dairies. The largest concentrations of customers of our liquid suspension products are in the Texas panhandle and northern California. In Texas, such supplements are sold directly to the end user, whereas in northern California they are marketed through large distributors.

•

Mill Products. Mill products are specialized molasses-based products sold to dry feed milling companies and mixed with other dry feed ingredients. These specialized products are used in two primary types of applications in the dry feed milling industry: texturized horse feed and pelleted products fed to different classes of livestock. Our “E-Z Glo” product is a mill product fortified with high-quality vegetable oil, minerals, and preservatives that is included in texturized horse feed as 5-15% of overall product content. Our “Pellet Partner” product is a mill product containing liquid lignin, a by-product from the timber industry, that is used to bind dry feed ingredients to form pellets or cubes. Mill products are utilized in dry feed mills throughout the United States. They are mainly sold directly to the feed mills.

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

Other

•

Blocks/Tubs. Blocks, or tubs as they are sometimes referred to, are a solid feed supplement that is fed, unmixed with any other food, as a free choice protein supplement to cattle on pasture or improved pastures. The primary package size is 200 lbs. and is marketed through a series of distributors and local farm stores. The majority of our blocks are toll manufactured for other feed companies, sold through their respective labels, and fed primarily to beef cattle, dairy cattle, and horses, with some products sold for sheep, goats, and wild game.

•

Dried Products. Dried products result from mixing ground soybean hulls and sunflower hulls with cane molasses and drying the mix through a rotating drum drier. Dried products are typically used either as sweeteners for dry feed rations, or as binding agents for other dry feed ingredients in the manufacture of solid feed supplements known as “blocks.” Target customers include small confined feeding operators that use dried products as sweeteners, and specialty small block manufacturers that use dried products as a binder and sweetener. All dried product marketing to confined feeding operators is done through a series of distributors. The majority of our dried products are consumed by beef and dairy cattle, with little consumed by horses, sheep, goats, swine, or poultry.

•	Other Ingredients. This category is comprised of liquid whey permeate, renewable fuel by-products, and other liquid ingredients sold typically directly to customers.

Champion Liquid Feeds Pty Ltd

In addition to serving markets in North America, we also have a presence in the Australian feed market through our 50% interest in Champion. Champion was formed in 2001 for the purpose of manufacturing and distributing liquid feed supplements in Australia. During 2010, Gardner Smith (Holdings) Pty Ltd acquired our prior joint venture partner’s 50% ownership in Champion. Gardner Smith has a significant presence in the agricultural liquid storage business in Australia and New Zealand. In the future we expect that Champion will be able to supply a complete range of liquid feed supplements to Victoria, New South Wales, and Queensland.

Customers

Our liquid feed supplements business is not dependent on any single or few customers, the loss of which accordingly would not have a material adverse effect on the business.

Sources and Availability of Raw Materials

Molasses is one of our primary inputs. We have a long term supply agreement through May 2019 with the ED&F Man group to provide us with heavy brix cane molasses based on formula pricing determined in part by prices charged by the ED&F Man group to third parties as specified in the supply agreement. Under the agreement, the ED&F Man group must maintain books and records sufficient to be audited in accordance with generally accepted auditing standards. The ED&F Man group must also arrange for independent verification on a quarterly basis of the prices charged to their customers by a reputable independent certified public accounting firm and provide the reports of such accounting to us. This agreement is expected to provide us with the majority of our molasses needs in 2011. We believe that we will be able to obtain a sufficient supply of molasses for the foreseeable future. In addition we purchase significant volumes of other food and agricultural raw materials through fixed or indexed pricing mechanisms. We expect that we will be able to obtain sufficient supplies of needed ingredients in 2011 and the foreseeable future.

Intellectual Property

The collective body of our intellectual property affords us the opportunity to effectively and profitably utilize a wide range of human-food industry by-products and other co-products to help meet the needs of the livestock industry as well as certain other industries. However, our overall success is not dependent upon any single portion of our intellectual property.

Seasonality

The liquid feed supplement business, which is predominately driven by cattle feeding, is typically stronger in the fall and winter months (feed season) because cattle are fed on natural grasses during the spring and summer months. Range cattle are typically fed liquid supplements during late fall as grass nourishment diminishes and/or is dormant due to the winter weather conditions. This seasonality is also impacted by the “calving season”. Range cattle “typically” calve in the January through March time frame, requiring heavier supplementation during the late gestation/lactation period. This seasonality is also driven in part by the colder weather which requires more feed for body maintenance purposes.

Competition

Competitive Conditions

In the liquid feed supplements business, we are the largest producer of such products in North America. Our business operates in a highly competitive environment, and our competition in North America falls into three categories: the commercial liquid feed industry, the commercial dry feed industry, and the commodity brokerage industry. Regionally, we compete against a number of smaller liquid animal feed companies.

Principal Methods of Competition

We operate in markets with competition based on price, quality, and service. We focus on managing our input costs, utilizing the best of available co-product streams, improving efficiencies via technological advancements, research and development, and productivity enhancements.

Factors Affecting Our Competitive Position

Positive factors pertaining to our competitive position are discussed at length below in the subsection entitled “Competitive Strengths.” Negative factors pertaining to our competitive position include competitors who are larger, vertically integrated, and have greater financial resources and lower costs of capital than us. Accordingly, these competitors are sometimes able to offer a better price. There are also occasions where a competitor has a facility in a location that enables it to serve a particular customer’s need more economically than our nearest facility. These negative factors are further described in the “Risk Factors” section of this Form 10-K.

Competitive Strengths

Broad Geographic Footprint and Strategic Location of Facilities

Through our liquid feed supplements business, we operate 36 facilities—33 located throughout the U.S. and Western Canada, and three joint venture facilities in Australia. Together the facilities provide on an annual basis approximately 1.6 million tons of liquid feed supplements production.

Our liquid feed supplements business has the broadest geographic coverage of any North American liquid feed supplements manufacturer, and we are the only producer capable of servicing all lower 48 U.S. states, as well as five provinces in Canada and parts of northern Mexico. Moreover, our seven deep-water port locations together with a key alliance at the Melbourne, Australia port gives us a competitive advantage over other liquid feed supplements companies in markets we serve. We intend to continue leveraging our network and extensive market knowledge to explore expansion opportunities on a global scale in the years to come.

Differentiated Product Offering

We offer a broad range of liquid feed supplements, ranging from simple molasses-based blends and mill products to highly complex suspension products. Further, our research and development skill and proprietary manufacturing processes allow us to customize our feed products to meet specific customer nutritional requirements and to respond to the changing availability and cost of ingredients.

The range of our product offerings and our attention to customer service enable us to differentiate ourselves in the marketplace and to maintain our leading market position in the liquid feed supplements industry. Our business approach, which focuses on being a long-term partner rather than merely an industrial supplier, reinforces the strategic nature of our relationships with our customers.

Strong Relationships with Blue-Chip Customers

We have developed long-standing relationships with numerous well-established global customers, many of whom have been doing business with us (or our predecessor) for more than 10 years. Our ability to attract and retain blue-chip customers is the direct result of our unparalleled customer service.

Relationship with the ED&F Man Group

We have an important global relationship with the ED&F Man group as an important supplier of cane molasses for our liquid feed supplements business.

Growth Strategies

Increase Volumes of Existing Products

We believe that global demand for our liquid feed supplements products will continue to increase over the long-term, although such demand may vary in particular years depending on global economic conditions. In the long-term, we expect the liquid feed supplements business to continue to benefit from increasing global demand for feed containing higher protein content combined with volatility of competitive dry commodities. In the near term of 2011, however, we expect that the weak state of the U.S. beef and dairy industries will continue, which in turn will negatively affect herd levels and consequently the demand for animal feed, including liquid feed supplements. However, in anticipation of a growing long-term demand, we expect to utilize the capital resources provided by our internally generated cash flow and our bank credit facility to finance increased production.

When evaluating new development opportunities, we analyze a series of objective criteria including the potential benefits of complementary products and services, additional infrastructure, logistics capability, overall environmental conditions, political stability, and payback period. Through this process, we assess acceptability of projected financial returns and the potential level of execution risk of possible transactions.

Pursue Acquisitions

The liquid feed supplement industry is highly fragmented in nature with numerous small and mid-sized companies operating in North America. We believe this market fragmentation provides us with significant expansion opportunities. Our management team maintains an active dialogue with potential acquisition targets and frequently explores opportunities in the context of our strategic goals and financial return expectations. Additionally we have has experience in acquiring and integrating new businesses which have increased the size and scope of our operations, and intends to continue to pursue this strategy as new opportunities become available in the market. When evaluating potential acquisitions, we focus on those opportunities which will increase production capacity in key markets that enhance our product offerings, and provide new entry into strategically attractive geographies where we are not currently represented.

Develop New Products

We intend to dedicate appropriate resources to developing a range of products that will contribute long-term profitable growth to the Company. We will continue to leverage our strong research and development capabilities to design products that incorporate and/or expand on new technologies and/or the sourcing of raw materials that have not been previously utilized. We will focus on products that provide the most significant potential for profit and have the most potential to differentiate us in the marketplace. For example, we are currently exploring opportunities related to emerging liquid byproducts from the biofuel industry, edible packaging alternatives, and new applications for low-cost suspension products for the beef industry.

Expand into Complementary Businesses

We believe our international network of facilities, extensive management experience, and core operating capabilities in the manufacturing and distribution of liquid products create numerous opportunities for us to profitably expand into businesses that are vertically and/or horizontally complementary to our existing business mix.

Pursue International Joint Venture and Royalty Agreements

We intend to actively explore joint ventures and strategic alliances with global business partners to expand our interests and geographic network. We are expanding our geographic footprint in Mexico, Australia, and New Zealand. By combining our expertise with those of our joint venture partners, we will continue to create successful liquid feed manufacturing capabilities that are poised for future growth in the international marketplace. We are also actively seeking opportunities to leverage our technological leadership in liquid feed supplements by establishing royalty agreements with complementary organizations for the manufacturing and distribution of our products on a worldwide basis.

Our Commercial Relationship with the ED&F Man Group

Our commercial relationship with the ED&F Man group provides a number of benefits to both our bulk liquid storage and liquid feed supplements businesses. In particular, the benefits of being a supplier of bulk liquid storage to the ED&F Man group, combined with the quality and quantity of molasses supplied to our liquid feed supplements business by the ED&F Man group, provides us with a degree of certainty in the operation of our businesses and our ability to service our many customers in the future.

Bulk Liquid Storage Arrangements

Our long-term relationship as a supplier of bulk liquid storage to the ED&F Man group’s various trading divisions has been a contributor to our performance. The long-term contract setting forth our supplier status is the storage alliance agreement, which is described in “Certain Relationships and Related Transactions—Related Transactions—Storage Strategic Alliance Agreement and Terminal Service Agreement” in the prospectus we filed with the SEC on August 7, 2009. Our contractual relationships with the ED&F Man group further demonstrate a relationship that has been in place for 20 years. The ED&F Man group has global expansion opportunities, and as their storage supplier, we expect to capitalize on these opportunities which will provide additional business for both our existing and new locations. The terms of the agreement have a pricing mechanism that approximates fair market value for the services provided.

Molasses Supply Arrangements

Molasses is utilized in our liquid feed supplement formulations as an ingredient. Historically, our predecessor relied upon the ED&F Man group to source and provide the logistics for supplying us with this basic ingredient. We and the ED&F Man group have a long-term molasses supply agreement, pursuant to which the ED&F Man group is our primary supplier of cane molasses, which prices molasses based on formula pricing determined in part by prices charged by the ED&F Man group to third parties as specified in the supply agreement. The molasses supply agreement is described in “Certain Relationships and Related Transactions—Related Transactions— Molasses Supply Agreement” in the prospectus we filed with the SEC on August 7, 2009. We, however, will source the majority of domestic beet molasses and beet molasses by-products from other domestic and cross border suppliers.

Insurance Participation Agreement

We have a participation agreement with a captive insurance company owned by the ED&F Man group. The captive underwrites the self-insured portion of certain risks insured by us through the captive and charges a premium for the first layer claims exposure. Under this agreement all of our transactions are partitioned into a separate operational cell from the ED&F Man group’s business.

Treasury Management Services

In connection with transitional treasury management services provided by ED&F Man Treasury Management plc, an affiliate of the ED&F Man group, our international subsidiaries have cash on deposit with the ED&F Man group, bearing interest at the one-month LIBOR rate. Our international subsidiaries are currently transitioning these treasury management services to JPMorgan Chase Bank.

Employees

As of March  21, 2011, we had 473 employees, of which 470 are full-time employees.

Regulation and Safety

We are required to comply with the health and safety regulation and requirements in each of the jurisdictions in each of the countries in which we operate. In order to comply with their requirements, management focuses on the issue of health and safety from the top down, identifying key operational risks and seeking to ensure that our policy, process and practice are in conformity with legal and normal business practices. The risks relating to the safe handling, storage and regulation of each of our bulk liquid storage and liquid feed supplements operations are managed on a centralized basis for both of our businesses. We strive to ensure that our assets and that of our customers, our employees, and the environment remain fully protected from all risks wherever possible. The regulatory and legal environments within which liquid products are handled by our businesses differ with the geography, markets, product offerings, and sophistication within which we operate.

In addition, we comply with applicable health and safety requirements in Europe and elsewhere by following our European Health, Safety, Environmental, and Quality (“HSEQ”) policy including local legal requirements that govern the care and safeguarding of the health and safety of our employees and the environment.

We are required to comply with Federal Food and Drug Administration requirements as well as local State feed control requirements in the U.S. To meet and exceed these requirements, we have developed and implemented an extensive Standard Operating Procedures Manual, which comprises all aspects of quality, FDA regulation, training, manufacturing, administrative, and security compliance.

Our compliance with Federal, State, foreign, and local regulations relating to the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position.

Forward-Looking Statements

This Item 1 of our Form 10-K contains numerous forward-looking statements, including our statements about future growth in demand for various products and services and about our plans, intentions, or hopes to increase storage and production volumes, open new facilities, expand terminal capacity through target infill development, market products in developing nations, expand our feedlot liquid supplement business, pursue acquisitions, invest in the development of and develop new products and services, explore the North American fertilizer market, and explore joint venture and strategic alliance opportunities. There are a number of important factors that could cause actual results to differ materially from our forward-looking statements, including the factors discussed at length in the “Risk Factors” section, Item 1A of this Form 10-K.

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

You should carefully consider each of the following risks. These risks constitute important factors that could cause our actual results to differ materially from those indicated by our forward-looking statements in this Form 10-K.

The realization of any of the following risks may significantly and adversely affect our business, prospects, financial condition, or operating results, as well as the trading price of our common stock. Moreover, some of the risks described below may to some degree already have occurred or be occurring. For further information regarding our actual recent experience, please see Items 7 and 7A of this Form 10-K.

The risks and uncertainties described below are not the only ones that we face. We are also subject to risks that affect many other companies, such as general economic conditions and geopolitical events. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business. In describing these risk factors, we are not undertaking to address or update each factor in future filings or communications regarding our business or results.

Risks Related to Our Business and Operations Generally

Our business has an important business relationship and dependence on the ED&F Man group.

Our liquid feed supplements business relies to a significant extent on the ED&F Man group as a supplier of raw cane molasses, which is used as a component of our liquid feed supplements products. We intend to continue sourcing a substantial portion of this raw material from the ED&F Man group in the future. In the event that we are unable to purchase this raw material on reasonable terms from the ED&F Man group, we may be unable to find suitable alternatives to meet our needs, which could adversely affect our financial condition and results of operations.

We have a long-term supply agreement with the ED&F Man group whereby they supply us with heavy brix cane molasses at prices based on formula pricing determined in part by prices charged by the ED&F Man group to third parties as specified in this agreement.

The ED&F Man group is also an important customer of our bulk liquid storage business. We expect to derive a significant portion of our revenue from this relationship for the foreseeable future. Events that adversely affect the business operations of the ED&F Man group at times can adversely affect our financial condition and results of operations. We are indirectly subject to the business risks of the ED&F Man group, which are not always similar to the business risks we face directly. In addition, if the ED&F Man group is unable to meet its contractual commitments to us for any reason, then our revenue and cash flow could be negatively affected.

We may not be successful in identifying sufficient suitable development or acquisition opportunities, or purchasing or financing such opportunities on an acceptable basis.

Part of our business strategy includes developing or acquiring additional assets that complement our existing asset base, including developing or acquiring additional terminal, transportation, and storage facilities and the expansion of our existing liquid storage capacity. We may not be able to identify sufficient suitable development or acquisition opportunities. We may not be able to purchase or finance some potential developments or acquisitions on terms that we find acceptable. Additionally, we compete against other companies for development locations and acquisitions, and sometimes we are outbid by competitors. We can provide no assurance that we will be successful in the acquisition or development of assets and businesses appropriate for our growth strategy.

Cost overruns and delays in our expansion activities could adversely affect our business.

We currently have several significant expansion projects underway or planned. A variety of factors outside of our control, including weather or natural disasters, shortages of materials, construction equipment, or skilled labor; unforeseen engineering, geological, or environmental problems; poor performance by or disputes with contractors; opposition by environmental groups; or difficulties in obtaining permits or other regulatory approvals, at times may result in delays in construction or increased construction costs which could have an adverse effect on our return on investment, results of operations, or cash flows. For example, completion of a project at our Amsterdam, Netherlands terminal, which is to add nine stainless steel tanks totaling approximately 4.2 million gallons of capacity in the aggregate, has been delayed due to the extensive permitting process in the Netherlands.

We may enter into agreements for or consummate acquisitions with little or no notice to our stockholders.

We regularly consider and enter into discussions regarding potential acquisitions, and we are currently contemplating potential acquisitions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions and approval of the parties’ respective boards of directors. The acquisition of business or assets can be effected quickly, may occur at any time, and may be significant in size relative to our existing assets or operations. Our capitalization and results of operations may change significantly as a result of these activities, and you generally will not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in connection with any future acquisitions or development opportunities, even though you may have the opportunity to evaluate material information in certain circumstances, such as when the approval of our common stockholders is required.

Our future developments or acquisitions may substantially increase the levels of our indebtedness and contingent liabilities, may impose substantial costs and delays, and may cause other unanticipated adverse impacts. We may not be able to integrate effectively and efficiently any future operations that we may develop or acquire.

Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from a newly-developed site or the operation of an acquired business or asset prior to our acquisition for which we are not indemnified, or for which indemnity is inadequate, may adversely affect our ability to realize the anticipated benefit from the development or acquisition. Inefficiencies and difficulties at times arise because of our unfamiliarity with new assets and new geographic areas of any acquired locations or businesses. With acquisitions in particular, successful business combinations typically require our management and other personnel to devote significant amounts of time to integrating the acquired business or assets with our existing operations. These efforts at times temporarily distract our attention from day-to-day business, the development or acquisition of new properties, and other business opportunities. To the extent we do not successfully integrate any past or future acquisitions, or there is any significant delay in achieving such integration, our business and financial condition could be adversely affected. As previously mentioned our Amsterdam, Netherlands terminal tank expansion has been delayed due to the extensive permitting process in the Netherlands.

We are the borrower under a credit facility with a syndicate of banks as the lenders. The amount we borrow under this facility or its terms may restrict our operating flexibility, could adversely affect our financial health, and could prevent us from fulfilling certain financial obligations.

We are the borrower under a credit agreement dated as of November 12, 2009, with JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as syndication agent, Capital One, N.A., Rabobank Nederland, SunTrust Bank, and Compass Bank (doing business as BBVA Compass), as documentation agents, and the lenders from time to time party thereto (initially, JPMorgan Chase Bank, N.A., Regions Bank, Capital One, N.A., Rabobank Nederland, Suntrust Bank, Compass Bank, Whitney National Bank, Societe Generale, and CoBank ACB) (the “Credit Agreement”). The Credit Agreement was delivered and became effective on November 16, 2009 and has been amended a few times.

This revolving credit facility, which now totals $200 million, is scheduled to mature on November 12, 2012. The facility provides for loans at variable rates of interest, and is secured by most of our assets, various pledges of equity, and various guarantees by subsidiaries in our group. For a discussion of the terms of the credit agreement and its security, see the “Liquidity and Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” part of this Form 10-K.

Our borrowings under this credit facility are being used primarily for working capital and to assist us in funding of capital expenditures, including acquisitions. As of December 31, 2010, our total indebtedness under this facility was $88.5 million, leaving $111.5 million available for additional borrowing. The amount we borrow under this facility could significantly affect our operating flexibility, our financial health, and our ability to fulfill certain financial obligations. For example, the more we borrow under the facility:

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

Likewise, the terms of the credit agreement may restrict our operating flexibility, financial health, or ability to fulfill certain financial obligations. For example, the terms of the credit agreement since the last amendment in December, 2010:

•

include not only first priority liens and security interests on the majority of our assets, but also a negative pledge on substantially all our non-mortgaged assets that restricts the encumbrance of such assets, subject to narrow exceptions;

•

require us to maintain certain financial covenants, including (a) a maximum consolidated total leverage ratio (as defined in the amended credit agreement, but generally, funded debt to EBITDA) of no more than 3.75 to 1 at December 31, 2010 and at the end of each quarter in 2011, and 3.25 to 1 at the end of each quarter thereafter; and (b) a minimum consolidated interest coverage ratio (as defined in the credit agreement, but generally, EBITDA to interest expense) of not less than 3.0 to 1 at the end of each quarter;

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

Our acquisition strategy and expansion programs require access to new capital. Volatility in the credit markets or more expensive capital could impair our ability to grow.

Our business strategies include acquiring additional terminal, transportation and storage facilities and the expansion of our existing liquid storage capacity. Although the bank syndicate credit facility into which we entered in November 2009 provides significant financing for corporate purposes including future acquisitions and expansion, additional funds may be required to grow our business further and fully implement these strategies. Any equity or additional debt financing could be used to raise such additional funds, are subject to availability, and may not be available on favorable terms. An inability to access the equity capital markets may result in a substantial increase in leverage and have a detrimental impact on our creditworthiness. If adequate additional financing cannot be obtained, our business strategies may not be able to be fully implemented or implemented in the expected time frame and our financial condition and results of operations could be adversely affected.

Our business involves many hazards and operational risks inherent in the storage and handling of liquid products, which could result in substantial liabilities and increased operating costs.

Our operations are subject to the many hazards inherent in the storage and handling of liquid products on an industrial scale, including, but not limited to:

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	extreme weather or environmental conditions, such as hurricanes, tropical storms, rising water, and earthquakes.

•	explosions, fires, accidents, mechanical malfunctions, faulty measurement, and other operating errors; and

•	acts of war, terrorism, or vandalism.

Whenever any of these events occurs, substantial losses may be incurred as a result of personal injury or loss of life, severe damage to or destruction of storage tanks, processing facilities, or related property and equipment, or pollution or other environmental damage. These events may result in curtailment or suspension of related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, whenever there are accidental releases or spills of products at our liquid storage facilities, we may be faced with third-party costs and liabilities, including those relating to claims for damages to property and persons. Furthermore, events like hurricanes can affect large geographical areas, which may cause us to suffer additional costs and delays in connection with subsequent repairs and operations, because contractors and other resources may not be available or are only available at substantially increased costs following widespread catastrophes.

Our business depends, in part, upon certain individuals who may not necessarily continue to be affiliated with us.

We are dependent, in part, on the efforts of key members of our management team, including Messrs. James Jenkins, Thomas Masilla, Steve Boehmer, and Gene McClain. The loss of services of one or more of these individuals, each of whom has substantial experience, could have an adverse effect on our business strategies and the growth and development of our business. If one or more of these individuals were no longer affiliated with us, or if we ceased to receive advisory services from them, our inability to recruit other employees of equivalent talent could have an adverse effect on our financial condition and results of operations.

The unaudited pro forma financial information is not necessarily an indication of our financial condition or results of operations.

The unaudited pro forma financial statements contained in this Form 10-K are not an indication of our financial condition or results of operations. The unaudited pro forma financial statements were derived from our and our predecessor’s historical financial statements and many adjustments and assumptions were made in giving effect to the 2009 business combination as if it had occurred at an earlier date. These kinds of adjustments and assumptions are difficult to make. As a result, our actual financial condition and results of operations may not be consistent with, or evident from, these pro forma financial statements.

Proposed changes in U.S. federal income tax laws may affect our future operations.

The U.S. administration’s proposed fiscal year budget possesses certain general changes to existing corporate tax laws. It is uncertain if these proposed tax laws will be enacted, how soon any such change could become effective, or the effect, if any, on our financial condition.

Risks Related to Our Bulk Liquid Storage Business

The obligations of several of our significant customers under their liquid storage services agreements with us may be reduced or suspended in some circumstances, which could adversely affect our financial condition and results of operations.

Our agreements with several of our significant customers provide that, when any of a number of events, referred to as events of force majeure, occur and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, customer obligations are to be temporarily suspended with respect to that facility. In that case, a significant customer’s minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, our revenue and results of operations may be adversely affected.

If one or more of our significant customers do not continue to engage us to provide services after the expiration of those customers’ current liquid storage services agreements with us and we are unable to secure comparable alternative arrangements, our financial condition and results of operations could be adversely affected.

Our liquid storage services agreements with our customers ordinarily provide for terms of between 12 and 36 months. After the expiration of each of these liquid storage services agreements, the customer may elect not to continue to engage us to provide services. In addition, if a significant customer does re-engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, substantial costs may be incurred whenever modifications to liquid storage facilities are required in order to attract substitute customers or provide alternative services. Whenever a significant customer does not extend or renew its liquid storage services agreement, whenever we extend or renew the liquid storage services agreement on less favorable terms, and whenever substantial costs are incurred to attract substitute customers, our financial condition and results of operations are adversely affected.

Competition from other businesses providing liquid storage that are able to supply our significant customers could adversely affect our financial condition and results of operations.

We face competition from other liquid storage facilities that at times are able to supply customers with integrated liquid storage services on a more competitive basis. We compete with multi-national, national, and regional liquid storage companies, of widely varying sizes, financial resources, and experience. Our ability to compete at times is affected by factors beyond our control, including, but not limited to:

•

price competition from liquid storage and transportation companies, some of which are substantially larger than we are and have greater financial resources and control substantially greater product storage capacity;

•	the perception by a customer that another company provides better service; and

•	the availability of alternative supply points or supply points located closer to a customer’s operations.

Whenever we are unable to compete effectively with services offered by other enterprises, our financial condition and results of operations could be adversely affected.

Some of our liquid storage facilities have been in service for many years, which can result in increased maintenance, remediation expenditures, or obsolescence which can adversely affect our results of operations.

Our liquid storage assets are generally long-lived assets. As a result, some of these assets have been in service for many years. The age and condition of these assets sometimes results in increased maintenance, remediation expenditures, or obsolescence. Increases in these expenditures or obsolescence adversely affect our financial condition, results of operations, and cash flows.

The impact of environmental regulation on our liquid storage facilities could adversely affect our level of cash flow and net income.

Compliance with environmental regulations incurs operating and capital costs. Our business operations are subject to federal, state, local, and some foreign laws and regulations relating to environmental protection. For example, whenever an accidental leak, release, or spill of chemicals or other products occurs at one of our liquid storage facilities, we may experience significant operational disruptions and may have to pay a significant amount to clean up the leak, release or spill or pay for government penalties, address natural resource damage, compensate for human exposure or property damage, or a combination of these measures. The resulting costs and liabilities could negatively affect our level of cash flow and net income. The impact of U.S. Environmental Protection Agency current standards or increased future environmental measures may increase our costs significantly whenever new environmental laws and regulations become effective.

The profitability of our bulk liquid storage business can be significantly affected by changes in the exchange rates between the United States dollar and the currencies used in foreign countries in which we operate.

Almost one-third of our bulk liquid storage operations are outside of the United States. As a result, we hold assets, incur liabilities, earn revenues, and pay expenses in a variety of foreign currencies, including most notably the euro and the British pound. The financial statements of our foreign subsidiaries are translated into United States dollars in preparing our consolidated financial statements. Thus, our profitability is impacted by changes in foreign currency exchange rates. For example, in 2010, lower foreign exchange rates for the euro and British pound resulted in a combined negative impact on our earnings of approximately 7%.

Foreign exchange rates may vary quite significantly from period to period. We do not presently hedge against the risks of foreign currency fluctuations, but we are continuing to evaluate the possible future use of foreign currency hedging strategies should we deem it to be appropriate. For more information regarding our exposure to foreign currency exchange rate risk, please see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Form 10-K.

Risks Related to Our Liquid Feed Supplements Business

Our liquid feed supplements business is highly affected by agricultural commodity prices and by raw material prices, which are in turn affected by a variety of factors beyond our control and subject to significant volatility and uncertainty.

Our liquid feed supplements business is affected by variations in supply and demand which significantly impact our input prices and the prices at which we sell our products. These variations have resulted in fluctuations in the liquid feed supplements business’ profitability and will likely continue to do so.

Prices paid for our inputs are influenced by a variety of factors beyond our control, including weather, economic conditions, government agricultural policies and programs, competing demands from the biofuels industry, and changes in global supply and demand.

The price we charge for liquid feed supplements is influenced by a variety of factors beyond our control, including the weather; economic conditions in the beef and dairy cattle industries; government agricultural programs and policies; changes in global demand resulting from population growth and changes in standards of living; and general economic, market and regulatory factors.

The significance and relative effect of these factors on our input price and the price of liquid feed supplements is difficult to predict. These factors can cause volatility in the agricultural commodity industry and, consequently, in our financial condition and results of operations.

The supply of, demand for, and price of agricultural products and raw materials are often affected by the weather.

Weather conditions have historically caused volatility in the agricultural commodity industry and consequently in that segment of our operating results related to liquid feed supplements. Weather conditions can affect the demand for our products, by affecting natural sources of animal nutrition, i.e. grass. In 2009 and the first quarter of 2010, adverse weather effects, including a drought in central and southern Texas, led to reduced cattle herds, which affected the demand for our products.

Weather conditions have also at times caused crop failures or significantly reduced harvests, which can adversely affect the supply and pricing of the agricultural raw materials that we use as inputs for our business.

We are subject to animal feed industry risks.

We are subject to animal feed industry risks. These risks include, but are not limited to, product spoilage or contamination, government regulation of the animal feed industry including processing and labeling regulations, shifting customer preferences and concerns including concerns regarding genetically modified organisms as well as other environmental concerns, and potential product liability claims. To the extent realized, these risks adversely affect our financial condition and results of operations.

The sale of feed products for livestock involves the risk of injury to the animals as well as human consumers of the animals. Such hazards may result from tampering by unauthorized third parties; product contamination (such as listeria, E. coli. and salmonella) or spoilage; the presence of foreign objects, substances, chemicals, and other agents; residues introduced during the growing, storage, handling or transportation phases; or products that are improperly formulated or do not contain the proper mixture of ingredients. Whenever any of these or similar hazards occur, depending on the circumstances, consumption of our products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters. Any sale by us of adulterated or defective products, including products manufactured wholly or in part by third parties, may lead to an increased risk of exposure to product liability claims, product recalls, governmental fines or other sanctions, and increased scrutiny by Federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution.

In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our brand image. Furthermore, the outbreak of disease in livestock or poultry, even if unrelated to our products, could adversely affect demand for liquid feed supplements used in livestock and poultry feed. A decrease in demand for our liquid feed supplements would adversely affect our revenues and results of operations.

Government policies and regulations affecting the agricultural sector and related industries could adversely affect our financial condition and results of operations.

Agricultural production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, often influence industry profitability, the planting of certain crops or grazing of certain types of livestock versus other uses of agricultural resources, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. In addition, international trade disputes at times adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Government policies have in the past and may in the future adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in existing and target markets, and harm our financial condition and results of operations.

Competition in the industry may reduce our sales and margins.

In the liquid feed supplements business, we are the largest producer of liquid feed products in North America. Our business operates in a highly competitive environment. We compete with companies that have substantial capital resources, research and development staffs, facilities, diversity of product lines and brand recognition. Competition as to any of our products at times results in reduced prices that reduce our sales and margins. Our competitors at times succeed in entering markets in which we have a competitive advantage. Our competitors may succeed in developing new or enhanced products which are better than ours. Our competitors may at times be more successful in marketing, distributing, and selling their products. These events at times have an adverse effect on our results of operations or financial condition.

Risks Related to Ownership of Our Securities

Our issuance of preferred stock could adversely affect our common stockholders.

Our certificate of incorporation authorizes the issuance of shares of preferred stock with such designations, preferences and relative, participating, optional or special rights and such qualifications, limitations or restrictions as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for us and thereby potentially prevent stockholders from receiving the maximum value for their shares. Pursuant to our certificate of incorporation, our board of directors is authorized to issue 40,000,000 shares of preferred stock. Currently, 33,000,000 shares of preferred stock are designated in our certificate of incorporation as Series A Perpetual Convertible Preferred Stock, par value $.0001 per share, which we refer to herein as the “Series A Convertible Preferred Stock,” of which 32,116,762 are currently issued and outstanding and another 270,499 are scheduled to be issued before June 2011, leaving another 612,739 available to be issued. There are also an additional 7,000,000 shares of preferred stock available for designation and issuance.

Our outstanding warrants may be exercised in the future, which would result in dilution to our stockholders and increase the number of shares of our Class A common stock eligible for future resale in the public market, which could also have an adverse effect on the market price of our Class A common stock.

At March 21, 2011, there were outstanding publicly-traded warrants to purchase approximately 11.1 million shares of our Class A common stock at $5.00 per share; these warrants are scheduled to expire on May 24, 2011. There were also outstanding founder warrants (i.e., warrants that were sold to a number of our current and former directors and officers through our sponsor, Shermen WSC Holding LLC) to purchase approximately 5.2 million shares of our Class A common stock at $5.00 per share, with a cashless exercise provision; one third of these warrants are schedule to expire on each of May 24, 2012, 2013, and 2014. (There were also outstanding options issued to underwriters to purchase 700,000 units, each unit consisting of one share of common stock and two warrants, each warrant exercisable for the purchase of one share of Class A common stock at $6.25 per share and scheduled to expire on May 24, 2011.)

As of the close of business on March 21, 2011, there were approximately 14.3 million shares of our Class A common stock outstanding, at a market price of $4.32 per share.

It is likely that the warrants will be exercised only if the market price of our Class A common stock is above the warrant’s exercise price. To the extent the warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to our stockholders and will increase the number of shares of Class A common stock eligible for resale in the public market. Sales of such shares of Class A common stock in the public market could adversely affect the market price of our Class A common stock. Exercise of the publicly-traded warrants will result in $5.00 of cash being paid to the company for each warrant exercised.

A substantial number of shares of our Class B common stock were issued to an ED&F Man subsidiary in connection with the 2009 business combination, which shares, if sold to persons who are not affiliated with ED&F Man, will automatically convert into shares of our Class A common stock. Such sales and conversions could adversely affect the price of our Class A common stock.

At the closing of the 2009 business combination, we issued approximately 12.6 million shares of our Class B common stock to a wholly-owned subsidiary of ED&F Man then named Westway Holdings Corporation and since re-named Agman Louisiana, Inc. (which we refer to herein as “Agman”). These shares remained outstanding as of December 31, 2010.

Subject to conditions set forth in our certificate of incorporation, shares of our Class B common stock, if sold by Agman to a person not affiliated with ED&F Man, will automatically convert into shares of our Class A common stock. In February 2010 we registered shares of our Class A common stock for issuance upon such sales by Agman. Any such sales by Agman may adversely affect the price of our Class A common stock.

A substantial number of shares of our Series A preferred stock were issued to an ED&F Man subsidiary in connection with the 2009 business combination. Any shares of Series A preferred stock that are sold to persons who are not affiliated with ED&F Man will become convertible into shares of Class A common stock. Such sales and conversions may adversely affect the price of our Class A common stock.

At the closing of the 2009 business combination, we issued approximately 30.9 million shares of our Series A Convertible Preferred Stock to Agman, a subsidiary of ED&F Man. Although approximately 12.2 million of these shares were delivered to an escrow agent for deposit into an escrow account, to be released to Agman only upon our achievement of certain earnings or share price targets (discussed in the next subsection), the remaining approximate 18.7 million shares of our Series A Convertible Preferred Stock were issued without being subject to the escrow agreement.

Subject to conditions set forth in our certificate of incorporation, shares of our Series A Convertible Preferred Stock are convertible into shares of our common stock. In particular, shares of our Series A Convertible Preferred Stock held by ED&F Man or its affiliates are convertible by them only into Class B common stock, and then only up to an amount that would result in their holding, collectively, 49.5% of our common stock. On the other hand, shares of our Series A Convertible Preferred Stock, if sold by Agman to a person not affiliated with ED&F Man, will be convertible into shares of our Class A common stock. Any such sales by Agman may adversely affect the price of our Class A common stock.

Agman will not be able to transfer any of its shares of Series A Convertible Preferred Stock held in escrow unless and until such shares are released to Agman upon the achievement by us of the earnings or share price targets (discussed in the next subsection).

A substantial number of shares of our Series A Convertible Preferred Stock and Class A common stock are held in escrow to be released only upon our achievement of certain earnings or share price targets. Our achievement of such targets, resulting in the release of shares from escrow, may adversely affect the market price of our Class A common stock.

Approximately 12.7 million shares of our Series A Convertible Preferred Stock issued to Agman, a subsidiary of ED&F Man, and 1 million shares of our Class A common stock issued to our sponsor Shermen

WSC Holdings LLC are currently being held in escrow, to be released to their respective owners only upon our achievement of certain earnings or share price performance targets. Placement in escrow does not affect the voting rights or conversion rights of the escrowed shares, but does restrict access to dividends and salability. Our achievement of the targets, resulting in the release of shares from escrow, may adversely affect the market price of our Class A common stock.

Generally, the earnings and share price performance targets and the amounts of shares to be released upon their achievement are as follows:

—if the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $6.50 per share, or our reported EBITDA (as defined) has exceeded $52 million for any 12 month period, then approximately 4.2 million shares of the Series A Convertible Preferred Stock in escrow and any accrued dividends thereon are to be released to Agman and 958,333 shares of the common stock in escrow and any dividends thereon are to be released to Shermen WSC Holding LLC.

—if the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.00 per share, or our reported EBITDA (as defined) has exceeded $57 million for any 12 month period, then another approximately 4.2 million shares of our Series A Convertible Preferred Stock and any accrued dividends thereon are to be released to Holdings Agman and another 41,667 shares of our common stock and any dividends thereon are to be released to Shermen WSC Holding LLC.

—if the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.50 per share, or our reported EBITDA (as defined) has exceeded $62 million for any 12 month period, then the final approximately 4.2 million shares of our Series A Convertible Preferred Stock and any accrued dividends thereon are to be released to Agman.

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

Because the release of a substantial number of shares held in escrow to the ED&F Man group and Shermen WSC Holding LLC is conditioned upon our achievement of certain earnings or share price targets, certain of our officers and directors associated with the ED&F Man group or Shermen WSC Holding LLC may have the incentive to take actions intended to cause the achievement of these targets, even if such actions would not be in our best interests.

As discussed in more detail in the preceding subsection, approximately 12.7 million shares of our Series A Convertible Preferred Stock issued to Agman, a subsidiary of ED&F Man, and 1 million shares of our common stock issued to our sponsor, Shermen WSC Holding LLC, are being held in escrow, to be released upon our achievement of certain earnings or share price targets. Because the majority of our directors and some of our officers, including our chief executive officer, have interests in, or are affiliated with, either the ED&F Man group or Shermen WSC Holding LLC, such directors and officers may have the incentive to direct us to take actions intended to cause us to achieve the earnings or share price targets described in the preceding subsection, even if such actions are not in our long-term interest.

We may issue additional equity securities which may dilute your interest.

Pursuant to our 2010 Incentive Compensation Plan, we may grant stock awards to our employees and directors. Moreover, to expand our business, we may offer and issue additional equity or equity-linked securities. Upon such issuances, holders of our securities may experience a dilution in their ownership percentage or in the net book value per share held by them. The number of shares that we may issue for cash without stockholder approval is limited by the rules of the NASDAQ stock exchange; however, there are exceptions which allow companies to issue a limited number of equity securities which could result in some dilution.

The limited liquidity for our Class A common stock may affect your ability to sell your shares at a satisfactory price or in a timely manner.

On December 21, 2009, our Class A common stock, warrants and units became listed on the Nasdaq Capital Market, trading under the symbols “WWAY,” “WWAYW,” and “WWAYU,” respectively. Before that date, our securities were quoted on the Over-the-Counter Bulletin Board. Notwithstanding the listing of our Class A common stock, warrants and units on Nasdaq, we cannot assure you that a regular trading market for our securities will develop on Nasdaq or elsewhere or, if developed, that any market will be sustained. As of December 31, 2010, we had approximately 14.2 million shares of our Class A common stock outstanding. The daily trading volume in the stock during 2010 was usually less than 10,000 shares, although it was occasionally in excess of 100,000 shares. In the absence of adequate public trading activity, you may be unable to liquidate your investment in us at a satisfactory price or in a desired timeframe.

The value of our Class A common stock may be adversely affected by market volatility.

The thin trading market for our Class A common stock may cause its price to be more volatile. Even if a more active trading market develops, the market price of shares of our Class A common stock may be volatile and could be subject to significant fluctuations. In addition, the trading volume in shares of our Class A common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares will not fluctuate or decline in the future.

If our securities are delisted from trading on Nasdaq, our investors’ ability to make transactions in our securities could be limited.

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the company have at least 300 public holders, that there be at least 500,000 publicly held shares with a market value of at least $1,000,000, that the minimum bid price for the listed securities be at least $1.00 per share, and that the company adhere to various corporate governance requirements. If we ceased to meet the standards for continued listing and our securities were delisted from Nasdaq, the price of our securities and ability of holders to sell such securities could be adversely affected.

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

Our stock ownership is highly concentrated, with ED&F Man and its affiliates owning 47.2% of our outstanding common stock (total of Class A and Class B) as of March 21, 2011. This level of ownership, combined with other rights that were granted to the ED&F Man group at the closing of the 2009 business combination, allow it to exert influence over our affairs.

ED&F Man and its affiliates own 47.2% of our common stock as of March 21, 2011. Subject to the provisions of our certificate of incorporation, for so long as ED&F Man and its affiliates own at least 35% of the outstanding shares of our common stock, the holders of our Class B common stock (currently Agman, a subsidiary of ED&F Man) have the right to elect three of the seven members of our board of directors. This right allows the ED&F Man group to have a significant impact on the determination of our corporate and management policies, including any potential acquisitions, asset sales, and other significant corporate transactions. We entered into a Stockholder’s Agreement, dated May 28, 2009, with Agman, which provides that Agman, so long as it and its affiliated entities collectively own more than a specified percentage of our outstanding common stock (assuming conversion of the Series A Convertible Preferred Stock held by ED&F Man and its affiliates into shares of our common stock), has certain informational rights (if at least 15%) and certain veto rights (if at least 20%) regarding our operations and activities. See “Certain Relationships and Related Transactions—Related Transactions—Stockholder’s Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009.

Agman has the voting power to influence our policies, business, and affairs and to influence the outcome of any corporate transaction or other matter, including mergers, consolidations, and the sale of all or substantially all of our assets. This voting power may decrease the ability of our other stockholders to influence our affairs, and may have the effect of delaying, deterring, or preventing a change of control that otherwise could result in a premium in the price of our common stock.

The interests of the ED&F Man group may not coincide with the interests of other holders of our common stock. The ED&F Man group is the largest supplier to our liquid feed supplements business and the largest customer of our bulk liquid storage business. While our certificate of incorporation contains provisions on interested transactions designed to minimize conflicts, the ED&F Man group may have a view on our strategies and policies that is different from that of our other stockholders.

Our certificate of incorporation provides that the holders of our Class A common stock are entitled to elect four of the seven members of our board of directors in three classes. This partial classification of our board of directors may make it more difficult to change our management or effect a change in control.

Pursuant to our amended and restated certificate of incorporation, the holders of our Class A common stock are entitled to elect four of the seven members of our board of directors in three classes. Messrs. Francis Jenkins, Jr., Moshenek, and Toffolon were previously elected by the holders of our Class A common stock; the fourth director elected by our Class A common stock resigned in June 2010, and Mr. Driggers was appointed by our Board of Directors to serve the remainder of the term. Mr. Toffolon is a Class I Director and is to serve until our 2013 annual meeting of stockholders. Mr. Moshenek is a Class II Director and is to serve until our 2011 annual meeting of stockholders. Messrs. Francis Jenkins, Jr. and Driggers are Class III Directors and are to serve until our 2012 annual meeting of stockholders.

If any person or group other than ED&F Man and its subsidiaries at any time acquires or proposes to acquire or publicly announces its intention to acquire 20% or more of our voting power, the holders of our Class B common stock (who must be ED&F Man and its affiliates) may, by notice to us, elect to cause a change in the way our directors are classified and elected, so that, among other things:

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

Our classified board structure and the rights of the holders of our Class B common stock and our Series A Convertible Preferred Stock to change the classification of directors are intended to provide us with a greater likelihood of continuity of board governance and the retention of important management. A classified board of directors may also serve to deter hostile takeovers or proxy contests because a person could only seek to change, in any given year, no more than one-third of the members of the board of directors entitled to be elected by the holders of our Class A common stock. These provisions or measures may also limit the ability of our stockholders to sell their shares at a premium over the then current market price by discouraging a third party from seeking to obtain control of us.

Certain of our directors and executive officers own securities of ED&F Man or one or more of ED&F Man’s affiliates and, thus, may have interests that are different from, or in addition to, the interests of our other stockholders.

James Jenkins, our chief executive officer and a director, Gene McClain, our Terminal Company President, Steve Boehmer, our Feed Company President, and Phil Howell, another of our directors, own securities of ED&F Man. The ownership of such securities, in connection with the possibility that the interests of the ED&F Man group may not coincide with the interests of our other stockholders, may provide these directors and executive officers with interests that are different from our non-ED&F Man associated stockholders.

We are a holding company with no business operations of our own and depend on our subsidiaries for cash.

We are a holding company with no material assets other than equity in our wholly-owned subsidiaries. Accordingly, all of our operations are conducted by our wholly-owned subsidiaries and their subsidiaries. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations that they have now or may have in the future. Accordingly, should we wish to pay dividends or make distributions, our subsidiaries may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to, our common stock.

Our certificate of incorporation grants the holders of our Series A Convertible Preferred Stock certain rights that could limit our ability to take specified actions, including the payment of dividends to holders of our common stock.

The respective rights, preferences, and limitations of the different classes of our common and preferred stock are governed by our certificate of incorporation. Certain of the rights granted to the holders of our Series A Convertible Preferred Stock could limit our ability to take specified corporate actions. For instance, in the event that holders of shares of Series A Convertible Preferred Stock have not received a quarterly dividend owed on these shares, we would be prohibited from declaring or paying dividends to the holders of our common stock, until such quarterly dividend is paid.

In addition, while the holders of Series A Convertible Preferred Stock are not generally entitled to vote on matters submitted to a vote of holders of shares of our common stock, such holders, voting as a single and separate class, have the right to approve, among other things, our ability to:

•

amend, alter, or repeal any provision of our certificate of incorporation or by-laws (by any means, including by merger, consolidation, reclassification or otherwise) so as to, or in a manner that would, adversely affect the preferences, rights, privileges, or powers of the holders of our Series A Convertible Preferred Stock or in a manner inconsistent with the stockholder’s agreement between us and Agman (a subsidiary of ED&F Man);

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

Not Applicable

ITEM 2.	PROPERTIES

Bulk Liquid Storage

We benefit from a significant, long-term presence in many major international coastal locations. Typically, our coastal operations utilize storage locations owned by us or land leased to us under long-term arrangements with state or city run port authorities in the United States or by port authorities in Europe.

All of our 25 bulk liquid storage locations are either owner-occupied or operated under lease agreements with tightly mandated maintenance, building, and usage control. The leases normally provide for a fixed annual rent cost, based on quantifiable inflation adjusted arrangements, and significant lease periods, often in excess of ten years. For all properties, we attach a high degree of importance to protecting and maintaining owned or leased public land and the environment.

Our larger bulk liquid storage facility locations ranked by storage capacity at December 31, 2010, whether owned or leased by us, are as follows:

Bulk Liquid Storage Facility Location	Storage Capacity (Million Gallons)	% of Total Storage Capacity (1)	Owned or Leased
Houston 1, TX	58	17%	Owned (80%) and leased (20%)
Cincinnati, OH	37	11%	Owned (100%)
Houston 2, TX	36	10%	Owned (19%) and leased (81%)
Amsterdam, the Netherlands	27	8%	Leased
Philadelphia, PA	20	6%	Leased
Baltimore, MD	19	5%	Leased
Port Allen, LA	19	5%	Leased
Jacksonville, FL	16	5%	Leased
Hamilton, Canada	16	5%	Leased

(1)	Capacity details are expressed as a function of the 352 million total gallons of storage currently available to us.

•

Houston 1, TX. The Houston 1 facility is our largest terminal location globally, having approximately 58 million gallons of capacity. This facility provides deep water access through two docks on the Houston ship channel and uses two tracts of land leased from the Port of Houston. Historically, this terminal has represented a primary molasses hub for the ED&F Man group and now serves a broad range of customers and industries. Houston as a whole is considered to be the single most concentrated bulk liquid storage location in the United States.

•

Cincinnati, OH. The Cincinnati facility is located immediately west of downtown Cincinnati and has approximately 37 million gallons of capacity. The facility is suitably located on the Ohio River and accommodates barge, rail and truck transportation modes. This convenient location of the terminal allows for easy access to the Ohio Valley and beyond. Of the approximate 28 acres of land owned by us, roughly 8 acres are available for additional terminal expansion.

•

Houston 2, TX. The Houston 2 facility, which is located two miles from the Houston 1 facility, is a two berth, deep water terminal also located on the Houston ship channel. Its storage capacity comprises approximately 36 million gallons spread across contiguous lots that are owned by and leased from the Port of Houston and another third-party. The facility serves the same markets as the Houston 1 facility.

•

Amsterdam, the Netherlands. The Amsterdam facility is our largest single storage capacity outside of North America and is considered by us to be one of our significant strategic investments. Due to its location within the key shipping area of Amsterdam, Antwerp, and Rotterdam, historic demand for storage has been consistently high. The facility currently provides capacity of approximately 27 million gallons.

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

•

Port Allen, LA. The Port Allen facility comprises an approximately 19.0 million gallon deep water terminal located on the Mississippi River that is leased from the Port of Baton Rouge. The facility is one of our largest molasses terminals and serves the Louisiana sugar industry.

•

Jacksonville, FL. The Jacksonville facility provides us with approximately 16 million gallons of bulk liquid storage capacity using deep water property leased from the Jacksonville Port Authority. The facility has traditionally served local agricultural markets and the pulp and paper industry.

•

Hamilton, Canada. The Hamilton facility provides approximately 16 million gallons of capacity on a 7 acre site on the Great Lakes and is leased from the Hamilton Port Authority. The facility serves a large local tallow production industry, as well as typical agricultural markets.

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

We believe that we have satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions, which do not materially detract from the value of such property or the interests in those properties or the use of such properties in our businesses. In compliance with a credit agreement entered into by us in November 2009, we have granted first priority mortgage liens on the fee or leasehold interests, as applicable, in four terminal facilities (two in Houston, Texas, one in Cincinnati, Ohio, and one in Grays Harbor, Washington).

Our bulk liquid storage capacity utilization percentage was approximately 96% at December 31, 2010, which has increased from our 2009 capacity utilization of 95%.

Liquid Feed Supplements

Our 36 liquid feed facilities are strategically located throughout the continental United States, western Canada, and eastern Australia, allowing us to provide nutritional livestock supplements to the majority of the North American livestock marketplace as well as eastern Australia.

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

We own 15 of our operating liquid facilities and lease the remaining facilities. Typically, our leases of liquid feed supplement facilities are with major port authorities and railroad companies of the United States, although a small number are with private individuals or leasing companies (such as office buildings and toll mill sites). The majority of our leases are more than 15 years in length with a small number that are only one year in duration but subject to normal annual rollover. Our leases from port authorities typically contain a ten year primary period, normally with two five-year renewals at our option and exercise of a renewal requires formal notification from us. All our leases from railroad companies are currently annual leases with evergreen (automatic renewal) provisions incorporating annual inflation increases. All of our leases include provisions for removing equipment and returning the site to the conditions prior to execution of the original lease, together with provisions for regular testing and remediation of soil quality. We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs.

Our larger liquid feed supplements manufacturing facilities based on their official name plate capacity, whether owned or leased by us, are as follows:

Liquid Feed Supplement Facility Location	Owned/ Leased	Products Manufactured	Name Plate Capacity (tons/year)	% of total
Stockton, CA	Owned	LS, S	320,000	10%
Hereford, TX	Owned	LS, S	200,000	7%
Dimmitt, TX	Owned	LS, S	200,000	7%
Houston, TX	Owned	LS	185,000	6%
Baltimore, MD	Leased	LS	175,000	6%

LS—Liquid Feed Supplements including liquid protein supplements, mill products, and blends (molasses plus one or two other ingredients)

S—Suspensions

Total annual production was approximately 1.6 million tons, each ton comprising 2000 lbs. in weight.

Our liquid feed supplements manufacturing facilities can be classified into three broad groupings: liquid feed supplements plants, suspension plants, and other plants. Common infrastructure at all sites includes relatively large, steel storage tanks that are typically designed to store viscous liquid products that are heated and have an air agitation system. Typical customer purchases utilize truck transportation of approximately 24 tons each and require a finished feed tank capacity of approximately 5,000-6,000 gallons. We have systems in place to manage “traceability” of all finished product shipments for the benefit of our customers.

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

We believe that we have satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions, which do not materially detract from the value of such property or the interests in those properties or the use of such properties in our businesses. In compliance with a credit agreement entered into by us in November 2009, we have granted first priority mortgage liens on the fee or leasehold interests, as applicable, in two feed facilities (one in Houston, Texas, and one in Cincinnati, Ohio).

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party, or of which any of our property is the subject, or known by us to be contemplated by governmental authorities, that are material to us, our business, or our financial condition. Moreover, we are not a party to any administrative or judicial proceeding arising under environmental laws or regulations to which a governmental authority is a party, nor are we required to pay any of the penalties set forth in Section 6707A(e)(2) of the Internal Revenue Code.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

The shares of our Class A common stock, warrants, and units are currently listed for trading on the NASDAQ stock market under the symbols WWAY, WWAYW, and WWAYU, respectively. Before December 21, 2009 but after the business combination on May 28, 2009, our Class A common stock, warrants, and units were quoted on the OTC Bulletin Board under the symbols WTWG, WTWGW, and WTWGU, respectively. Our Class A common stock is contained in the Russell Microcap Index.

Each warrant listed for trading on NASDAQ entitles the holder to purchase from us one share of our Class A common stock at an exercise price of $5.00. The warrants will expire at 5:00 p.m., New York City time, on May 24, 2011.

Each unit listed for trading on NASDAQ consists of one share of our Class A common stock and two warrants.

The public trading market for our Class A common stock is somewhat volatile and reflects relatively thin trading at this time. Our Class B common stock and our Series A Convertible Preferred stock are not publicly traded.

The following table sets forth the quarterly high and low sales prices of our Class A common stock, warrants, and units as reported on the NASDAQ stock market for the period from December 21, 2009 through December 31, 2010:

	Class A Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2009 Fourth Quarter (1)	$5.19	$4.31	$0.31	$0.25	$6.01	$6.01
2010 First Quarter	5.20	4.02	0.33	0.12	6.01	6.01
2010 Second Quarter	4.51	3.48	0.29	0.10	6.01	6.01
2010 Third Quarter	4.14	2.80	0.18	0.07	6.01	6.01
2010 Fourth Quarter	4.31	3.20	0.18	0.09	6.01	6.01

(1)	Our Class A common stock, warrants, and units commenced trading on the NASDAQ stock market on December 21, 2009.

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

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2009 First Quarter	$5.90	$5.72	$0.08	$0.02	$6.00	$5.65
2009 Second Quarter (2)	6.00	1.25	0.30	0.06	6.54	6.00
2009 Third Quarter	4.75	3.70	0.32	0.20	6.01	6.01
2009 Fourth Quarter (3)	5.20	3.75	0.33	0.19	6.01	6.01

(2)	Our outstanding common stock became Class A common stock on May 28, 2009.
(3)	Our Class A common stock, warrants, and units commenced trading on the NASDAQ stock market on December 21, 2009.

Holders

As of March 21, 2011, there were approximately 755 holders of record of our Class A common stock, 71 holders of record of our warrants, and 146 holders of record of our units. There were also 1 holder of record of our Class B common stock and 1 holder of record of our Series A preferred stock. It is possible that the actual number of holders of our Class A common stock is substantially more than indicated because of such class A common stock being held beneficially.

Dividends

During the last two fiscal years, the only dividend we declared was a special cash dividend of $1.00 per share, paid on June 18, 2009 to our shareholders of record as of the close of business on June 8, 2009 (other than those who waived receipt of the dividend). The dividend was paid in connection with our acquisition of the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group.

There are restrictions that currently materially limit our ability to pay cash dividends on our common stock and which we believe are likely to limit the future payment of dividends on our common stock. These restrictions are briefly described below.

Our credit agreement with the bank syndicate provides that we will not declare or make, or agree to pay or make, directly or indirectly, any cash dividends until all principal, interest, fees, and other amounts payable under the loan documents have been paid in full and all commitments and letters of credit have expired or terminated.

Our certificate of incorporation provides that no cash dividends may be declared or paid on any share of our Class A common stock or Class B common stock unless a like dividend is declared or paid on shares of both classes of common stock simultaneously.

Our certificate of incorporation further provides that our Series A Convertible Preferred stock shall rank senior and prior to our common stock with respect to the payment of cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred stock (referred to as “base dividends”) that accrue on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other of our funds legally available for the payment of dividends. Our certificate of incorporation further provides that we may pay or set aside funds for the payment of a cash dividend in respect of our common stock if, and only if, (i) all accrued and unpaid base dividends on the Series A Convertible Preferred stock have been declared and paid for all prior Series A dividend periods and (ii) our board of directors has declared, and we pay, contemporaneously with the payment of such dividend, the accrued, but unpaid, portion of each base dividend payable to the holders of Series A Convertible Preferred stock with respect to the Series A dividend period in which such payment of a cash dividend in respect of our common stock would occur. Pursuant to a waiver agreement dated December 14, 2010 between the Company and Agman Louisiana Inc., a subsidiary of ED&F Man that holds all of the shares of our Series A Convertible Preferred Stock, Agman has agreed to accept, in lieu and satisfaction of the entire $8.3 million of dividends accruing but unpaid on Agman’s shares of Series A Convertible Preferred Stock from their original issuance on May 28, 2009 through May 1, 2011, a total of 1,500,431 additional shares of our Series A Convertible Preferred Stock.

Our certificate of incorporation further provides that no cash dividend may be declared, set aside, or paid on our common stock for so long as any shares of our Series A Convertible Preferred stock are outstanding, unless we have obtained the written consent or affirmative vote of holders of at least a majority of the voting power of the outstanding shares of Series A Convertible Preferred stock, voting separately as a single class. Moreover, the holders of shares of Series A Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of common stock in all cash dividends paid on the shares of common stock, as if immediately prior to each dividend record date for the common stock, the shares of Series A Convertible Preferred Stock then outstanding were converted into shares of common stock.

Repurchases of Equity Securities

The table below provides information on purchases made by the Company or any affiliated purchaser thereof during the indicated months of shares of the Company’s equity securities that were registered pursuant to section 12 of the Exchange Act.

Period	Total number of shares or other units purchased	Average price paid per share or unit	Total number of shares or units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
	124,378 shares of Class A common stock (1)	$3.30/share
10-1-10 to 10-31-10			—	—
	818,450 warrants (2)	$0.13/warrant

11-1-10 to 11-30-10	—	—	—	—

12-1-10 to 12-31-10	—	—	—	—

(1)	Effective October 1, 2010, pursuant to the terms of the consulting agreement between Wayne Driggers and the Company dated September 16, 2010, Mr. Driggers forfeited to the Company 50% of the restricted stock that had been issued to him as a retention bonus pursuant to the severance agreement between him and the Company dated June 26, 2010. The retention bonus had been in the amount of $1,000,000 payable in shares of Class A common stock, based on the closing price on NASDAQ of such stock on June 26, 2010 ($4.02), which amounted to 248,756 shares. Consequently, Mr. Driggers forfeited 124,378 shares of Class A common stock to the Company on October 1, 2010. (As the consulting agreement did not specifically allocate consideration to this forfeiture, the closing price on NASDAQ of a share of Class A common stock on October 1, 2010, $3.30, has been used in the table as the average price paid per share.)
(2)	During the fourth quarter of 2010, we purchased 818,450 of our publicly-traded warrants in privately-negotiated transactions.
(3)	On December 15, 2010, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to 500,000 shares of our Class A common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

The discussion under “Results of Operations—2010 Actual Results Compared to 2009 Pro Forma Results” on page 49 includes for 2009 selected pro forma financial information derived from the Company’s and the acquired business’ audited results, as if the Company and the acquired business were combined as of January 1, 2009.

The discussion under “Results of Operations—2010 Actual Results Compared to 2009 Actual Results” on page 55 includes for 2009 the results of the acquired business since May 29, 2009 only, and does not include the results of the acquired business before then. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations nor did it generate operating revenue, as it was considered a “special purpose acquisition company.”

The following discussion and analysis provides information management believes to be relevant to an understanding of our financial condition and results of operations. We begin this discussion and analysis with a general overview of our 2009 business combination and our segments. We then discuss our significant 2010 achievements and our commercial arrangements with the ED&F Man group, followed by details regarding our critical accounting estimates. We then review our actual results of operations for 2010 against the pro forma results of operations for the acquired business for 2009 as if the acquired business were combined with us as of January 1, 2009. We then discuss and analyze our actual operating results for 2010 against our actual operating results for 2009, followed by a discussion and analysis of our “Liquidity and Capital Resources.” We conclude with a brief review of “Factors that Affect Financial Performance” to give the reader a further understanding of our business.

Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol “WWAY”.

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

The business combination was completed on May 28, 2009, whereby the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group were acquired by Shermen. In exchange, we paid $103 million in cash and issued 12,624,003 shares of our Class B common stock and 30,886,830 shares of our Series A Convertible Preferred stock to a subsidiary of ED&F Man (of which 12,181,818 shares of Series A Convertible Preferred stock were deposited in escrow for release upon our achievement of certain earnings or share price targets). We also incurred one-time business combination expenses of $13.9 million for advisory, investment banking, accounting, legal, and other professional and consulting fees. ED&F Man and its affiliates became our largest stockholder, owning 47.2% of our total outstanding common stock and 100% of our Series A Convertible Preferred Stock. Shermen’s name was changed to “Westway Group, Inc” upon completion of the 2009 business combination.

To facilitate the business combination and for other purposes, including working capital and capital expenditures, we and ED&F Man Treasury Management plc (“ED&F Man Treasury”), an affiliate of ED&F Man, entered into a credit facility agreement whereby ED&F Man Treasury agreed to make available a $100 million two-year revolving credit facility to us. Additionally, ED&F Man Treasury agreed to provide an incremental $1 million foreign exchange facility, an incremental $5 million foreign currency overdraft facility, and a facility for standby and documentary letters of credit, bonds, and guarantees to us. The credit facility agreement was paid off and terminated in its entirety in November 2009 when we directly obtained a $175 million 3-year revolving credit facility from a syndicate of banks.

Lines of Business, Locations of Operations, and Principal Products and Services

We currently own and operate an extensive global network of 25 operating bulk liquid storage facilities, providing approximately 352 million gallons of total capacity, and 36 operating liquid feed supplement manufacturing facilities, producing approximately 1.6 million tons of liquid feed supplements annually.

Our bulk liquid storage business is a global business with infrastructure that includes a network of 25 terminals offering storage to manufacturers and consumers of agricultural and industrial liquids, located at key port and terminal locations throughout North America, in Western Europe, and in Asia. We coordinate closely with our customers in designing and adapting the customized product handling systems required for their specific products. Our value-added services are customer specific and also include transloading of bulk liquids and acting as regional distribution centers for our customers. A key strategic aspect of our storage business is the fact that it has maintained a long-term presence in a number of highly critical, deep water ports from which it can offer its international customers access to multiple storage locations combined with the highest level of service in these important markets.

Our liquid feed supplements business produces liquid animal feed supplements that are sold directly to end users, feed manufacturers, distributors (primarily supplying beef and dairy), and livestock industries. By using formulation processes that are tailored specifically to the needs of our customers, we blend molasses and essential nutrients to form feed rations that help livestock to reach their genetic potential. Our 36 manufacturing and distribution locations allow us to provide nutritional liquid feed supplements to the majority of the U.S. and Canadian livestock market. In addition, 7 of our facilities are positioned at deep water port locations, allowing for the more efficient receipt of imported ingredients such as molasses and condensed molasses solubles, and therefore provide a competitive advantage to us since approximately 40% of the molasses consumed for livestock supplements in the U.S. is imported. The balance of our manufacturing locations are either strategically located on navigable inland river systems or have direct railroad access. We believe that our liquid feed supplements business is the leading North American manufacturer of liquid animal feed supplements and the only such supplier with a true national footprint in the U.S.

Our Corporate segment includes unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resources, and health, safety, environmental, and quality expenses, as well as interest expenses related to corporate debt.

The Company is headquartered in New Orleans, LA and has 473 employees worldwide as of March 21, 2011.

2010 Significant Achievements

•

Bulk Liquid Storage Projects—We completed multiple expansions during 2010, which included projects at our Port Allen, Louisiana terminal adding 5.6 million gallons of storage capacity, our Houston 2 terminal adding 3.2 million gallons of storage capacity, and our Sioux City, Iowa terminal adding 200,000 gallons of storage capacity. Additionally, we began several construction projects, including capacity expansions at our Amsterdam, Netherlands terminal to add 4.2 million gallons of storage capacity and our Houston 2 terminal to add 2.5 million gallons of storage capacity, a rail expansion at our Houston 1 facility to increase our rail storage, and a new dock line at our Gray’s Harbor facility to providing multiple dock access.

•

Warrant Tender Offer—In August 2010, we commenced a tender offer for approximately 46.0 million of our outstanding publicly-traded warrants. Ultimately, by the expiration of our tender offer in September 2010, approximately 34.1 million warrants were tendered, and they were exchanged shortly thereafter for an aggregate purchase price of approximately $4.4 million and 1,715 shares of our Class A common stock. We were very pleased with the successful completion of our warrant tender offer, as it provided us with a much improved capital structure for the future.

•

Expanded Credit Facility—In November 2010, our bank credit facility was amended to include certain financial covenants in our credit agreement which provides financial capacity for planned expansions and possible future acquisitions. We also exercised the “accordion” feature of our credit facility, with the unanimous consent of the banks committing additional funds, increasing the total lender commitment under the facility by $25 million, to a total of $200 million. We were pleased with the willingness of our syndicate of quality banks to commit significant additional funding to us.

•

Liquid Feed Supplement Achievements—In 2010, we signed an exclusive supply agreement to market condensed molasses solubles within the U.S., Mexico, Canada, Australia, and New Zealand, as well as brought to market two new products. Also in 2010, we entered into an addendum to our molasses supply agreement with the ED&F Man group to provide us with a more favorable supply and pricing through September 2011. We also completed construction of two additional tanks totaling 800,000 gallons of capacity at our Catoosa, OK facility.

For more detailed information on 2010 events, please see our Recent Developments section in Item 1.

Commercial Arrangements with the ED&F Man Group

As a result of the business combination on May 28, 2009, ED&F Man and its affiliates became our largest stockholder, owning 100% of our outstanding Class B common stock, which constitutes 47.2% of all of our outstanding common stock, and 100% of our outstanding Series A Convertible Preferred Stock, a portion of which was deposited into escrow for release upon the achievement of certain earnings or stock price targets.

The acquired business was owned by ED&F Man prior to the 2009 business combination and had a commercial relationship with the ED&F Man group. After the business combination, a commercial relationship has continued and it now centers on the following agreements.

Bulk Liquid Storage Arrangements

Our long-term relationship as a supplier of bulk liquid storage to the ED&F Man group’s various trading divisions has contributed to our performance. We believe that our relationship with the ED&F Man group provides us with global expansion opportunities. As a supplier, we expect to capitalize on the relationship, which should provide new business to both our existing and new locations. We and the ED&F Man group have a long-term storage agreement that addresses our supplier status. The terms of our agreement have a pricing mechanism that approximates fair market value for the services provided. In 2010, our bulk liquid storage net revenue earned from the ED&F Man group was $12.2 million, representing 14% of our total bulk liquid storage revenue.

Molasses Supply Arrangements

Molasses is an important ingredient utilized in our liquid feed supplement formulations. We and the ED&F Man group have a long-term molasses supply agreement, pursuant to which the ED&F Man group is our primary supplier of cane molasses. The pricing for the purchase of molasses is based on formula pricing determined in part by prices charged by the ED&F Man group to third parties as specified in the supply agreement. In 2010, our cost of purchases from the ED&F Man group was $66.4 million, representing 32% of total liquid feed supplements cost of sales.

Insurance Participation Agreement

We have a participation agreement with a captive insurance company owned by the ED&F Man group. The captive underwrites the self-insured portion of certain risks insured by us through the captive and charges a premium for the first layer claims exposure. Under this agreement all of our transactions are portioned into a separate operation cell from the ED&F Man group’s business.

Shared Services Agreement

The ED&F Man group provided transitional services to us following the 2009 business combination including certain human resources, information technology, accounting administration, invoicing, and other services. In addition, we have provided transitional services to the ED&F Man group following the 2009 business combination, consisting mostly of the same types of services. This agreement was terminated during the first half of 2010.

Treasury Management Services

In connection with transitional treasury management services provided by ED&F Man Treasury Management plc (“ED&F Man Treasury”), an affiliate of the ED&F Man group, our international subsidiaries have cash on deposit with ED&F Man Treasury, bearing interest at the one-month LIBOR rate. As of December 31, 2010, the net deposits were $4.7 million. Our international subsidiaries are currently transitioning these treasury management services to JPMorgan Chase Bank.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make assumptions, judgments, and other estimates that affect the amounts reported in the financial statements. In any given period, the actual facts and results could differ materially from the estimates used in preparing financial statements.

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

Acquisitions

Our 2009 acquisitions of businesses that resulted in our control of these businesses are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by our management, taking into consideration information supplied by the management of the acquired business and other relevant information. Such information includes valuations supplied by independent appraisal for significant business combinations. The valuations are based on one or more of three methods: future cash flow projections for the acquired assets, discounted to present value (income approach), the price at which comparable assets are purchased under similar circumstances (market approach), and an estimate of the current cost to purchase or replace the asset (cost approach). The determination of fair value requires significant judgment by management. In accordance with generally accepted accounting principles, the final allocation is expected to be made within one year of the acquisition.

Goodwill and Indefinite-Lived Intangible Assets

We perform at least an annual impairment review of goodwill and certain indefinite lived intangible assets and whenever events or changes in circumstances indicate that the carrying value of the goodwill or intangible asset is greater than its fair value.

Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, significant adverse changes in business climate or regulations, significant changes in senior management, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, a decline in our credit rating, or a reduction of our market capitalization relative to net book value. Determining whether a triggering event has occurred requires management to make significant judgments.

Our annual impairment review is based on a combination of the income approach, which estimates the fair value of our reporting units based on projected discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market multiples. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to, in the case of the market approach, to the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, and in the case of the income approach, to the selection of the discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making our estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of any possible goodwill impairment charge.

For purposes of goodwill assignment and subsequent review, it is necessary to determine appropriate reporting units for the Company. We determined that it was appropriate to use 21 reporting units, consisting of one reporting unit for our liquid feed supplements business and 20 reporting units related to our bulk liquid storage sites. The determination of reporting units is based whether discrete financial information is available which management regularly reviews, along with aggregation criteria based on geographic location, sizes, and economic characteristics. Our five bulk liquid storage operating facilities located in the United Kingdom have been grouped into a single reporting unit due to their similar location, size, and economic characteristics. Our total goodwill of $89.3 million related to the May 2009 business combination was allocated between our two businesses, bulk liquid storage and liquid feed supplements, based on fair value concepts including a combination of income, market, and cost approaches used in the May 2009 purchase price allocation. With respect to our bulk liquid storage business, we further allocated the goodwill to the United Kingdom reporting unit and the other 19 bulk liquid storage reporting units based on historical profitability percentages.

As of October 1, 2010, our 21 reporting units had an aggregate goodwill balance of $91.3 million prior to our annual impairment assessment. We performed our annual goodwill impairment assessment as of October 1, 2010 and compared the weighted average fair value of each reporting unit to its carrying value as of October 1, 2010. This indicated that out of the 21 reporting units, one reporting unit, our Ireland site, had a carrying value which exceeded its fair value. Accordingly, we then determined the implied fair value of goodwill of the Ireland reporting unit by comparing the fair value of the reporting unit to the aggregate fair value of all the assets and liabilities of the reporting unit. As a result, we determined that the implied fair value of goodwill of the Ireland reporting unit was zero and therefore recorded a non-cash impairment charge to our goodwill of approximately $2.1 million, which was the entire amount of goodwill that had been allocated to the Ireland reporting unit.

The impairment of the goodwill at our Ireland reporting unit, which consists of 12 storage tanks in Dublin with an aggregate capacity of 6.1 million gallons, was primarily due to a continued decline in the Irish economy and the consequent reductions in our future revenue projections for the facility. The original allocation of goodwill was based on historical performance in the Irish economy, but later quarters in 2010 indicated a significant reversal of gains seen in the first quarter of 2010.

As of October 1, 2010, the fair value of our other 20 reporting units exceeded their respective carrying values. The fair value of our liquid feed supplements segment reporting unit exceeded its carrying value with coverage of 111% (coverage of 100% equals 1 to 1). The fair values of five of our bulk liquid storage reporting units exceeded their respective carrying values with coverage less than 110% and the average amount of goodwill allocated to each was $3.6 million. All other reporting units exceeded their respective carrying values with coverages greater than 110%. As of October 1, 2010, the amount of goodwill allocated to our liquid feed supplements reporting unit was $20.9 million and the amount of goodwill allocated to our bulk liquid storage segment business as a whole was $70.4 million. Key assumptions that drive the fair value of our reporting units include projected revenue and expense growth rates, discount rates, and weighted average cost of capital. Potential events and circumstances that could negatively affect these assumptions, and adversely affect the fair values, are discussed at length in the “Risk Factors” section, Item 1A of this Form 10-K.

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

The major portion of our property, plant & equipment consists of storage tanks that were purchased as part of the 2009 business combination or an acquisition. We estimated the fair value of each such tank by estimating the cost to construct or buy a similar asset of equivalent utility at current prices. In order to establish a depreciation schedule, we also estimated the remaining useful lives of the storage tanks. The estimation of useful lives of such length is inherently uncertain, difficult, and imprecise. Factors such as changes in competition, regulation, or environmental matters may cause us to change our estimates. Changes in the estimated useful lives of the property, plant and equipment could have a material adverse effect on our results of operations.

U.S. GAAP requires write-downs to be recorded on property, plant & equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In assessing potential impairment, we consider the operating performance and projected undiscounted cash flows of the relevant assets. If the projected undiscounted cash flows are estimated to be less than the assets’ carrying value, we have to record impairment charges equal to the excess of the carrying value over the fair value of the assets. Our assessment of property, plant & equipment impairment did not result in any write-downs.

Income Taxes

We record deferred tax assets or liabilities based on differences between the financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that we assume will be in effect when we expect the differences to reverse in the future. Due to changing tax laws and different rates of tax in the many US states and foreign jurisdictions where we operate, significant judgment is required to estimate the effective tax rate expected to apply to these differences.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We consider many factors when assessing the likelihood of future realization, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes and other relevant factors.

We comply with accounting standards that prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

Results of Operations—2010 Actual Results Compared to 2009 Pro Forma Results

The actual results of operations of the Company for 2009 do not provide a very meaningful basis for comparison since we were only an operating company for 217 days during 2009. Through May 28, 2009, our efforts were limited to organizational activities, activities relating to the initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to negotiating and consummating the acquisition, and activities relating to general corporate matters; we neither engaged in any operations nor generated any revenue, other than interest income earned on the proceeds of the initial public offering. To provide readers with a more meaningful set of figures against which to compare our actual results for 2010, we have presented pro forma results of operations of the Company for 2009, as if the Company and the acquired business were combined as of January 1, 2009, and compared them with the actual results of operations of the Company for 2010.

We derived the (unaudited) 2009 pro forma results of operations from the unaudited consolidated financial statements of the acquired business from January 1, 2009 to May 28, 2009 and from the audited consolidated statements of the Company from May 29, 2009 to December 31, 2009, and then made certain adjustments. The 2009 pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on January 1, 2009, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of the adjusted pro forma results is not intended to be considered in isolation or as a substitute for the actual historical financial information prepared and presented in accordance with U.S. GAAP.

The 2009 pro forma results of operations do not include business combination expenses of $13.9 million that were incurred 2009. The pro forma adjustments include an additional imputed interest expense of $1.8 million for the year ended December 31, 2009 relating to the period from January 1, 2009 through May 28, 2009, based on historical borrowings and average interest rates of the acquired business, since before the business combination the ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments for 2009 include assumed corporate public company costs of $1.2 million within general and administrative expenses associated with operating as a public company from January 1, 2009 through May 28, 2009, comparable in amount to the actual corporate public company costs incurred during 2009 after the business combination. The pro forma results include an adjustment that assumes a full year of dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share per quarter for 2009. The pro forma numbers include an adjustment to increase depreciation expense for 2009 pro forma information in the amount of

$4.4 million. This adjustment was made as a result of the Company finalizing the purchase price allocation of the acquired bulk liquid storage and liquid feed supplements businesses during 2010 and represents the updated useful life depreciation expense attributable to the period from January 1, 2009 to December 31, 2009 on assets existing at the acquisition date. The pro forma results of operations do not include $476,000 of formation and operating costs associated with Shermen or interest income from the trust account held by Shermen of $138,000 for 2009. The pro forma results include the operating results of the Southside River Rail-Terminal acquisition on October 15, 2009, as well as amortization of debt issuance costs incurred as a result of the syndicated bank credit facility entered into on November 12, 2009, along with additional facility fees related to this new facility.

In addition to providing a more meaningful basis for comparison, the 2009 pro forma information is also useful because it provides investors with information about the continuing impact of the business combination on May 28, 2009 by showing how it might have affected our historical financial statements if the business combination had been consummated on January 1, 2009 instead. The pro forma information should assist investors in analyzing our future prospects because it illustrates the possible scope of the change in our historical financial position and results of operations caused by the 2009 business combination.

Consolidated Year Ended December 31, 2010 Actual Results Compared to

Year Ended December 31, 2009 Pro Forma Results

	Year Ended December 31,		$ Variance	% Change
	2010 Actual	2009 Pro Forma
	(in thousands, except percentages)
Net revenue	$342,658	$350,130	$(7,472)	(2)%
Cost of sales	206,842	227,436	(20,594)	(9)%
Other operating costs and expenses	56,928	52,388	4,540	9%
Depreciation and amortization (1)	25,595	20,561	5,034	24%
Selling, general and administrative expenses	34,026	29,998	4,028	13%
Goodwill impairment	2,062	—	2,062
Founder warrant expense	1,381	—	1,381
Total operating expenses	326,834	330,383	(3,549)	(1)%
Operating income	15,824	19,747	(3,923)	(20)%
Interest expense, net	(5,119)	(2,688)	(2,431)	(90)%
Loss on disposal of property, plant & equipment	(947)	(67)	(880)	(1313)%
Income tax provision	(3,650)	(5,837)	2,187	37%
Equity in loss of unconsolidated subsidiaries	(433)	(118)	(315)	(267)%
Loss attributable to non-controlling interest	3	73	(70)	(96)%
Net income attributable to Westway Group, Inc.	5,678	11,110	(5,432)	(49)%
Preferred dividends accrued	(4,250)	(4,250)	—	0%
Net income applicable to common stockholders	$1,428	$6,860	$(5,432)	(79)%

(1)	During 2010, the Company finalized the purchase price allocation in accordance with U.S. GAAP of the bulk liquid storage and liquid feed supplements businesses acquired on May 28, 2009 from the ED&F Man group. For comparative purposes, the pro forma financial information for the year ended December 31, 2009 has been adjusted to reflect a full year of additional depreciation expense of $4.4 million.

The following is a discussion of actual operating results for the year ended December 31, 2010, compared to the pro forma operating results for the year ended December 31, 2009.

NET REVENUE

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Revenue	$342,658	$350,130	$(7,472)	(2)%

Total net revenue, including transactions between us and the ED&F Man group, decreased $7.5 million, or 2%, to $342.7 million for 2010 when compared to $350.1 million for 2009.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue increased by $14.7 million, or 20%, to $88.6 million for 2010 from $73.9 million for 2009, reflecting our expansion in this business. We added additional capacity through the acquisition of our Cincinnati, OH facility in October 2009, completion of construction of our Grays Harbor, WA facility in December 2009, expansion of our Houston, TX facility during the second half of 2009 and in the fourth quarter of 2010, and the expansion of our Port Allen, LA facility during the first half of 2010. The net revenue increase was primarily due to a full year of operating our Grays Harbor, WA and Cincinnati, OH facilities which increased our volume, as well as standard increases in our storage contract prices based on Consumer Price Index adjustments. Bulk liquid storage revenue from outside of the United States, which accounted for 31% of total bulk liquid storage revenue for 2010, stayed consistent compared to 2009, as a result of increased throughput that was offset by slightly lower exchange rates for the euro and pound sterling compared to 2009. Our total capacity (net of disposed capacity) increased by the end of 2010 to approximately 352 million gallons from approximately 348 million gallons at the end of 2009. Percentage capacity utilization of our bulk liquid storage facilities increased to 96% at the end of the 2010 from 95% at the end of 2009.

We believe that capacity and capacity utilization are key to the profitability of our bulk liquid storage business. Once the high fixed cost of constructing a terminal has been incurred, the marginal cost of providing each additional increment of storage services is much less than the marginal revenues received from such services. Once current capacity is utilized, additional tanks may be built on available land to further leverage the property we already possess. Additionally, we may grow profitability by identifying new strategic locations and either acquiring existing bulk liquid terminals or constructing new bulk liquid terminals.

We continue to evaluate opportunities to increase our bulk liquid storage capacity while maintaining our high utilization rate, including possible projects for greenfield expansions and target infill development planned for the future. Additionally, we are evaluating global expansion opportunities through acquisitions consistent with our criteria for investment. The trend demonstrated thus far in 2010 and 2011 of increased bulk liquid storage revenue may continue into the future, depending on our successful execution and completion of expansion and acquisition projects.

Liquid Feed Supplements

For 2010 net revenue for the liquid feed supplements business was $254.0 million, which was a decrease of $22.2 million, or 8%, compared to net revenue of $276.2 million for 2009. Volume for 2010 stayed consistent with volume for 2009 at 1.6 million tons. The decrease in net revenue was primarily due to our lower sales prices, which were accompanied by a decrease in raw material prices. This decrease in our sales price was a consequence of several factors: liquid feed supplement products being marginally less competitive in the first and second quarter of 2010 compared to dry feed products; the continued decline in total cattle numbers; and competitive conditions.

We view volume, selling price, product mix, and gross profit margin percentage as key performance indicators to the profitability of our liquid feed supplements business. Once the fixed costs of an operating facility are covered, all revenue that exceeds the variable costs contributes to the profitability of our business. Generally, revenues are considered an incomplete indicator of performance because large fluctuations can occur from period to period due to volatility in the underlying commodity ingredient prices, which affect both competitive sales pricing and the cost of sales, as well as due to general seasonal trends.

Thus far, the trend in 2010 and 2011 for the liquid feed supplement business has been a decline in both net revenue and the cost of ingredients. The decline in our net revenue has been somewhat greater than the decline in the cost of ingredients, mainly due to pricing differences in the purchasing of ingredient inputs, which has negatively affected our margins. Margins may improve in the future as our products become more competitive to other commodities, assuming that these inputs continue their current trend of price escalation, making molasses-based products more attractive than dry based feed products.

COST OF SALES

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Cost of Sales	$206,842	$227,436	$(20,594)	(9)%
Gross Profit Margin %	18.6%	17.7%	0.9%

For 2010, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, was $206.8 million, which was a decrease of $20.6 million, or 9%, compared to cost of sales of $227.4 million for 2009. The decrease was mainly due to a decrease in purchased raw material prices.

Gross profit margin (net revenue less cost of sales) in our liquid feed supplements business decreased by $1.6 million, or 3%, to $47.2 million for 2010 compared to $48.8 million for 2009. This decrease resulted from various competitive pressures, including a decline in the size of the U.S. cattle herd which affected the purchases of feed supplements. Gross profit margin percentage (net revenues minus cost of sales, divided by net revenues) for the liquid feed supplement business increased slightly from 17.7% for 2009 to 18.6% for 2010 due to effective implementation of marketing initiatives and improvement in our industrial sales initiatives.

We believe that gross profit margin is a key performance indicator to the profitability of our liquid feed supplements business. This highly visible indicator provides us with measurable guidelines to monitor our cost of goods, which in the liquid feed supplements business can be somewhat volatile.

OTHER OPERATING COSTS AND EXPENSES

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Other Operating Costs and Expenses	$56,928	$52,388	$4,540	9%

Other operating costs and expenses of $56.9 million increased by $4.5 million, or 9%, for 2010 from $52.4 million for 2009, principally as a result of operating our new Cincinnati and Grays Harbor bulk liquid storage facilities. Major components of other operating costs and expenses included payroll, repairs, utilities, and insurance.

DEPRECIATION AND AMORTIZATION

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Depreciation	$25,595	$20,561	$5,034	24%

Depreciation and amortization costs increased by $5.0 million, or 24%, to $25.6 million for 2010 from $20.6 million for 2009. The increase was mainly due to our recent capital investments in the United States, including the addition of our Cincinnati and Grays Harbor facilities, as well as our expansion in Houston and Port Allen.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Selling, General, and Administrative Expenses	$34,026	$29,998	$4,028	13%

Selling, general and administrative expenses for 2010 increased by $4.0 million, or 13%, to $34.0 million, compared to $30.0 million for 2009, primarily as a result of increased legal, advisory, and other professional fees, specifically relating to one-time costs associated with our public warrant tender, founder warrant amendment, two stock registrations, and other transactions that did not occur in 2009. The increase was also partially due to moderate increases in personnel related costs since 2009.

GOODWILL IMPAIRMENT

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Goodwill impairment	$2,062	$—	$2,062

During the fourth quarter of 2010, we performed our annual goodwill impairment assessment. It was determined that goodwill impairment existed at our Ireland facility, one of our 21 reporting units. As a result, we recorded a non-cash impairment charge to goodwill of $2.1 million which extinguished the entire amount of goodwill at this reporting unit. The impairment was primarily due to a decline in the Irish economy and the consequent reduction in our future revenue projection for the facility. No other goodwill adjustments were necessary for our other 20 reporting units in 2010.

FOUNDER WARRANT EXPENSE

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Founder Warrant Expense	$1,381	$—	$1,381

During 2010, our shareholders approved the founder warrant amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million for 2010 which is equal to the increase in value of the founders warrants as of the date the amendment was approved. The founder warrant amendment was also recorded as an increase in stockholders’ equity (specifically, as additional paid-in capital) equal to the increase in fair value of $1.4 million.

OPERATING INCOME

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Operating Income	$15,824	$19,747	$(3,923)	(20)%

Operating income decreased by $3.9 million, or 20%, to $15.8 million for 2010 from $19.8 million for 2009. This decrease was partly the result of increased depreciation, selling, general and administrative expenses, and other operating costs and expenses, as well as lower liquid feed supplement gross profit margin during 2010. The decrease was also due to a one-time founder warrant expense of $1.4 million and a $2.1 million goodwill impairment during 2010. This was partially offset by increased revenues derived from expanded bulk liquid storage capacity during 2010.

INTEREST EXPENSE, NET

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Interest expense, net	$(5,119)	$(2,688)	$(2,431)	(90)%

Interest expense, net of interest income, was $5.1 million for 2010, an increase of $2.4 million, or 90%, from $2.7 million for 2009. The increase in interest expense was driven by higher borrowings due to capital projects and slightly higher interest rates, along with additional facility financing fees and debt amortization costs associated with the new bank syndicate credit facility beginning in November 2009.

INCOME TAXES

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Income tax provision	$(3,650)	$(5,837)	$2,187	37%

Our consolidated income tax provision of $3.7 million for 2010 decreased by $2.2 million, or 37%, from $5.8 million for 2009. The change was due to the impact of lower operating results and our ability to apply tax benefits to our increased corporate segment costs at our highest rate during 2010. The change in our effective tax rate from 34% for 2009 to 37% for 2010 was mainly due to goodwill impairment charges in 2010 that were not deductible for tax purposes.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Income attributable to Westway Group, Inc.	$5,678	$11,110	$(5,432)	(49)%

Net income attributable to Westway Group, Inc. decreased by $5.4 million, or 49%, to $5.7 million for 2010 as compared to $11.1 million in 2009. This decrease was primarily due to a decrease in operating income of $3.9 million, an increase in interest expense of $2.4 million, and an increase in loss on disposal of property, plant and equipment of $880,000. This was partially offset by a reduction in income taxes of $2.2 million.

PREFERRED DIVIDENDS

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Preferred dividends	$(4,250)	$(4,250)	$—

Preferred dividends for 2010 and 2009 remained the same at $4.3 million. Preferred dividends represent dividends payable on $30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share per quarter.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

	Year Ended December 31,
(in thousands)	2010 Actual	2009 Pro Forma	Change
Net Income applicable to common stockholders	$1,428	$6,860	$(5,432)	(79)%

Net income applicable to common stockholders decreased by $5.4 million, or 79%, to $1.4 million for 2010 as compared to $6.9 million in 2009. This decrease was due to a decrease in net income attributable to Westway Group, Inc. of $5.4 million with preferred dividends remaining the same.

Results of Operations—2010 Actual Results Compared to 2009 Actual Results

This section includes the results of the acquired business since May 29, 2009 only, and does not include the results of the acquired business before then. Prior to the acquisition of the acquired business on May 28, 2009, the Company had no operations and generated no operating revenue, as it was considered a “special purpose acquisition company.”

Accordingly, while our actual operating results for 2010 include a full year of operations, our actual operating results for 2009 include the results of the acquired business operations for only 217 days beginning May 29, 2009 and ending December 31, 2009. Prior to May 29, 2009, our efforts were limited to organizational activities, activities relating to the IPO, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to negotiating and consummating the acquisition, and activities relating to general corporate matters; we neither engaged in any operations nor generated any revenue, other than interest income earned on the proceeds of the initial public offering. Our operating results for 2010 below are based on actual results for the entire year.

Consolidated Year Ended December 31, 2010 Actual Results Compared to

Year Ended December 31, 2009 Actual Results

	Year Ended December 31,		$ Variance	% Change
	2010 Actual	2009 Actual (1)
	(in thousands, except percentages)
Net revenue	$342,658	$200,309	$142,349	71%
Cost of sales	206,842	126,938	79,904	63%
Other operating costs and expenses	56,928	29,876	27,052	91%
Depreciation and amortization	25,595	11,060	14,535	131%
Selling, general and administrative expenses	34,026	18,510	15,516	84%
Goodwill impairment	2,062	—	2,062
Founder warrant expense	1,381	—	1,381
Business combination costs	—	13,891	13,891
Total operating expenses	326,834	200,275	126,559	63%
Operating income	15,824	34	15,790	46441%
Interest expense, net	(5,119)	(1,318)	(3,801)	(288)%
Loss on disposal of property, plant & equipment	(947)	(59)	(888)	(1505)%
Income tax provision	(3,650)	(2,518)	(1,132)	(45)%
Equity in earnings (loss) of unconsolidated subsidiaries	(433)	134	(567)	(423)%
Loss attributable to non-controlling interest	3	67	(64)	(96)%
Net income (loss) attributable to Westway Group, Inc.	5,678	(3,660)	9,338	255%
Preferred dividends accrued	(4,250)	(2,515)	(1,735)	(69)%
Net income (loss) applicable to common stockholders	$1,428	$(6,175)	$7,603	123%

(1)	The year ended December 31, 2009 includes only 217 days of acquired business operations.

The following is a discussion of actual operating results for 2010, compared to the actual operating results for 2009. As noted above, our operating results for 2009 include the results of the acquired business operations for only the 217 days beginning May 29, 2009 and ending December 31, 2009.

Net Revenue

Total net revenue, including transactions between us and the ED&F Man group, increased $142.3 million, or 71%, to $342.7 million for 2010 when compared to $200.3 million for 217 days of operations for 2009.

The bulk liquid storage segment, representing 26% and 23% of total net revenue for 2010 and 2009 respectively, generated revenue of $88.6 million and $45.1 million. Geographically, 69% and 63% of bulk liquid storage segment total net revenue was realized in the United States for 2010 and 2009, with the remaining 31% and 37% realized outside of the United States.

The liquid feed supplement segment, representing the remaining 74% and 77% of total net revenue for 2010 and 2009 respectively, generated $254.0 million and $155.2 million of revenue, mainly from liquid feed supplement product sales, with a small proportion of revenue arising from solid or more traditional animal feeds. Geographically, 97% of liquid feed supplement segment total net revenue was realized in the United States for 2010 and 2009, with the remaining 3% realized outside of the United States. The volume of animal feed sold was 1.6 million tons and 0.9 million tons respectively.

Costs of Sales

For 2010, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, was $206.8 million, which was an increase of $79.9 million, or 63%, compared to cost of sales of $126.9 million for 217 days of operations for 2009. Costs of sales include the cost of molasses and other ingredients in our liquid feed supplement operations, as well as promotional expenses.

Gross profit margin (net revenue less cost of sales) in our liquid feed supplements business increased by $19.0 million, or 67%, to $47.2 million for 2010 compared to $28.2 million for 217 days of operations for 2009. Gross profit margin percentage (net revenues minus cost of sales, divided by net revenues) for the liquid feed supplement business increased slightly from 18.2% for 2009 to 18.6% for 2010.

Other Operating Costs and Expenses

Other operating costs and expenses of $56.9 million increased by $27.1 million, or 91%, for 2010 from $29.9 million for 217 days of operations for 2009. Major components of these costs included payroll, repairs, utilities, and insurance. Of the total other operating costs and expenses, the bulk liquid storage segment represented 63% and 61% for the years ended December 31, 2010 and 2009 respectively, and the liquid feed supplement segment represented 37% and 36%. For year ended December 31, 2009, formation and operating expenses of $476,000 reflected Shermen’s costs to identify a business acquisition. Corporate related expenses made up the remaining 3% of total other operating costs in 2009.

Depreciation and Amortization

Depreciation and amortization costs increased by $14.5 million, or 131%, to $25.6 million for 2010 from $11.1 million for 217 days of operations for 2009. Of the total depreciation, the bulk liquid storage segment represented 80% and 73% for 2010 and 2009 respectively, and the liquid feed supplement segment represented the 19% and 27%. The Corporate non-operating segment represented the remaining 1% for 2010.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for 2010 increased by $15.5 million, or 84%, to $34.0 million, compared to $18.5 million for 217 days of operations for 2009. Selling, general, and administrative expenses included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations, as well as corporate general and administrative costs. Of the total selling, general, and administrative expenses, the bulk liquid storage segment represented 22% and 19% for 2010 and 2009 respectively, the liquid feed supplement segment represented 33% and 30%, and the corporate segment represented the remaining 45% and 51%.

Goodwill Impairment

During the fourth quarter of 2010, we performed our annual goodwill impairment assessment. It was determined that goodwill impairment existed at our Ireland facility, one of our 21 reporting units. As a result, we recorded a non-cash impairment charge to goodwill of $2.1 million which extinguished the entire amount of goodwill at this reporting unit. The impairment was primarily due to a decline in the Irish economy and the consequent reduction in our future revenue projection for the facility. No other goodwill adjustments were necessary for our other 20 reporting units. There was no goodwill impairment for 2009.

Founder Warrant Expenses

During 2010, our shareholders approved the founder warrant amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million for 2010 which is equal to the increase in value of the founders warrants as of the date the amendment was approved. The founder warrant amendment was also recorded as an increase in stockholders’ equity (specifically, as additional paid-in capital) equal to the increase in fair value of $1.4 million. There were no such costs incurred for 2009.

Business Combination Expenses

Business combination expenses related to acquisition-related costs incurred to effect the May 28, 2009 business combination. These costs included advisory, investment banking, legal, accounting, and other professional or consulting fees. For the year end ended December 31, 2009, these costs totaled $13.9 million. There were no such costs incurred for 2010.

Operating Income

Operating income increased by $15.8 million for 2010 from $34,000 for 217 days of operations for 2009. Operating income for 2010 resulted from operating income of $22.9 million from the bulk liquid storage segment and $10.0 million from the liquid feed supplements segment, which was largely offset by corporate costs of $17.0 million, including $1.4 million of founder warrant expense. Operating income for 2009 resulted from operating income of $15.1 million from the 217 days of operation of the bulk liquid storage segment and $8.9 million from the liquid feed supplements segment, which was largely offset by corporate costs of $24.0 million, including $13.9 million of business combination expenses.

Interest Expense, Net

Interest expense, net of interest income, was $5.1 million for 2010, an increase of $3.8 million, or 288%, from $1.3 million for 217 days of operations for 2009. Interest expense for 2009 reflected 167 days of interest on our credit facility and borrowing line with ED&F Man Treasury. This borrowing line was replaced with a new $175 million credit agreement with a syndicate of banks for the remaining 50 days of the year. Both facilities had interest rate terms of one-month London Interbank Offered Rate, or LIBOR, plus 3.5% per year. Interest expense was reduced by $200,000 and $900,000 for 2010 and 2009 respectively, as a result of capitalized interest. For 2009, $138,000 of interest income was generated from the trust account held by Shermen as a consequence of funds raised through our initial public offering of approximately $136.9 million.

Income Taxes

Our income tax provision of $3.7 million for 2010 increased by $1.1 million, or 45%, from $2.5 million for 2009. The change was due to the impact of lower operating costs in 2009 which included $13.9 million of business combination costs. The change in our effective tax rate from 187% for 2009 to 37% for 2010 was due to business combination costs incurred in 2009 that for tax purposes were capital in nature and therefore non-deductible.

Net Income (Loss) Attributable to Westway Group, Inc.

Net income attributable to Westway Group, Inc. increased by $9.3 million to $5.7 million for 2010 as compared to a loss of $3.7 million in 2009. This change was largely attributable to the $13.9 million of business combination expenses and only 217 days of business operations in 2009.

Preferred Dividends

Preferred dividends for 2010 were $4.3 million, an increase of $1.7 million, or 69%, from $2.5 million for 217 days of operations for 2009. Preferred dividends represent dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share per quarter.

Net Income (Loss) Applicable to Common Stockholders

Net income (loss) applicable to common stockholders increased by $7.6 million to $1.4 million for 2010 as compared to a loss of $6.2 million in 2009. This increase was due to an increase in net income attributable to Westway Group, Inc. of $9.3 million, partially offset by an increase in preferred dividends of $1.7 million.

Liquidity and Capital Resources

General

Cash and Working Capital

During 2010, our cash and cash equivalents increased by $2.9 million to a total of $12.7 million at December 31, 2010. This increase was the result of cash provided by operating activities of $34.4 million, cash used in investing activities of $22.6 million, cash used in financing activities of $8.3 million, and a negative exchange rate effect of $543,000.

Our working capital (by which we mean total current assets less total current liabilities) increased from $24.2 million at December 31, 2009 to $27.5 million at December 31, 2010.

Our inventories decreased 24% to $15.5 million at December 31, 2010 from $20.4 million at December 31, 2009, due primarily to a decrease in purchased raw material prices.

Total trade accounts payable, including amounts due to related parties, decreased 45% to $16.9 million at December 31, 2010 from $30.5 million at December 31, 2009, due primarily to payments made during 2010 owed to the ED&F Man group, mainly for molasses purchases.

Sources

Our capital requirements have generally been financed primarily with cash flows from operations supplemented by borrowings from our credit facilities. At December 31, 2010, we had $111.5 million of borrowing capacity available under our $200 million bank revolving credit facility.

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

Uses

During 2010 we used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll; to fund capital expenditures for maintenance, expansions, and acquisitions; and to pay debt service and taxes.

Trends

The cash flows from operations of the bulk liquid storage and liquid feed supplements businesses, both while owned by the ED&F Man group and after we acquired them on May 28, 2009, have been positive for each 12 month fiscal year for the last 3 years. We expect cash flows from operations to be positive for the next twelve months as a whole. We also note that the capital expenditures of our two businesses for expansion and acquisitions are likely to increase, consistent with our growth strategy.

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

Historical Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in our Consolidated Statements of Cash Flow, are summarized in the following table:

	Fiscal Year ended December 31, 2010	Fiscal Year ended December 31, 2009 (1)	Predecessor
			November 1, 2008 through May 28, 2009
Cash provided by operating activities	$34,379	$13,836	$30,487
Cash used in investing activities	(22,588)	(11,535)	(31,342)
Cash provided by (used in) financing activities	(8,306)	6,942	855

(1)	Year ended December 31, 2009 includes only 217 days of acquired business operations.

Operating Activities

Consolidated cash provided by operating activities mainly comprises the cash from operations of our bulk liquid storage and liquid feed supplements businesses, partially offset by expenses paid at the corporate level, such as professional fees and interest on amounts borrowed on our credit facility.

Our cash flow provided by operating activities during 2010 was $34.4 million, an increase of $20.5 million compared to $13.8 million net cash provided by operations for 2009. This increase in operating cash flow is largely due to the Company operating for a full year in 2010 compared to only 217 days of acquired business operations in 2009, which included $13.9 million of business combination expenses. This increase was partially offset by an increase in working capital for 2010 driven by significant payments to the ED&F Man group for related party payables outstanding, mainly for molasses purchases, and also partially offset by payments relating to employee bonuses.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, volume fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials such as molasses, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in net cash used of $22.6 million for 2010, compared to net cash used of $11.5 million for 2009. The change is primarily due to the release of $138.4 million in cash held in our trust account at the closing of the business combination on May 28, 2009, partially offset by $124.0 million paid as consideration for the acquired businesses.

Net cash of $22.6 million and $26.0 million for 2010 and 2009 respectively, was used for capital expenditures, primarily in our bulk liquid storage segment in the United States. Since the business combination on May 28, 2009, the cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Capital Expenditures

During 2010, capital expenditures for our bulk liquid storage and liquid feed supplements businesses were $17.2 million and $4.9 million, respectively, with our corporate office capital expenditures totaling $462,000.

Consistent with our strategy of investment in deep water locations and expansion of existing sites in our bulk liquid storage business, in 2010, we spent $3.0 million to complete construction of our Port Allen facility expansion and $3.3 million to expand our Houston 2 facility. In addition, we spent $4.4 million on maintenance capital expenditures on equipment relating to our bulk liquid storage business.

In our liquid feed supplements business, we spent $600,000 in expansion related projects, primarily the construction of two additional tanks totaling 800,000 gallons of capacity at our Catoosa, OK facility. We spent $3.9 million of maintenance capital expenditures on equipment in 2010 as well.

Financing Activities

Our financing activities resulted in net cash used of $8.3 million for 2010, compared to cash provided of $6.9 million for 2009. The difference between the periods is primarily due to the payment of $55.1 million upon redemption of 9,189,990 shares of common stock, the repurchase of 2,514,369 Class A common stock for $15.1 million, and a special cash dividend of $1.00 per share on Class A common stock totaling $11.4 million, all during the first nine months 2009.

Cumulative proceeds received from period borrowings under our credit facility were $53.0 million for 2010 compared to $180.6 million for 2009. This difference was due to additional proceeds needed at the consummation of the business combination on May 28, 2009. The proceeds of the credit facility are used by the Company for general corporate purposes, which includes among other things working capital, capital expenditures, and acquisitions.

Cumulative repayments on our credit facility for 2010 totaled $56.1 million compared to $91.8 million for 2009. Another $4.5 million was used to purchase 34,874,820 of our publicly traded warrants during the third and fourth quarter of 2010.

Significant non-cash activities in 2009 included our issuance on May 28, 2009 of 30,886,830 newly-issued shares of Series A Convertible Preferred Stock, with a fair value of $177.3 million, and 12,624,003 newly issued shares of Class B common stock, with a fair value of $63.1 million, to Agman, an ED&F Man subsidiary, as part of the consideration for the acquired business.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During 2010, the effect of exchange rate changes decreased our cash and cash equivalents by $543,000 primarily due to the strengthening of the U.S. dollar against the euro and pound sterling during 2010. During 2009, the effect of exchange rate changes increased our cash and cash equivalents by $277,000 primarily due to the weakening of the U.S. dollar against the euro and pound sterling during 2009.

Bank Syndicate Credit Facility

In November 2009, the Company entered into a new three-year, $175 million revolving credit facility with a syndicate of banks scheduled to terminate on November 12, 2012, while paying off in its entirety and terminating a temporary $100 million credit facility with ED&F Man. Up to $10 million of the current bank credit facility is available for the issuance of letters of credit. We may also make short-term borrowings of up to $10 million under a “swingline” facility. We initially drew down $90.6 million under the bank credit facility in November 2009, primarily to pay off our prior credit facility with ED&F Man Treasury. In November 2010, the Company exercised the “accordion” feature of the credit facility, with the unanimous consent of the banks committing additional funds, increasing the total lender commitment under the facility by $25 million, to a total of $200 million. As of December 31, 2010, the total balance outstanding on the bank credit facility was $88.5 million.

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

The credit facility includes various customary covenants and other provisions, including a negative pledge on substantially all our non-mortgaged assets restricting their encumbrance, and restrictions on our ability to make capital expenditures, dispose of assets, incur indebtedness, encumber assets, pay dividends, redeem securities, make investments, change the nature of our business, acquire or dispose of a subsidiary, enter into transactions with affiliates, enter into hedging agreements, or merge, consolidate, liquidate, or dissolve. We also must maintain certain financial covenants, including (a) a specially-defined maximum consolidated total leverage ratio, measured quarterly, of no more than 3.75 to 1 as of December 31, 2010 and at the end of each quarter in 2011, and 3.25 to 1 at the end of each quarter thereafter, and (b) a specially-defined minimum consolidated interest coverage ratio, measured quarterly, of not less than 3.0 to 1. Our actual ratios with respect to these two financial covenant tests as of December 31, 2010 were 1.97 to 1 and 8.8 to 1, respectively.

Events of default include, among other things, covenant violations, events having a material adverse effect, and change of control (specially defined). Based on our December 31, 2010 financial position and the current market conditions for our products and services, we anticipate that we will be able to comply with our covenants through 2011.

ED&F Man Credit Facility

To facilitate the consummation of the business combination on May 28, 2009, ED&F Man Treasury, an ED&F Man affiliate, provided us with a two-year, $100 million revolving credit facility that would have matured on May 27, 2011, and a $5 million working capital borrowing line that was scheduled to mature on January 8, 2010. We initially drew down $45.6 million under this facility in May 2009. In October 2009, we drew down an additional $20 million under this facility to finance our purchase of the Southside River terminal facility. Interest accrued on amounts borrowed under the facility at LIBOR plus 3.5%. This revolving credit facility was paid-off in full and terminated in November 2009 when we entered into a new credit agreement with a syndicate of banks led by JP Morgan Chase.

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

Capital Expenditures

At December 31, 2010, we had outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred totaling $6.7 million in the aggregate.

For 2011, based on our current exchange rate expectation, we budgeted approximately $50.8 million of capital expenditures, including approximately $17.1 million for maintenance capital expenditures and $33.7 million for expansion capital expenditures, although we continue to evaluate our capital budget and may make changes as economic conditions warrant.

Maintenance capital expenditures include the refurbishment of storage tanks, piping, and dock facilities, and environmental capital expenditures, principally for improvements in containment measures.

Currently, we are in the process of expanding the capacity of several of our terminal sites. At our Amsterdam, Netherlands terminal, nine stainless steel tanks totaling approximately 4.2 million gallons of capacity in the aggregate are under construction, which has been delayed due to the extensive permitting process in the Netherlands. At our Houston, Texas terminal 1 we began construction of eight tanks totaling approximately 8.4 million gallons of capacity in the aggregate. Also at our Houston, Texas terminal 2 we are constructing four tanks totaling 2.5 million gallons in the aggregate. Completion of these projects are on schedule and expected in the latter half of 2011.

Other Uses

In the future, we expect to use cash for various purposes in addition to capital expenditures, including payment of operating expenses, interest payments, tax payments, and discretionary debt principal payments.

As part of our operating expenses, we expect to continue to make significant purchases of raw materials for our liquid feed supplements business. We and the ED&F Man group have a long-term molasses supply agreement, pursuant to which the ED&F Man group is expected to continue to be our primary supplier of cane molasses. The initial term of the agreement is for a period of 10 years, beginning May 28, 2009, after which the agreement provides for automatic renewals for successive one-year periods unless either party gives notice of non-renewal. Also in 2010, we entered into an addendum to our molasses supply agreement with the ED&F Man group to provide us with a more favorable supply and pricing through September 2011.

Also as part of operating expenses, we expect to continue to make significant lease payments. We have long-term operating leases on 20 bulk liquid storage facilities and 13 liquid feed supplements processing and distribution facilities. Typically our leases extend beyond five years.

Any liquidity in excess of our operating expenses and planned capital expenditures is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy, which at this time is principally focused on expanding our bulk liquid storage business.

Sources

We expect our principal sources of liquidity in 2011 to be our cash from operations and our credit facility, as to which the available borrowing capacity on December 31, 2010 was $111.5 million. We are not predicting any material changes in the mix or relative cost of our capital resources in 2011 from December 31, 2010.

We expect our cash flow from operating activities to be positive for 2011 as a whole. As cash flow from operations is a key source of liquidity for us, further decreases in demand for our products or services would reduce the availability of funds, especially any further decrease in demand for bulk liquid storage services by the ED&F Man group, our largest customer.

We expect that our operating expenses, maintenance capital expenditures, interest payments, and tax payments will generally be funded by cash from operating activities.

We believe cash generated from operations, combined with our availability to draw on our current credit facility, will be sufficient to fund our expansion and acquisition capital expenditures in 2011. Our expansion and acquisition capital expenditures can generally be accelerated or scaled back depending on our liquidity.

We expect that our debt principal payments will generally be funded by refinancing as such principal payments come due.

Our credit facility includes covenants that materially limit our ability to undertake other debt financing. We believe that the recent rise of the stock market in the latter half of 2010 could provide an ability for us to use stock as consideration in acquisitions and may raise the possibility of our issuing additional shares of our Class A common stock to raise additional capital depending on the market price and liquidity of our common stock at the time.

Any liquidity in excess of our operating expenses and planned capital expenditures is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy.

Short-term Adequacy

We believe that our current cash and cash equivalents, credit facility, and the cash flow expected to be generated from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, fund planned capital expenditures, and to meet our commitments through at least the next 12 months.

Cash generated from operating activities can fluctuate depending on global economic conditions. If the availability of credit is tightened due to economic conditions, this could affect the demand of some of our customers for our products and services. Nonetheless, we expect to have sufficient access to cash to complete our committed expansion projects in 2011.

Long-term Adequacy

Beyond 2011, we expect to have the ability to generate sufficient liquidity and capital resources to meet our future cash requirements, including our debt obligations, for the reasonably foreseeable future. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

* our businesses should continue to generate sufficient operating cash flow on an annual basis;

* the ongoing maintenance capital expenditures associated with our businesses should be readily funded from their annual operating cash flow or available financing; and

* we expect be able to refinance or extend maturing debt on appropriate terms that can be supported by the performance of our businesses.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements, and capital expenditure plans. Our ability to access additional debt or equity capital in the long-term depends on the availability of capital markets, our operating and financial performance, and pricing on commercially reasonable terms. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current capital structure and financing, including the issuance of additional equity or long-term debt, refinancing our credit facility, and other restructurings or financings. In addition, we may from time to time seek to repurchase a portion of our outstanding equity in open market purchases, privately negotiated transactions, or otherwise; and we may also review our corporate dividend policy. These matters, if any, will depend on prevailing market conditions, contractual restrictions, government regulations, bank covenants, and other factors. The amount of these activities may be material and may involve significant amounts of cash and/or financing availability.

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

With the exception of operating lease commitments described in Note 14, “Commitments and Contingencies,” of our financial statements, we do not have any other off balance sheet arrangements.

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

Wherever possible we endeavor to secure contractual commitments with third parties prior to construction in order to minimize the delay between construction of facilities and achievement of profitable levels of utilization. Results can be adversely affected when utilization rates are low.

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

Corporate

Borrowings under our corporate revolving credit facility bear interest at a variable rate based on LIBOR or short-term U.S. market rates, at our option. We currently do not hedge our exposure to interest rates, but we do review this matter on a periodic basis. If market interest rates were to increase or decrease, there is a potential impact in our earnings. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K for further discussion of interest rate risk.

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

Interest Rate Risk

The fair value of our cash and cash equivalents at December 31, 2010, approximated its carrying value due to the short-term duration of the cash-equivalent financial instruments. Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or short-term U.S. market rates, at our option. We currently do not use derivative instruments to manage our interest rate risk, but we may in the future. We continuously monitor our level of borrowings to evaluate our potential exposure to interest rate risk, including our assessment of the current and future economic environment.

At December 31, 2010, we had outstanding borrowings of approximately $88.5 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2010 and 2009, if both LIBOR and short-term U.S. market interest rates were to increase or decrease by 100 basis points, the potential annual decrease or increase, respectively, in our 2010 and 2009 pre-tax earnings would be approximately $900,000 and $950,000 respectively, and in our after-tax net earnings would be approximately $600,000 and $600,000 respectively. We are assuming a constant outstanding principal balance under our revolving credit facility and a hypothetical shift in market interest rates in the indicated direction throughout 2010 and 2009, respectively. Changes in our outstanding principal balance or other changes in interest rates would lead to different results.

Foreign Currency Exchange Rate Risk

Our foreign operations represent approximately 24% of our total bulk liquid storage and liquid feed supplements segments operating income and approximately 27% of our asset base. We maintain various operations in multiple foreign locations detailed in the table below. These foreign operations generally incur local operating costs and generate revenues in currencies other than the U.S. Dollar. These foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign currency exchange gains and losses. We do not presently hedge against the risks of foreign currency fluctuations. In the event of significant fluctuations in foreign currencies, we may experience declines in revenue and adverse impacts on operating results and such changes could be material. To manage foreign currency risk, we closely monitor the working capital requirements of our foreign operations, as well as movements in foreign exchange rates. We are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

The following table lists the foreign countries in which we do business and the functional currency of each:

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Netherlands	Euro
Ireland	Euro
Denmark	Danish Krone
Poland	Polish Zloty
Korea	Korean Won
Australia	Australian Dollar

We have identified the Canadian Dollar, the British Pound, and the Euro as the currencies with the most potential to impact our net earnings. A hypothetical 15% increase or decrease in all three of these foreign currency exchange rates against the U.S. dollar, would have potentially increased or decreased, respectively, our annual pre-tax earnings (which are expressed in U.S. dollars) by approximately $1.2 million and $1.3 million respectively for the years ended December 31, 2010 and 2009, and our after-tax net earnings by approximately $800,000 and $900,000 respectively.

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

Translation adjustments potentially affecting balance sheet items and included in accumulated other comprehensive income for 2010 were $2.2 million of unrealized losses primarily due to the strengthening of the U.S. dollar against the euro and pound sterling. This exchange rate change negatively impacted the net assets used in our foreign operations and held in local currencies, resulting in a decrease in cumulative translation adjustments to a $231,000 unrealized gain as of December 31, 2010, compared to a $2.4 million unrealized gain as of December 31, 2009. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

Commodity Price Risk

In the normal course of operations, our business is exposed to market risks arising from adverse changes in the prices of the commodities stored, consumed, and produced in our business.

Bulk Liquid Storage

We do not face significant risks relating directly to short-term movements in commodity prices in our bulk liquid storage business, as we primarily store and/or handle products for a fee and are not engaged in significant unmatched purchases and resale of commodity products.

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

Typically greater than 60% of our raw material inputs are purchased from markets that can be volatile and are not provided the protections of standard risk management tools. Many of these ingredients are purchased from the food industry (corn, soybean, sugar milling), as well as from other industrial production. As such, the ingredients purchased by us are by product streams ancillary to our suppliers’ main product stream and do not necessarily synchronize with the seasonality of our business. This requires us to make future purchase and storage commitments based upon knowledge of our industry as well as the production and pricing of numerous other industries.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Westway Group, Inc.

We have audited the accompanying consolidated balance sheets of Westway Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westway Group Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 31, 2011

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

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 15, 2010

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$12,652	$9,710
Trade acounts receivable from third parties, net	37,297	38,665
Trade accounts receivable from related parties	2,769	5,054
Inventories	15,463	20,407
Other current assets	8,493	9,681

Total current assets	76,674	83,517
Investment in unconsolidated subsidiary	4,277	4,368
Property, plant and equipment, net	313,491	324,587
Goodwill	89,217	89,970
Other intangibles, net	8,221	5,954
Other non-current assets	3,341	3,055

Total assets	$495,221	$511,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$8,009	$6,658
Trade accounts payable to related parties	8,909	23,844
Accrued expenses and other current liabilities	32,276	28,847

Total current liabilities	49,194	59,349
Borrowings under credit facilities	88,534	91,633
Deferred income taxes	64,624	65,108
Other long-term liabilities	660	—

Total liabilities	203,012	216,090

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none issued at December 31, 2010 and December 31, 2009	—	—
Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 30,886,830 issued and outstanding at December 31, 2010 and December 31, 2009	177,291	177,291
Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,841,580 issued and outstanding at December 31, 2010 represented by 14,217,577 convertible Class A and 12,624,003 convertible Class B shares. (December 31, 2009: $.0001 par value; 235,000,000 shares authorized; 26,561,766 shares issued and outstanding represented by 13,940,833 convertible Class A and 12,624,003 convertible Class B shares)	3	3

Additional paid-in capital	131,039	133,456
Accumulated other comprehensive income	231	2,397
Retained earnings (accumulated deficit)	(3,082)	(4,284)
Treasury stock at cost—2,335,569 shares (December 31, 2009: 2,352,569 shares)	(14,013)	(14,115)

Total Westway Group, Inc. stockholders’ equity	291,469	294,748
Non-controlling interest	740	613

Total stockholders’ equity	292,209	295,361

Total liabilities and stockholders’ equity	$495,221	$511,451

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009 (1)
Net revenue
Bulk liquid storage	$76,466	$36,590
Liquid feed supplements	253,531	154,900
Related parties	12,661	8,819

Total net revenue	342,658	200,309
Costs of sales—liquid feed supplements
Third parties	140,464	82,916
Related parties	66,378	44,022

Total costs of sales—liquid feed supplements	206,842	126,938
Other operating costs and expenses	56,928	29,876
Depreciation and amortization	25,595	11,060
Selling, general and administrative expenses	34,026	18,510
Goodwill impairment	2,062	—
Business combination expenses	—	13,891
Founder warrant expense	1,381	—

Total operating expenses	326,834	200,275

Operating income	15,824	34

Other expense
Interest, net	(5,119)	(1,318)
Loss on disposal of property, plant & equipment	(947)	(59)

Total other expense	(6,066)	(1,377)
Income (loss) before income tax provision and equity in earnings (loss) of unconsolidated subsidiary	9,758	(1,343)
Income tax provision	(3,650)	(2,518)
Equity in earnings (loss) of unconsolidated subsidiary, net	(433)	134

Net income (loss)	5,675	(3,727)

Net loss attributable to non-controlling interest	3	67

Net income (loss) attributable to Westway Group, Inc.	5,678	(3,660)
Preferred dividends accrued	(4,250)	(2,515)

Net income (loss) applicable to common stockholders	$1,428	$(6,175)

Weighted average number of common shares equivalent outstanding:
Basic	57,488,566	23,690,843
Diluted	58,131,019	23,690,843
Net income (loss) per share of common stock:
Basic	$0.02	$(0.26)
Diluted	$0.02	$(0.26)
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	$0.02	—
Basic and diluted earnings per share attributable to common shares	$0.02	—
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted	30,886,830	—
Common share weighted average shares outstanding, basic	26,601,736	—
Common share weighted average shares outstanding, diluted	58,131,019	—

(1)	The year ended December 31, 2009 includes only 217 days of acquired business operations.

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Predecessor Combined Carve-Out Statements of Operations

November 1, 2008 through May 28, 2009 (1)

Net revenue
Bulk liquid storage	$33,632
Liquid feed supplements	171,135
Related parties—ED&F Man	7,252

Total revenue	212,019
Cost of Sales	176,716

Gross Profit	35,303
Selling, General and Administrative Expenses	15,797

Income from operations	19,506

(Expense)/income from investments	(248)
(Loss)/gain on disposals of property, plant & equipment	(12)

Total non-operating (expense)/income	(260)

Income before taxes	19,246
Income tax expense	(5,839)
Minority interest	(24)

Net income	$13,383

(1)	Operations as predecessor ceased on May 28, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2008 to December 31, 2010

(in thousands)

(in thousands, except per share data)	Westway Group, Inc. Stockholders’ Equity												Non- controlling Interest	Total Stockholders’ Equity
	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity
	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2008	—	$—	28,750	$3	—	$—	$78,941	$1,568	$—	—	$—	$80,512	$—	$80,512
Cancellation of shares following exercise of conversion rights			(9,190)	(1)			(338)					(339)		(339)
Repurchase of shares at $6.00 per share			(2,514)							2,514	(15,086)	(15,086)		(15,086)
Cancellation of shares previously held by sponsor			(3,267)									—		—
Issuance of shares at $5.00 per share					12,624	1	63,119					63,120		63,120
Convertible preferred shares issued at $5.74 per share	18,705	107,367										107,367		107,367
Deferred convertible preferred shares issued at $5.74 per share	12,182	69,924										69,924		69,924
Cash dividends declared and paid, $1.00 per class A common share							(11,382)					(11,382)		(11,382)
Convertible preferred dividend accrued								(2,515)				(2,515)		(2,515)
Reversal of accretion of trust account relating to common stock subject to possible redemption, net of tax								323				323		323
Reversal of previously accrued underwriters’ discount and offering costs related to public offering							3,312					3,312		3,312
Issuance of common shares ranging from $4.17 to $5.00 per share from treasury			162				(196)			(162)	971	775		775
Non-controlling interest													680	680
Comprehensive income (loss)
Net (loss) income								(3,660)				(3,660)	(67)	(3,727)
Foreign currency translation									2,397			2,397		2,397

Balance, December 31, 2009	30,887	$177,291	13,941	$2	12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361

(in thousands, except per share data)	Westway Group, Inc. Stockholders’ Equity												Non- controlling Interest	Total Stockholders’ Equity
	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity
	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2009	30,887	$177,291	13,941	$2	12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361
Issuance of class A common shares ranging from $3.62 to $4.50 per share from treasury			17					(31)		(17)	102	71		71
Reclassification of additional paid in capital to retained earnings relating to treasury stock							195	(195)				—		—
Restricted stock activity, net of shares forfeited			258				541					541		541
Founder warrant extension							1,381					1,381		1,381
Warrant tender			2				(4,534)					(4,534)		(4,534)
Convertible preferred dividend accrued								(4,250)				(4,250)		(4,250)
Non-controlling interest adjustment													130	130
Comprehensive income
Net income								5,678				5,678	(3)	5,675
Foreign currency translation									(2,166)			(2,166)		(2,166)

Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2010	2009 (1)
Net income (loss)	$5,675	($3,727)
Other comprehensive income (loss) net of tax effect:
Foreign currency translation	(2,166)	2,397

Comprehensive income (loss)	3,509	(1,330)
Comprehensive income (loss) attributable to non-controlling interest	3	67

Comprehensive income (loss) attributable to Westway Group Inc.	$3,512	($1,263)

(1)	The year ended December 31, 2009 includes only 217 days of acquired business operations.

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009 (1)
Cash flows from operating activities:
Net income (loss)	$5,675	$(3,727)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	2,425	3,538
Provision for doubtful accounts receivable	177	255
Goodwill impairment	2,062	—
Depreciation and amortization	25,595	11,060
Amortization of deferred financing costs	1,145	129
Equity in earnings (loss) in unconsolidated investments	433	(192)
Loss on disposal of property, plant & equipment	947	59
Founder warrant expense	1,381	—
Stock compensation	610	775
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,037	(5,731)
Inventory	4,944	(210)
Other current assets	2,245	(6,973)
Accounts payable	(12,926)	9,650
Accrued expenses and other current liabilities	(3,371)	5,203

Net cash provided by operating activities	34,379	13,836

Cash flows from investing activities
Decrease in investments held in trust account	—	138,446
Capital expenditures for property, plant and equipment, net of sales proceeds	(22,588)	(25,954)
Acquisition of businesses	—	(124,027)

Net cash used in investing activities	(22,588)	(11,535)

Cash flows from financing activities:
Proceeds from credit facility	53,040	180,646
Payments on credit facility	(56,139)	(91,787)
Purchase of treasury stock	—	(15,086)
Purchase of public warrants	(4,532)	—
Cash dividends declared and paid	—	(11,382)
Redemption of redeemable common stock following exercise of conversion rights	—	(55,084)
Payment of deferred financing costs	(675)	(365)

Net cash provided by (used in) financing activities	(8,306)	6,942

Effects of exchange rate changes on cash and cash equivalents	(543)	277

Net increase in cash and cash equivalents	2,942	9,520
Cash and cash equivalents, beginning of period	9,710	190

Cash and cash equivalents, end of period	$12,652	$9,710

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,880	$2,993
Cash paid for interest	4,140	1,957
Non-cash financing and investing activities:
Preferred dividends accrued	$4,250	$2,515
Reduction in deferred underwriter liability	—	(3,312)
Series A Convertible Preferred stock issued to ED&F Man for acquired business	—	177,291
Class B common stock issued to ED&F Man for acquired business	—	63,120
Stock issued from treasury shares	102	971

(1)	The year ended December 31, 2009 includes only 217 days of acquired business operations.

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Predecessor Combined Carve -Out Statements of Cash Flows
November 1, 2008 through May 28, 2009 (1)
Cash Flows From Operating Activities
Net income	$13,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,564
Loss/(gain) on disposals of property, plant and equipment	12
Expense/(income) from investments	135
(Decrease)/increase in deferred tax assets/liabilities	1,313
Increase/(decrease) in minority interest	5
Share based compensation expense	728
Changes in operating Assets and Liabilities:
(Increase) decrease in accounts receivable	10,512
(Increase) decrease in inventory	1,357
Decrease (increase) in prepaid and other	1,427
Increase in income taxes recoverable	528
(Decrease) increase in accounts payable	(609)
(Decrease) increase in accrued expenses	(2,611)
Increase (decrease) in tax payable	(4,809)
(Decrease) increase in other liabilities	552

Net cash provided by operating activities	30,487

Cash flows from investing activities
Capital expenditures in property, plant and equipment	(31,944)
Investments in joint ventures	(397)
Proceeds from disposals of property, plant and equipment	999

Net cash used in investing activities	(31,342)

Cash flows from financing activities
Change in ED&F Man Net Invested Capital	855
Distribution to/(from) ED&F Man

Net cash used in financing activities	$855

Net change in cash and cash equivalents	—

(1)	Operations as predecessor ceased on May 28, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading provider of bulk liquid storage and related value-added services, and a leading manufacturer and distributor of liquid animal feed supplements. The Company operates an extensive global network of operating facilities providing bulk liquid storage and producing liquid feed supplements. The bulk liquid storage business is a global business with terminal locations at key port and terminal sites throughout North America and in Western Europe and Asia, offering storage to manufacturers and consumers of agricultural and industrial liquids. The liquid feed supplements business produces liquid animal feed supplements through blending molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock, and are sold directly to end users, primarily supplying the beef and dairy livestock industries.

The Company was originally incorporated as Shermen WSC Acquisition Corp. (“Shermen”), a “special purpose acquisition” corporation, in Delaware on April 18, 2006. The Company was formed for the purpose of acquiring an operating business in the agriculture industry through a merger, capital stock exchange, asset acquisition, stock purchase, or other similar business combination. From inception through May 28, 2009, the Company did not have any business or operations and activities were limited to raising capital through an initial public offering and subsequently identifying and acquiring an operating business. On November 25, 2008, Shermen entered into a transaction agreement with ED&F Man Holdings Limited (“ED&F Man”), its subsidiary Westway Holdings Corporation (“Holdings”) and certain other parties to acquire the worldwide bulk liquid storage and liquid feed supplements businesses previously owned by the ED&F Man group (the “acquired business” or “predecessor”). This business combination was consummated on May 28, 2009. On May 28, 2009, Shermen WSC Acquisition Corp. changed its name to Westway Group, Inc. We refer to Westway Group, Inc. (formerly Shermen WSC Acquisition Corp.), together with its wholly-owned subsidiaries, as the “Company” or “we” or “us”.

2. BASIS OF PRESENTATION

The consolidated financial statements include the consolidated results of operations and the consolidated assets and liabilities of the Company, including its wholly-owned and majority-owned subsidiaries. Pro forma consolidated financial information, reflecting the hypothetical results of operations of the acquired business as if it had been owned by the Company on the first day of the earliest financial period presented, is presented in Note 4. The businesses acquired from the ED&F Man group are deemed to be a “predecessor” to the Company. As a result, the combined carve-out financial statements of the acquired business for operations prior to the acquisition are presented. Our results of operations and cash flows on a consolidated basis subsequent to the acquisition of the acquired business are not comparative to the combined carve-out financial statements of the acquired business results of operations and cash flows prior to such acquisition (“predecessor statements”) principally because the basis for the acquired assets and liabilities have been adjusted to fair value pursuant to U.S. GAAP in our financial statements and because the predecessor operations reported on a different calendar as disclosed in our definitive proxy statement filed on Schedule 14-A filed with the U.S. Securities and Exchange Commission on May 14, 2009.

The accompanying consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the twelve months ended December 31, 2009 include the activities of Shermen through May 28, 2009, and the 217 day operations of the acquired business from May 29, 2009 through December 31, 2009. The accompanying consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the twelve months ended December 31, 2010 include the full year of operations of the acquired business.

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

Predecessor Combined Carve-out Accounting

The predecessor combined carve-out financial statements have been prepared in conformity with U.S. GAAP. The predecessor combined carve-out financial statements may not necessarily reflect the results of operations and cash flows if the predecessor had actually existed on a stand-alone basis during the periods presented, and these combined carve-out financial statements may not be indicative of future performance.

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

In preparing these predecessor combined carve-out financial statements, cost items that have been identified as related to the predecessor operations have been carved out and allocated to the predecessor in full. Those items that are not subject to a direct relationship have been allocated directly or on a proportional basis using revenue or number of employees as is most appropriate. Costs related to shared services and corporate services, such as tax, legal and compliance, risk management, finance, internal audit, and executive management have been allocated to the predecessor on a proportional basis using a basis of allocation that would be expected to reasonably reflect the proportion of the predecessor’s incurrence of such costs. Management believes that the allocation methods described above provide a reasonable allocation of costs. However, these costs may not be representative of the costs necessary for the predecessor to operate as a stand-alone entity and management is unable to estimate what such stand-alone costs would have been during the periods presented.

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

Investments in which the Company has a 20% to 50% voting interest and where the Company exercises significant influence over the investee are accounted for using the equity method. The Company has a 51% ownership in Sunnyside Feed LLC (“Sunnyside”) and consolidates 100% of the assets and liabilities of Sunnyside in the balance sheets as well as 100% of the income or loss from operations. The other 49% interest in the pre-tax income or loss and the net assets of Sunnyside are shown separately, as a non-controlling interest, in the statements of operations and the balance sheets, respectively.

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

Investments

Investments in which the Company retains a 20% to 50% voting interest and exercises significant influence over the investee are accounted for using the equity method. The Company has evaluated its relationships with investees and has determined that these entities are not variable interest entities and therefore are not required to be consolidated in the financial statements. Accordingly, the Company’s proportional share of the respective investments earnings or losses is included in the caption “equity in earnings (loss) of unconsolidated subsidiary, net” in its statements of operations. The Company evaluates its investments for potential impairment indicators on an ongoing basis. This evaluation requires the exercise of judgment based upon the specific facts and circumstances of each investment. If impairment indicators exist, the Company will evaluate whether the impairment is other-than-temporary.

Accounts Receivable

The Company maintains an allowance for estimated potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of the allowance. Losses on accounts receivable are charged against the allowance when, in management’s judgment, further collection efforts would not result in a reasonable likelihood of collection. Consistent with industry practices, we generally require payment from our customers within 30 days. As of December 31, 2010 and 2009, our allowance for doubtful accounts was $292,000 and $255,000 respectively.

Inventories

Inventories, principally raw materials which include molasses and other supplements held for use and sale in the liquid feed supplements business, are stated at the lower of cost (weighted average) or market value. As inventory is usually not blended until ordered by the customer, work-in-progress and finished goods are generally not significant. Management compares the cost of inventories, as determined by the weighted average cost method, with the market value, and any allowance determined appropriate is made by writing down the inventories to their market value, if lower than cost. Costs include those costs incurred in bringing the inventories to their present location and condition.

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures on maintenance and repairs are charged to earnings as incurred; additions, renewals and improvements are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included as a component of non-operating income. Additionally, when assets are decommissioned, the costs are charged to operating expense when incurred. Estimated useful lives are periodically reviewed and, when warranted, are updated. Land is not depreciated. Assets under construction are not depreciated until the facility is fully commissioned, and it is the Company’s policy to capitalize interest cost incurred on debt during the construction of major projects. Depreciation of property, plant and equipment is disclosed within total operating expenses using the straight-line method for all assets with estimated lives as follows:

Buildings	20-39 years
Leasehold improvements	Shortest of the asset’s estimated useful life, the length of the lease, or 15 years
Equipment, including tanks, and vehicles	3 to 39 years

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to repair, replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, the Company settles the obligation for its recorded amount or realizes a gain or loss upon settlement. The Company has asset retirement obligations with respect to certain of our assets due to various legal obligations to clean and/or dispose of those assets at the time they are retired. However, these assets can be used for extended and indeterminate periods of time as long as they are leased, properly maintained and/or upgraded. It is the Company’s practice and current intent to maintain such assets and continue making improvements to the assets based on technological advances. As a result, the Company believes that these assets have indeterminate lives for purposes of estimating asset retirement obligations, because dates or ranges of dates upon which the Company would retire these assets cannot reasonably be estimated at this time. Accordingly, the Company generally has not recorded an asset retirement obligation, or corresponding asset, relating to this type of obligation because the future dismantlement and removal dates of long-lived assets, and the amount of any associated costs, are indeterminable. When a date or range of dates can reasonably be estimated for the retirement of any asset, the Company estimates the cost of performing the retirement activities and records a liability for the fair value of that cost using established present value techniques.

Goodwill and Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives.

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

Goodwill and Other Intangible Assets

Goodwill and certain indefinite lived intangible assets are tested for impairment at least annually or when there is a triggering event that indicates impairment. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined into a single reporting unit when they have similar economic characteristics. The Company determined that it was appropriate to use 21 reporting units, consisting of one reporting unit for all of the liquid feed supplements sites and 20 reporting units for the bulk liquid storage sites. The Company’s five bulk liquid storage operating facilities located in the United Kingdom have been grouped into a single reporting unit.

The Company estimates the fair value of each reporting unit based on an income approach, which estimates the fair value of the reporting units based on projected discounted cash flows, and a market approach, which estimates the fair value of our reporting units based on comparable market multiples. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated. Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is assumed to be impaired and a second step is performed. In the second step, the implied fair value of goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

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

U.S. GAAP requires the use of valuation techniques that are consistent with one or more of the market approach, the income approach, or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future projected amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, U.S. GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Debt Issuance Costs

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term credit facility. Such costs are being amortized using the straight-line method over the term of the facility.

Defined Contribution and Other Benefit Plans

The Company accounts for the cost of its defined contribution plans on an accrual basis in accordance with U.S. GAAP. The cost to the Company under defined contribution plans for the year ended December 31, 2010 was $2.9 million and $1.2 million for the year ended December 31, 2009.

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

Stock-Based Compensation

The Company calculates stock-based compensation expense utilizing fair value-based methodologies and recognizes the expense on a straight-line basis over the vesting period of such awards. Compensation expense recorded for awards that do not vest is reversed in the period that it is determined that the award will not vest.

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

The Company complies with the provisions of U.S. GAAP that prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2010 and 2009. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2010 and 2009.

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

In accordance with U.S. GAAP, the assets, liabilities and results of operations of certain Company foreign subsidiaries are measured using their functional currency which is the currency of the foreign economic environment in which they operate. Upon consolidating these subsidiaries with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date, revenue and expenses are translated at the weighted average currency exchange rate for the applicable reporting period, and stockholder’s equity accounts are translated at historical exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the statements of stockholders’ equity. Upon disposal or liquidation of a foreign subsidiary, these cumulative translation adjustments are recognized as income or expense.

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

Earnings (loss) per share

The Company complies with the accounting and disclosure provision of U.S. GAAP that requires dual presentation of basic and diluted income (loss) per common share for all periods presented and uses the treasury stock method to calculate diluted earnings per share. Basic income per share excludes dilution and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares and, when dilutive, participating preferred shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional incremental shares to be issued upon the assumed exercise of stock warrants and options to purchase stock units, net of shares hypothetically repurchased at the average market price with the proceeds of exercise, as well as unvested restricted stock granted to certain employees. The Series A Convertible Preferred Stock is a participating security; therefore net income is allocated to both common stock and Series A Convertible Preferred Stock based on the ratio of number of shares, if converted, to the total number of shares.

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

The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the bulk liquid storage and liquid feed supplement industries. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material. The Company provides storage of liquid products to the ED&F Man group, an affiliated customer that accounted for 14% of total bulk liquid storage revenue for the year ended December 31, 2010. At December 31, 2010, 7% of the Company’s accounts receivables were due from the ED&F Man group. See Related-Party Transactions (Note 6) for further discussions of affiliate transactions.

Subsequent Events

In accordance with U.S. GAAP, the Company evaluates events or transactions that occur during the period after the balance sheet date for potential recognition or disclosure in the financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Recent Accounting Developments

In February 2010, the FASB amended a previously issued accounting standard to require all companies that file financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued. The standard was amended to exempt these companies from the requirement to disclose the date through which subsequent events have been evaluated. This amendment became effective in 2010.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. We adopted this guidance on January 1, 2011. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

In December 2010, a pronouncement was issued by the FASB that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. The Company adopted this pronouncement as of January 1, 2011. The Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

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

In accordance with the purchase method of accounting, the purchase price paid was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of May 28, 2009. In valuing acquired assets and assumed liabilities, fair values were based on inputs determined by management based on various market, cost, and income analyses and recent asset appraisals. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The Company finalized the purchase price allocation in 2010. A summary of the final purchase price allocation as of May 28, 2009, is as follows:

(in thousands)
Cash	$103,000
Company common stock	63,120
Company preferred stock	107,367
Contingent consideration	69,924
Working capital and other adjustments	1,756

Total allocable purchase price	$345,167

Accounts receivable	38,243
Inventories	20,197
Prepaid expenses and other current assets	1,662
Goodwill	89,281
Tradename	7,836
Property, plant & equipment	285,510
Other non current assets	8,657
Current liabilities	(41,278)
Long term liabilities	(64,941)

Total final purchase price allocation	$345,167

Goodwill arising from the business combination was $89.3 million. The initial allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions were subject to change within the measurement period as prescribed by U.S. GAAP. The preliminary purchase price allocation was adjusted in 2010 as a result of final analysis of the assets acquired, principally property, plant, and equipment, as well as liabilities assumed, principally asset retirement obligations and deferred taxes. This analysis resulted in an increase to the preliminary allocation to goodwill of $1.4 million during 2010. The following significant adjustments during 2010 were the result of additional analysis of these areas as of the time of the acquisition:

Property, Plant, and Equipment

The Company decreased the preliminary recorded fair values of property, plant, and equipment by $4.9 million due to the finalization of certain tangible asset valuations.

Tradenames

The Company increased the preliminary fair value estimate for its liquid feed supplement business tradename by $1.9 million during 2010 to a total fair value of $7.8 million based on the finalization of certain valuations.

Asset Retirement Obligations

The Company has recorded certain asset retirement obligations that existed as of the acquisition date totaling $645,000 as the result of requirements under certain of our facility lease agreements which have “return to original condition” clauses which will require us to remove or restore items to original condition as the abandonment or expiration of these certain leases has been determined. This adjustment recorded during 2010 increased the fair value of the related acquired tangible assets. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

Deferred Income Taxes

The Company decreased the preliminary recorded deferred income tax liability by $2.3 million during 2010 as a result of the finalization of assigned fair values and comparison of the assigned fair values to the tax basis of the assets acquired and liabilities assumed.

Working Capital Adjustment

The Company finalized all post closing adjustments relating to net working capital payable to ED&F Man. This resulted in an additional $608,000 balance recorded during 2010 due to ED&F Man for consideration paid.

The following table represents the actual results of the Company for the year ended December 31, 2010 compared to the pro forma (unaudited) consolidated statements of operations for the Company for the year ended December 31, 2009 as if the acquisition of the acquired business had occurred on January 1, 2009 (in thousands, except for share data):

2010 Consolidated Statement of Operations Compared to 2009 Pro Forma Results

	Year Ended December 31,
	2010 (Actual)	2009 (Pro Forma)
Net revenue
Bulk liquid storage	$76,466	$59,854
Liquid feed supplements	253,531	276,044
Related parties	12,661	14,232

Total net revenue	342,658	350,130
Costs of sales—liquid feed supplements
Third parties	140,464	152,754
Related parties	66,378	74,682

Total costs of sales—liquid feed supplements	206,842	227,436
Other operating costs and expenses	56,928	52,388
Depreciation and amortization	25,595	20,561
Selling, general and administrative expenses	34,026	29,998
Goodwill impairment	2,062	—
Founder warrant expense	1,381	—

Total operating expenses	326,834	330,383

Operating income	15,824	19,747

Other expenses
Interest, net	(5,119)	(2,688)
Loss on disposal of property, plant & equipment	(947)	(67)

Total other expenses	(6,066)	(2,755)
Income before income tax provision and equity in loss of unconsolidated subsidiary	9,758	16,992
Income tax provision	(3,650)	(5,837)
Equity in loss of unconsolidated subsidiary, net	(433)	(118)

Net income	5,675	11,037

Net loss attributable to non-controlling interest	3	73

Net income attributable to Westway Group, Inc.	5,678	11,110
Preferred dividends accrued	(4,250)	(4,250)

Net income applicable to common stockholders	$1,428	$6,860

Weighted average number of common shares equivalent outstanding:
Basic (1)	57,488,566	57,422,816
Diluted (2)	58,131,019	57,422,816
Earnings per share of common stock:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	$0.02	$0.12
Basic and diluted earnings per share attributable to common shares	$0.02	$0.12
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted (1)	30,886,830	30,886,830
Common share weighted average shares outstanding, basic	26,601,736	26,535,986
Common share weighted average shares outstanding, diluted	58,131,019	57,422,816

(1)	As the Series A Convertible Preferred Stock is considered a participating security, we have included these shares within the basic computation of earnings per share under the two-class method.
(2)	As the warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been included for actual or pro forma results of operations since the average market price of our Class A common stock is below this range.

The Company derived the (unaudited) pro forma results of operations from the unaudited consolidated financial statements of the acquired business from January 1, 2009 to May 28, 2009 and from the audited consolidated statements of the Company from May 29, 2009 to December 31, 2009, and then made certain adjustments. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the business combination taken place on January 1, 2009, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma results of operations do not include business combination expenses of $13.9 million that were incurred in 2009. The pro forma adjustments include an additional imputed interest expense of $1.8 million for the year ended December 31, 2009 relating to the period from January 1, 2009 through May 28, 2009, based on historical borrowings and average interest rates of the acquired business, since before the business combination the ED&F Man group’s debt and interest and other financing related costs were not specifically identified as corporate borrowings from the ED&F Man group. The pro forma adjustments for the twelve months ended December 31, 2009 include assumed corporate public company costs of $1.2 million within general and administrative expenses associated with operating as a public company from January 1, 2009 through May 28, 2009, comparable in amount to the actual corporate public company costs incurred during 2009 after the business combination. The pro forma results include an adjustment that assumes twelve months of dividends payable on 30,886,830 shares of Series A Convertible Preferred Stock, including escrowed shares, at $0.0344 per share per quarter for the year ended December 31, 2009. The pro forma numbers include an adjustment to increase depreciation expense for the year ended December 31, 2009 pro forma information in the amount of $4.4 million. This adjustment was made as a result of the Company finalizing the purchase price allocation of the acquired bulk liquid storage and liquid feed supplements businesses during 2010 and represents the updated useful life depreciation expense attributable to the period from January 1, 2009 to December 31, 2009 on assets existing at the acquisition date. The pro forma results of operations do not include $476,000 of formation and operating costs associated with Shermen or interest income from the trust account held by Shermen of $138,000 for the year ended December 31, 2009.

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

The acquisition was accounted for using the purchase method of accounting for business combinations and the Company was identified as the accounting acquirer. The allocation of the purchase price to the fair values of the acquired assets and liabilities is outlined below, with the Company recording the acquisition-date fair values on the following major classes of consideration:

(in thousands)
Cash	$19,879

Total allocable purchase price	$19,879

Property, plant & equipment	17,719
Goodwill	2,100
Other intangibles	60

Total final purchase price allocation	$19,879

The Company finalized the purchase price allocations for this acquisition in the first quarter of 2010.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company performed an annual goodwill impairment assessment as of October 1, 2010 using the two-step process required by ASC 350. We determined that it was appropriate to use 21 reporting units, consisting of one reporting unit for our liquid feed supplements business and 20 reporting units principally related to our bulk liquid storage sites. The determination of reporting units is based on whether discrete financial information is available which management regularly reviews, along with aggregation criteria based on geographic location, sizes, and economic characteristics. Our five bulk liquid storage operating facilities located in the United Kingdom have been grouped into a single reporting unit due to their similar economic characteristics. Our total goodwill of $89.3 million related to the May 2009 business combination was allocated between our two businesses, bulk liquid storage and liquid feed supplements, based on fair value concepts including a combination of income, market, and cost approaches used in the May 2009 purchase price allocation. With respect to our bulk liquid storage business, we further allocated the goodwill to the United Kingdom reporting unit and the other 19 bulk liquid storage reporting units based on historical profitability percentages.

As of October 1, 2010, the Company’s 21 reporting units had an aggregate goodwill balance of $91.3 million prior to our annual impairment assessment. The Company performed its annual goodwill impairment assessment as of October 1, 2010 using a combination of an income approach and a market approach to determine the fair value of the reporting units. The Company performed “Step 1” and compared the weighted average fair value of the each reporting unit of accounting to its carrying value as of October 1, 2010. Step 1 indicated that out of the 21 reporting units, one reporting unit, our Ireland site, had a carrying value which exceeded its fair value. Accordingly, the Company performed “Step 2” in relation to the Ireland reporting unit. The second step determined the implied fair value of goodwill of the Ireland reporting unit by comparing the fair value of the reporting unit to the aggregate fair value of all the assets and liabilities of the reporting unit. In the “Step 2” impairment analysis, the Company compared the implied fair value of goodwill in the Ireland reporting unit to its carrying value. The Company determined that the implied fair value of goodwill of the Ireland reporting unit was zero and therefore recorded a non-cash impairment charge to our goodwill of approximately $2.1 million, which was the entire amount of goodwill that had been allocated to the Ireland reporting unit.

The impairment of the goodwill at our Ireland reporting unit, which consists of 12 storage tanks in Dublin with an aggregate capacity of 6.1 million gallons, was primarily due to a continued decline in the Irish economy and the consequent reductions in the Company’s future revenue projections for the facility.

The following table reflects goodwill activity for fiscal years 2010 and 2009:

(Amounts in millions)
December 31, 2008	$—
Acquisitions	89,970

December 31, 2009	$89,970
Currency translation	(102)
Purchase price accounting adjustment	1,411
Goodwill impairment	(2,062)

December 31, 2010	$89,217

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	December 31,
	2010	2009
Liquid feed supplements tradename	$7,836	$5,900
Non-compete agreements	596	60

	8,432	5,960
Less accumulated amortization	(211)	(6)

	$8,221	$5,954

The liquid feed supplements tradename has an indefinite useful life and is not subject to amortization. However, we evaluate the remaining useful life of this intangible asset and test for impairment periodically as required. The non-compete agreements have finite useful lives and we amortize these agreements using the straight-line method over their respective useful lives. The useful lives for our non-compete agreements are based on their contractual terms.

6. RELATED-PARTY TRANSACTIONS

Prior to the business combination in May 2009, as a consequence of being owned by ED&F Man, the acquired business maintained a commercial relationship with the ED&F Man group. After the business combination, this relationship has continued, with the Company acting as a supplier of storage services to the ED&F Man group and the ED&F Man group acting as a provider of molasses requirements to the liquid feed supplements business. In addition, ED&F Man agreed to provide transitional services to the Company for a minimum period of twelve months following the business combination. The Company also agreed to provide transitional services to the ED&F Man group for the same period.

During each of the financial periods presented, the Company (or its predecessor) provided storage of liquid products to the ED&F Man group. For the years ended December 31, 2010 and 2009, bulk liquid storage net revenue earned from the ED&F Man group by the Company was $12.2 million and $8.5 million, respectively, representing 14% and 19% of total bulk liquid storage net revenue.

In addition, during each of the financial periods presented, the Company (or its predecessor) acquired molasses from the ED&F Man group for our liquid feed supplements business. For the years ended December 31, 2010 and 2009, our costs of purchases from the ED&F Man group were $66.4 million and $44.0 million respectively, representing 32% and 38% of total liquid feed supplement cost of sales. These costs are included in cost of sales in the consolidated statements of income.

As a consequence of these relationships, the consolidated financial statements of the Company include amounts owing from the ED&F Man group and amounts payable to the ED&F Man group in respect of the bulk liquid storage and liquid feed supplements businesses. At December 31, 2010 and 2009, 7% and 12% of the Company’s trade accounts receivables were due from the ED&F Man group respectively. At December 31, 2010 and 2009, 53% and 78% of the Company’s trade accounts payables were due to the ED&F Man group respectively.

ED&F Man Treasury, an affiliate of ED&F Man, indirect holder of 47.2% of the common stock in the Company, provided the Company with a two year, $100 million revolving credit facility maturing on May 27, 2011, and a $5 million working capital borrowing line that was scheduled to mature on January 8, 2010. Interest accrued on amounts borrowed under the facility and borrowing line at LIBOR plus 3.5%. A facility fee of up to $1.5 million would have been payable to ED&F Man in the event that the facility had not been refinanced by

November 28, 2009. There was no utilized portion of this credit facility and borrowing line, as it was paid off and terminated in its entirety on November 12, 2009 when the Company obtained a $175 million 3-year revolving credit facility from a syndicate of banks.

In connection with transitional treasury management services provided by the ED&F Man group, at December 31, 2010 and 2009, the Company had net deposits of $4.7 million and $7.8 million respectively, in cash from the Company’s international subsidiaries held with ED&F Man Treasury, bearing interest at the one-month LIBOR rate.

The Company also incurred service charges in respect of directly attributable divisional and central ED&F Man corporate costs in each financial period for services rendered to the Company’s bulk liquid storage and liquid feed supplements businesses. The Company has recharged the ED&F Man group in respect to transitional services provided, consisting of human resources, information technology, accounting administration, invoicing, and other services. This shared service agreement was terminated in the first half of 2010.

The Company has a participation agreement with a captive insurance company owned by the ED&F Man group. The captive underwrites the self-insured portion of certain risks insured by the Company through the captive and charges a premium for the first layer claims exposure. Under this agreement all of the Company’s transactions are partitioned into a separate operational cell from the ED&F Man group’s business.

7. EARNINGS (LOSS) PER SHARE

The Company calculated earnings (loss) per share in accordance with U.S. GAAP. The Series A Convertible Preferred Stock is a participating security because it participates in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares, if converted, to the total number of shares. The Company has included these shares within the computation of earnings per share under the two-class method for the year ended December 31, 2010 but not for the year ended December 31, 2009 because the effect of converting all outstanding convertible preferred shares into common shares would have an antidilutive impact as a result of the Company’s net loss during 2009. The Company has included the effect of the preferred dividends in the numerator for the years ended December 31, 2010 and 2009 as it is deemed a contractual obligation.

In calculating its basic weighted average number of shares for the year ended December 31, 2010, the Company added an additional 45,740 shares to its weighted average shares outstanding to account for the vesting of employee restricted stock. The Company had no restricted stock granted during the year ended December 31, 2009. In calculating its diluted weighted average number of shares for the year ended December 31, 2010, the Company added an additional 457,200 shares to its weighted average shares outstanding to account for the deemed conversion of the accrued, but unpaid, preferred dividends on the 30,886,830 shares of outstanding Series A Convertible Preferred Stock. The Company also added 185,253 shares to its diluted weighted average share number for year ended December 31, 2010 relating to unvested restricted stock granted to certain employees. There were no dilutive shares for the year ended December 31, 2009 because the Company had a net loss for this period. As the Company’s warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been added to the diluted weighted average number of shares for the years ended December 31, 2010 and 2009 since the average price of our common stock was below this range.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Year Ended December 31,
	2010	2009 (1)
Numerator
Net income (loss) attributable to Westway Group, Inc.	$5,678	$(3,660)
Preferred dividends	(4,250)	(2,515)

Net Income (Loss) Applicable to Common Stockholders—Basic	1,428	(6,175)
Plus income impact of assumed conversion of:
Series A Convertible Preferred Stock	4,250	—

Net Income (Loss) Applicable to Common Stockholders—Diluted	$5,678	$(6,175)

Denominator
Weighted average number of common shares outstanding	26,601,736	23,690,843
Weighted average number of participating Series A Convertible Preferred shares	30,886,830	—

Weighted average number of shares for purposes of calculating basic earnings per share	57,488,566	23,690,843
Add common stock issuable upon conversion of:
Series A Convertible Preferred Stock accrued dividends	457,200	—
Unvested restricted stock	185,253	—

Weighted average number of shares for purposes of calculating diluted earnings per share	58,131,019	23,690,843

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders—Basic	$0.02	$(0.26)
Net Income Available to Common Stockholders—Diluted	$0.02	$(0.26)
Basic and diluted earnings per share attributable to Series A convertible preferred stock	$0.02	—
Basic and diluted earnings per share attributable to common shares	$0.02	—
Series A convertible preferred stock weighted average shares outstanding, basic and diluted	30,886,830	—
Common share weighted average shares outstanding, basic	26,601,736	—
Common share weighted average shares outstanding, diluted	58,131,019	—

(1)	Year ended December 31, 2009 includes only 217 days of acquired business operations.

The number of additional shares that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share due to the average price of our common stock during 2010 is summarized as follows:

Year Ended December 31, 2010

Public offering warrants	11,073,580
Founder warrants (2)	5,214,286
Underwriter options to purchase units, with one share of common stock per unit (2)	700,000
Underwriter options to purchase units, with two warrants per unit (2)	1,400,000

18,387,866

(2)	Founder warrants and underwriter options to purchase units have a potentially less dilutive effect because they have a cashless exercise provision.

8. INVESTMENTS

Investment in unconsolidated subsidiary

The acquired business had formed, without initial investment, Champion Liquid Feeds (“CLF”), a 50:50 joint venture with a dry feed distributor in Australia. During 2010, Gardner Smith (Holdings) Pty Ltd acquired the prior joint venture partner’s 50% ownership in Champion. The Company uses the equity method to account for its share in CLF.

Activity in the investment in unconsolidated subsidiary account is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
At start of year	$4,368	$—
Additions	—	3,642
Foreign exchange	528	592
Income (loss) for the year	(619)	134

At end of year	$4,277	$4,368

For the years ended December 31, 2010 and 2009, a loss of $619,000 and income of $134,000 of the equity in undistributed earnings of 50 percent or less owned entities accounted for by the equity method was included in our consolidated statement of operations respectively.

9. PROPERTY, PLANT AND EQUIPMENT, NET

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

	December 31, 2010	December 31, 2009
Land	$12,749	$12,745
Property, plant and equipment—Bulk liquid storage	272,208	260,655
Property, plant and equipment—Liquid feed supplements	55,168	53,854
Property, plant and equipment—Corporate	1,099	190

	341,224	327,444
Less: accumulated depreciation	(36,204)	(11,054)
Assets under construction, including capitalized interest of $52 and $97 for 2010 and 2009, respectively	8,471	8,197

Property, plant and equipment, net	$313,491	$324,587

Depreciation expense was $25.4 million and $11.1 million for the years ended December 31, 2010 and December 31, 2009 respectively.

Predecessor depreciation expense for the approximate 7-month period from November 1, 2008 to May 28, 2009 was $8.6 million. These charges are included in cost of sales in the combined carve-out statements of income.

10. INVENTORIES

A summary of inventories were as follows (in thousands):

	December 31, 2010	December 31, 2009
Finished goods	$1,089	$1,855
Raw materials	13,710	17,799
Other	664	753

Total inventories	$15,463	$20,407

Other inventory consists of packaging and other operating supplies.

11. BORROWINGS UNDER CREDIT FACILITY

Bank Syndicate Credit Facility

In November 2009, the Company entered into a new three-year, $175 million revolving credit facility with a syndicate of banks scheduled to terminate on November 12, 2012, after paying off in its entirety and terminating a $100 million credit facility with ED&F Man. The public company, Westway Group, Inc. (“WGI”), as borrower, entered into a Credit Agreement dated as of November 12, 2009, with JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as syndication agent, Capital One, N.A., Rabobank Nederland, SunTrust Bank, and Compass Bank (doing business as BBVA Compass), as documentation agents, and the lenders from time to time party thereto (initially, JPMorgan Chase Bank, N.A., Regions Bank, Capital One, N.A., Rabobank Nederland, Suntrust Bank, Compass Bank, Whitney National Bank, Societe Generale, and CoBank ACB) (the “Credit Agreement”). The Credit Agreement was delivered and became effective on November 16, 2009.

In November 2010, the Company exercised the “accordion” feature of the credit facility, with the unanimous consent of the banks committing additional funds, increasing the total lender commitment under the facility by $25 million, to a total of $200 million.

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

As of December 31, 2010, the total balance outstanding on the credit facility was $88.5 million.

Financial Covenants

Financial covenants in the credit facility required the Company to have (a) a maximum consolidated total leverage ratio as defined in the Credit Agreement (generally, funded debt to EBITDA) of no more than 3.75 to 1 as of December 31, 2010; and (b) a minimum consolidated interest coverage ratio as defined in the Credit Agreement (generally, EBITDA to interest expense) of not less than 3.0 to 1 as of December 31, 2010. Our actual ratios with respect to these two financial covenant tests as of December 31, 2010 were 1.97 to 1 and 8.8 to 1, respectively. Failure to meet these or any of the other covenants could result in additional costs and fees to amend the credit facility or could result in termination of the credit facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt. We record these costs as other assets on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt. The changes in deferred financing costs are as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009

Balance at beginning of year	$3,010	$—
Financing costs deferred	695	3,139
Less accumulated amortization	(1,145)	(129)

Balance at end of year	$2,560	$3,010

Mortgages

On February 10, 2010, the Company entered into an aggregate of seven mortgages in compliance with the bank syndicate credit facility. The Company entered into seven first priority mortgage liens on its fee or leasehold interests, as applicable, in certain terminal and feed facilities. The facilities include two terminal facilities and one feed facility in Houston, Texas; a terminal facility and a feed facility in Cincinnati, Ohio; and a terminal facility in Grays Harbor, Aberdeen, Washington.

ED&F Man Credit Facility

On August 6, 2009, the Company, Westway Holdings Netherlands BV, a wholly-owned indirect subsidiary of the Company (“Westway Netherlands”), and ED&F Man Treasury Management plc (“ED&F Man Treasury”) entered into a $100.0 million facility agreement (the “Final Facility Agreement”). Under the Final Facility Agreement, ED&F Man Treasury agreed to make revolving credit loans in an aggregate principal amount at any time outstanding of up to $100.0 million to the Company, Westway Netherlands, and any other of the Company’s subsidiaries that the Company nominated and ED&F Man Treasury approved. ED&F Man Treasury is an affiliate of ED&F Man, a significant shareholder and strategic ally of the Company. The facility was scheduled to mature on May 27, 2011 and accrued interest on amounts borrowed at LIBOR plus 3.5%. A commitment fee of 1.4% was payable on any undrawn, uncalled portion of the facility and a fee of up to $1.5 million would have been payable to ED&F Man in the event that the facility had not been refinanced by November 28, 2009. The facility agreement was paid off and terminated in its entirety on November 12, 2009 when the Company obtained a $175 million 3-year revolving credit facility from a syndicate of banks.

12. INCOME TAXES

The provision for income taxes consisted of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Income (loss) before income taxes and equity earnings (loss) is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2010	2009
United States	$5,313	$(5,163)
Foreign	4,445	3,820

Total	$9,758	$(1,343)

The benefit (provision) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Current benefit (provision)
Federal	$—	$1,727
State and local	(128)	196
Foreign	(1,095)	(1,036)

Total current	$(1,223)	$887

	Year Ended December 31,
	2010	2009
Deferred benefit (provision)
Federal	(2,292)	(2,884)
State and local	(113)	(437)
Foreign	(22)	(84)

Total deferred	(2,427)	(3,405)

Income tax benefit (provision)	$(3,650)	$(2,518)

Effective tax rate benefit (provision)	(37%)	(187%)

The actual income tax expense differs from the amounts computed by applying the U.S. federal statutory rate of 34% for 2010 and 35% for 2009 to pre-tax earnings (loss) as follows:

	Year ended December 31,
	2010	2009
Income tax benefit (provision) applying U.S. federal statutory rate	$(3,318)	$472
Increase/(decrease) in rate resulting from:
Foreign income taxed at different rates	1,246	1,210
Valuation allowance for certain losses and credits	(222)	(131)
Goodwill impairment charge not deductible for tax purposes	(701)	—
Expenses which are not deductible for tax purposes	(137)	(3,937)
State income tax, net of Federal	(160)	82
U.S. tax on foreign earnings to be repatriated	(355)	(178)
Other	(3)	(36)

Actual income tax provision	$(3,650)	$(2,518)

The difference in the actual income tax provision from the federal statutory amount in 2010 was principally due to goodwill impairment charges that were not deductible for tax purposes. The actual income tax provision differs from the federal statutory amount in 2009 principally due to business combination costs incurred that, for tax purposes, were capital in nature and therefore non-deductible.

We made payments related to income taxes totaling $2.9 million in 2010 and $3.0 million in 2009.

The net deferred tax liability consists of the following deferred tax liabilities:

	Year ended December 31,
	2010	2009
Property and equipment	$(68,449)	$(66,022)
Goodwill	(1,702)	(1,519)
Other	(242)	(764)

Total deferred tax liabilities	(70,393)	(68,305)

Net operating loss carryforwards	1,902	—
Foreign tax credit carryforwards	2,730	—
Amounts not yet deductible for tax purposes	1,024	2,778
Other	279	419
Less valuation reserve	(166)	—

Total deferred tax assets	5,769	3,197

Net deferred tax assets (liabilities)	$(64,624)	$(65,108)

At December 31, 2010, the Company had $1.2 million in U.S. federal income tax net operating loss carryforwards, $431,000 in various state income tax net operating loss carryforwards, and $272,000 in Australian income tax net operating loss carryforwards. These U.S. federal income tax net operating loss carryforwards expire in 2029. The state income tax net operating loss carryforwards expire at various times ranging from 2014 to 2029. The Australian income tax net operating loss carryforwards do not expire.

The Company also had foreign tax credit carryforwards of $2.6 million at December 31, 2010, net of a $166,000 valuation reserve, which expires in 2020.

At December 31, 2010, the Company had $587,000 of unrecognized U.S. income taxes on foreign earnings since these earnings are being reinvested in the Company’s foreign operations. The Company had no unrecognized U.S. taxes on foreign earings at December 31, 2009.

The Company is not aware of any uncertain tax positions for the periods ended December 31, 2010 and 2009.

Predecessor income taxes have been provided for all items included in the combined carve-out statement of income regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded.

The Predecessor Combined Carve-Out provision for income taxes is comprised of the following:

Predecessor
November 1, 2008 through May 28,
2009
Current tax expense	$4,526
Deferred tax expense from temporary differences .	1,313

Total	$5,839

A reconciliation of the Predecessor Combined Carve-Out U.S. federal statutory income tax rate to actual income tax rate is as follows:

Predecessor
November 1, 2008 through May 28, 2009
U.S. Federal statutory income tax rate	35.00%
Increase/(decrease) in rate resulting from:
State income tax, net of Federal benefit	2.50
Income taxes outside the U.S.	(2.44)
Reduction in U.S. rates on U.S. deferred tax	(4.17)
Other	(0.55)

Actual income tax rate	30.34%

13. EQUITY

Class A Common Stock

During 2010, 606,001 shares were granted under the Company’s 2010 Incentive Compensation Plan.

On May 28, 2009, the following transactions occurred as a result of the business combination: (a) the conversion of 9,189,990 shares of Class A common stock into the right to receive a portion of the trust account established in connection with our initial public offering, (b) the repurchase by us of 2,514,369 shares of Class A common stock, and (c) the cancellation by the Company of 3,266,608 shares of Class A common stock previously held by Shermen WSC Holding LLC.

If ED&F Man or any of its affiliates acquires beneficial ownership of shares of Class A Common Stock, these shares will automatically convert into an equal number of shares of Class B Common Stock.

On June 18, 2009, the Company paid a special cash dividend of $1.00 per share of Class A common stock (except as waived by Shermen WSC Holding LLC).

Class B Common Stock

On May 28, 2009, the Company issued to Agman Louisiana, Inc. (formerly named Westway Holdings Corporation) (“Agman”), a subsidiary of ED&F Man, 12,624,003 newly-issued shares of Class B common stock, par value $0.0001 per share, of the Company. The shares were issued in a private placement not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to this issuance of its shares of common stock and has not offered securities to the public in connection with this issuance.

If any shares of Class B Common Stock cease to be owned beneficially or of record by ED&F Man or any of its affiliates, these shares will automatically convert into an equal number of shares of Class A Common Stock.

Series A Convertible Preferred Stock

The Company also issued to Agman, 30,886,830 newly-issued shares of Series A Convertible Preferred Stock. The shares were issued in a private placement not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the issuance of its shares of preferred stock and has not offered securities to the public in connection with this issuance. For a period of seven years following the business combination, shares of Series A Convertible Preferred Stock accrue dividends at the rate of $.0344 per share per quarter. Holders of shares of Series A Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of common stock in all dividends and distributions paid on shares of our common stock as if, immediately prior to each record date for payment of such dividend or distribution, the shares of Series A Convertible Preferred Stock then outstanding were converted into shares of the Company’s common stock. In addition, no dividends will be able to be paid to holders of shares of the Company’s common stock, unless and until the Company has complied with the obligation to pay the quarterly dividend on shares of the Series A Convertible Preferred Stock.

On May 28, 2009, the Company delivered to an escrow agent for deposit into an escrow account 12,181,818 of the 30,886,830 newly issued shares of Series A Convertible Preferred Stock issued to Agman as part of consideration for the 2009 business combination, pursuant to a stock escrow agreement. These shares will be released to Agman only upon the achievement by the Company of certain earnings or share price targets as determined in the Stock Escrow Agreement. As of December 31, 2010, neither of these achievements was met.

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

On December 14, 2010, the Company entered into a Waiver by and between the Company and Agman Louisiana Inc. (the “Preferred Stockholder”), pursuant to which, among other things, the Company will issue an additional 1,229,932 shares of the Company’s Series A Perpetual Convertible Preferred Stock in January 2011 to the Preferred Stockholder in satisfaction of any and all outstanding accrued but unpaid dividends on the Preferred Stockholder’s shares of Series A Preferred Stock through December 31, 2010 totaling $6.8 million. The Company also agreed to issue subsequent to December 31, 2010, an additional 270,499 shares of Series A Preferred Stock to the Preferred Stockholder, constituting payment in full for any and all outstanding accrued but unpaid dividends on the Preferred Stockholder’s shares of Series A Preferred Stock for the period January 1, 2011 through May 1, 2011 totaling $1.5 million. The shares have been and will be issued in private placements not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the described issuances of its shares of Series A Preferred Stock and has not offered securities to the public in connection with the issuances.

Warrants and Units

Certain of the directors and officers of the Company purchased through Shermen WSC Holding LLC, in a private placement, 5,214,286 founder warrants immediately prior to our initial public offering in 2007 at a price of $0.70 per founder warrant (an aggregate purchase price of approximately $3,650,000) from the Company and not as part of the offering. Each founder warrant is exercisable for one share of common stock at an exercise price of $5.00 per share. Each founder warrant is exercisable at any time and was originally scheduled to expire on May 24, 2011. These certain directors and officers agreed that these founder warrants purchased by them would not be sold or transferred until the completion of a business combination. At the annual shareholder meeting held on June 30, 2010, the shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a one-time, non-cash expense of $1.4 million during the year ended December 31, 2010 which is equal to the increase in value of the Founders Warrants as of the date the amendment was approved. The Founder Warrant Amendment was also recorded as an increase in stockholders’ equity (specifically, as additional paid-in capital) equal to the increase in fair value of $1.4 million.

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

In August 2010, the Company commenced a tender offer for to purchase up to 45,999,900 outstanding publicly-traded warrants. Ultimately, by the expiration of the Company’s tender offer in September 2010, 34,107,870 warrants were tendered, and they were exchanged shortly thereafter for an aggregate purchase price of approximately $4.4 million and 1,715 shares of our Class A common stock. During the fourth quarter of 2010, the Company purchased an additional 818,450 of the remaining public warrants outstanding at a price of $0.13 per warrant for an aggregate purchase price of $106,000.

In connection with our initial public offering of units in 2007, the Company granted the representatives of the underwriters an option to purchase an aggregate of 700,000 units, with an option purchase price of $7.50 per unit. Each unit consists of one share of common stock and two warrants. The terms of the units subject to this option are similar to the units sold in the Company’s initial public offering and the exercise price for each warrant in the unit is $6.25 per share. This option to purchase units is now exercisable at any time, in whole or in part, and expires on May 24, 2011.

14. COMMITMENTS AND CONTINGENCIES

The following table sets forth our non-cancelable operating lease commitments as of December 31, 2010 (in thousands):

Operating Lease Commitments
2011	$5,922
2012-2013	7,285
2014-2015	6,034
Thereafter	19,997

Total	$39,238

The Company has a substantial property portfolio, with major deep water port locations in the United States, the United Kingdom, the Netherlands and elsewhere in Europe, along with liquid feed supplements processing and distribution facilities in the United States, and Canada. Many of the bulk liquid storage and liquid feed supplements facilities are situated on land that is leased from port authorities under operating leases. The Company also has a small number of facilities leases and leases with railroad companies. Total rental expense under operating leases amounted to $3.9 million and $2.5 million for the years ended December 31, 2010 and 2009.

In the normal course of business, we make investments in the property and facilities utilized by the bulk liquid storage and liquid feed supplements businesses. As a result, at any point in the financial calendar, we have outstanding contracts with third parties reflecting the cost of committed capital expenditures not yet incurred. At December 31, 2010 and 2009, the aggregate amount of these commitments totaled $6.7 million and $2.2 million respectively.

The Company and the ED&F Man group have established a long-term molasses supply agreement, pursuant to which the ED&F Man group is a supplier of cane molasses to the Company, which prices molasses based on formula pricing determined in part by prices charged by the ED&F Man group to third parties as specified in the supply agreement.

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

15. SHARE BASED COMPENSATION

The Company’s shareholders in 2010 approved the Westway Group Inc. 2010 Incentive Compensation Plan, which contains restricted stock awards. This plan is administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. The holders of the restricted stock are eligible to receive dividends, if paid, and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2010, unearned share-based compensation associated with these awards totaled $1,011,596. The weighted average grant date fair value of the restricted stock granted during the year ended December 31, 2010 was $4.06.

The following table represents the compensation expense related to restricted stock grants that was included in selling, general and administrative expense in the accompanying consolidated statements of income for the periods indicated below (in thousands).

Year Ended
December 31, 2010
Compensation expense related to restricted stock	$593

The following table represents unvested restricted stock activity (in number of shares) for the periods indicated.

Year Ended
December 31, 2010
Balance, beginning of year	—
Granted (1)	606,001
Forfeited	(213,323)
Vested	(45,740)

Balance, end of period, respectively	346,938

(1)	Granted shares include actual shares granted of 418,756, as well as unissued shares granted of 187,245 relating to the 2010 Incentive Compensation Plan based on 2010 Company target performance levels.

16. BUSINESS SEGMENTS

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

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments. The corporate segment includes interest expenses related to corporate debt and unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resource, and health, safety, environmental, and quality expenses.

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Year Ended December 31, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue (1)	$88,616	$254,042	$—	$342,658
Total cost of sales (1)		206,842	—	206,842
Other operating costs and expenses	35,781	21,101	46	56,928
Depreciation	20,448	4,797	350	25,595
Selling, general & administrative expenses	7,419	11,349	15,258	34,026
Goodwill impairment	2,062	—	—	2,062
Founder warrant expense	—	—	1,381	1,381

Income / (expense) from operations	22,906	9,953	(17,035)	15,824

Interest, net	(17)	(3)	(5,099)	(5,119)
Loss on disposal of property, plant & equipment	(236)	(711)	—	(947)

Total non-operating (expense) / income	(253)	(714)	(5,099)	(6,066)

Income (loss) before taxes	$22,653	$9,239	$(22,134)	$9,758

Capital expenditures	$17,217	$4,909	$462	$22,588

Plant, property & equipment—net	$262,255	$50,577	$659	$313,491

Goodwill and intangibles	$67,790	$29,285	$363	$97,438

Total assets	$350,970	$129,386	$14,865	$495,221

(1)	After intersegment eliminations

Year Ended December 31, 2009

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue— (1)	$45,134	$155,175	$—	$200,309
Total cost of sales— (1)	—	126,938	—	126,938
Operating costs and expenses	18,351	10,780	745	29,876
Depreciation	8,034	3,000	26	11,060
Selling, general & administrative expenses	3,489	5,519	9,502	18,510
Business combination expense (2)	174	20	13,697	13,891

Income / (expense) from operations	15,086	8,918	(23,970)	34
Interest, net	(58)	13	(1,273)	(1,318)
Loss on disposal of property, plant & equipment	(60)	1	—	(59)

Total non-operating (expense) / income	(118)	14	(1,273)	(1,377)

Income (loss) before taxes	$14,968	$8,932	$(25,243)	$(1,343)

Capital expenditures	$22,640	$2,986	$392	$26,018

Plant, property & equipment—net	$269,589	$54,632	$366	$324,587

Goodwill and intangibles	$60,415	$35,509	$—	$95,924

Total assets	$353,083	$140,784	$23,831	$517,698

(1)	After intersegment eliminations
(2)	Includes one-time business combination expenses of $13.9 million for advisory, investment banking, accounting, legal, and other professional and consulting fees.
(3)	The year ended December 31, 2009 includes only 217 days of acquired business operations. The disclosures of segment data for the year ended December 31, 2009 are based on preliminary values assigned in purchase accounting. See Note 4.

The following table presents revenues from external customers attributable to individual countries that represent at least 10% of net revenues based on each principal place of business for the years indicated:

	Year ended December 31,
	2010	2009 (1)
United States	$307,117	$179,263
International	35,541	21,046

Total	$342,658	$200,309

(1)	The year ended December 31, 2009 includes only 217 days of acquired business operations.

The following table presents long lived-assets attributable to individual countries that represent at least 10% of total long-lived assets based on each principal place of business for the years indicated:

	Year ended December 31,
	2010	2009
United States	$225,077	$230,439
International	92,691	98,516

Total	$317,768	$328,955

Predecessor Combined Carve-Out Period from November 1, 2008 to May 28, 2009

	Bulk Liquid Storage			Liquid Feed Supplements
	USA	International	Total	USA	International	Total	Total
Revenues
Third parties	$22,285	$11,347	$33,632	$166,713	$4,422	$171,135	$204,767
Related parties	2,724	4,359	7,083	169	—	169	7,252

Total Revenues (1)	25,009	15,706	40,715	166,882	4,422	171,304	212,019
Cost of sales (1)	(10,500)	(3,574)	(14,074)	(105,428)	(3,216)	(108,644)	(122,718)
Related parties	—	—	—	(45,434)	—	(45,434)	(45,434)
Depreciation	(4,787)	(1,467)	(6,254)	(2,257)	(53)	(2,310)	(8,564)

Total Cost of Sales	(15,287)	(5,041)	(20,328)	(153,119)	(3,269)	(156,388)	(176,716)

Gross Profit	9,722	10,665	20,387	13,763	1,153	14,916	35,303
Selling, general & administrative expenses	4,045	3,620	7,665	7,815	317	8,132	15,797

Income from Operations	5,677	7,045	12,722	5,948	836	6,784	19,506
Expense from investments	—	—	—	—	(248)	(248)	(248)
Gain/(loss) on disposals of plant, property & equipment	(19)	(3)	(22)	10	—	10	(12)

Total Non-Operating Income/(Expense)	(19)	(3)	(22)	10	(248)	(238)	(260)

Income before Taxes	5,658	7,042	12,700	5,958	588	6,546	19,246

Income tax expense	(1,599)	(1,811)	(3,410)	(2,223)	(206)	(2,429)	(5,839)
Minority interest	—	—	—	(24)	—	(24)	(24)

Net Income	$4,059	$5,231	$9,290	$3,711	$382	$4,093	$13,383

Capital expenditure	$22,246	$7,158	$29,404	$2,530	$10	$2,540	$31,944

(1)	After intersegment eliminations.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited consolidated results of operations by quarter are summarized below (in thousands except per share data). For comparative purposes, net loss per share for the predecessor was calculated using the weighted average number of common shares outstanding for the Company as of December 31, 2010 and December 31, 2009 and does not reflect the actual basic and diluted weighted shares outstanding at the end of the applicable periods.

	Year Ended December 31, 2010
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)
Net Revenues	$93,442	$75,643	$77,287	$96,286
Cost of sales	57,007	44,708	46,079	59,048
Operating income (loss)	7,458	(466)	2,347	6,485
Net income (loss)	4,157	(1,275)	888	1,905
Net income (loss) attributable to Westway Group, Inc.	4,154	(1,260)	891	1,893
Net income (loss) per common share—basic	$0.05	$(0.09)	$(0.01)	$0.01
Net income (loss) per common share—diluted	$0.05	$(0.09)	$(0.01)	$0.01

	Year Ended December 31, 2009 (3)
	First Quarter	Second Quarter (4)	Third Quarter	Fourth Quarter
Net Revenues	$—	$27,279	$78,277	$94,753
Cost of sales	—	17,748	49,424	59,766
Operating income (loss)	(321)	(12,421)	5,898	6,878
Net income (loss)	(117)	(9,491)	4,087	1,794
Net income (loss) attributable to Westway Group, Inc.	(117)	(9,472)	4,146	1,783
Net income (loss) per share subject to possible redemption—basic & diluted	$(0.01)	$—	$—	$—
Net income (loss) per common share—basic	$(0.01)	$(0.50)	$0.05	$0.04
Net income (loss) per common share—diluted	$(0.01)	$(0.50)	$0.05	$0.04

(1)	Includes one time founder warrant expense of $1.4 million.
(2)	Includes goodwill impairment of $2.1 million.
(3)	The year ended December 31, 2009 includes only 217 days of acquired business operations.
(4)	Includes one-time business combination expenses of $13.9 million for advisory, investment banking, accounting, legal, and other professional and consulting fees.

	Predecessor Combined Carve-out For Period November 1, 2008 through May 28, 2009
	First Quarter ended January 31, 2009	Second Quarter ended April 30, 2009	Third Quarter ended July 31, 2009 (1)	Fourth Quarter ended October 31, 2009 (1)
Net revenues	$105,264	$84,276	$22,479	$—
Cost of revenues	87,611	70,163	18,942	—

Gross profit	17,653	14,113	3,537	—
Net income (loss)	7,438	4,913	1,032	—

(1)	Operations as predecessor ceased on May 28, 2009.

18. POST BALANCE SHEET EVENTS

On January 3, 2011, 1,229,932 shares of Series A Preferred Stock were issued to Agman Louisiana, Inc., constituting payment in full for any and all outstanding accrued but unpaid dividends on the Preferred Stockholder’s shares of Series A Preferred Stock through December 31, 2010. Of the shares issued, 485,087 were placed in escrow with the Company’s transfer agent to be released pursuant to the performance targets indicated on page 31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. To evaluate the effectiveness of the Company’s internal control over financial reporting, management used the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm because the Company is a smaller reporting company.

Changes in Internal Control over Financial Reporting During the Last Fiscal Quarter

During the fourth quarter of 2010, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, disclosure controls and procedures provide only reasonable, and not absolute, assurance that their objectives are met.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

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

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

The following table sets forth information, as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2010 Incentive Compensation Plan	248,317 shares of Class A common stock (1)	not applicable (2)	5,202,472 shares of Class A common stock (3)

2010 Founder Warrant Extension	5,214,286 shares of Class A common stock	$5.00 per share	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	5,462,603 shares of Class A common stock	$5.00 per share (2)	5,202,472 shares of Class A common stock (4)

(1)	In March 2010, the Company entered into award agreements under which an incentive pool equal to 10% of the Company’s Economic Profit in 2010 would be allocated among our then named executive officers in specified percentages, with the amount allocated to each individual further reducible in the discretion of the Compensation Committee, and with each award to be paid in 2011 partly in cash and partly in restricted shares of Class A common stock. Generally, Economic Profit for this purpose was defined as Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation and amortization adjusted to eliminate any bonus accruals), reduced by the total cost of debt and equity capital. The stock portion of each award equaled 40% of the first $375,000, plus 50% of the next $375,000, and 60% of any excess over $750,000, with dollars converted to shares at a price of $5.00 per share. Under the 2010 Incentive Compensation Plan, no award to a named executive officer may exceed 200% of the target award or 600% of base salary, whichever is less. The 248,317 shares of Class A common stock reported in column (a) represents the maximum number of shares that could be awarded (reflecting 200% of the target award) in the aggregate pursuant to the award agreements, as of December 31, 2010. Ultimately, pursuant to these awards, the Compensation Committee actually granted an aggregate of 67,249 restricted shares of Class A common stock in 2011. (The committee also granted other shares that were not pursuant to these awards.) The restricted stock will vest as to 1/3 of the shares on December 31, 2011; 1/3 of the shares on December 31, 2012; and 1/3 of the shares on December 31, 2013.
(2)	The weighted-average price in column (b) does not take into account the shares of Class A common stock that could have been, or were, issued pursuant to the 2010 incentive pool described in note (1).
(3)	A number of shares of Class A common stock equal to ten percent (10%) of the number of shares of common stock of the Company outstanding on January 1st of the applicable performance period (assuming all shares of convertible preferred stock were converted to common stock as of that date) is authorized for issuance under the 2010 Incentive Compensation Plan in the aggregate. A performance period, unless otherwise specified by the Compensation Committee, is the Company’s fiscal year; the first performance period began on January 1, 2010. However, the maximum aggregate number of shares of Class A common stock that may be granted under the Plan pursuant to incentive stock options is 1,000,000 shares of Class A common stock.

The number of shares of Class A common stock described above is subject to appropriate increase or decrease in the event the outstanding shares of Class A common stock are increased, decreased, or changed into, or exchanged for a different number or kind of shares or securities of the Company, without receipt of consideration by the Company, through reorganization, merger, recapitulation, reclassification, stock split, stock dividend, stock consolidation, or otherwise.

Moreover, any shares of Class A common stock subject to an award that remain unissued after the cancellation, expiration or exchange of the award; any shares subject to an award that are forfeited or cancelled; and any shares reflected by a performance share unit or option that are not issued due to the failure to satisfy any vesting conditions with respect to such performance share unit or option, shall be available for use in future grants under the Plan. If awards of stock appreciation rights are settled in cash, the shares of Class A common stock that would have been delivered had there been no cash settlement shall be available for use in future grants under the Plan. In addition, any shares of Class A common stock tendered to satisfy a withholding obligation shall be available for use in future grants under the Plan.

(4)	The shares of Class A common stock remaining available for future issuance disclosed in column (c) consists of the shares of Class A common stock available for future issuance under our 2010 Incentive Compensation Plan, under which the Company may issue restricted stock, performance share units, options, stock appreciation rights, and non-restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

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

WESTWAY GROUP, INC.

March 31, 2011	By:	/s/ James B. Jenkins
James B. Jenkins
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011	By:	/S/ FRANCIS P. JENKINS, JR.
Francis P. Jenkins, Jr. Chairman and Director

March 31, 2011	By:	/S/ G. KENNETH MOSHENEK
G. Kenneth Moshenek Director

March 31, 2011	By:	/s/ Wayne N. Driggers
Wayne N. Driggers Director

March 31, 2011	By:	/S/ PHILIP A. HOWELL
Philip A. Howell Director

March 31, 2011	By:	/S/ JAMES B. JENKINS
James B. Jenkins Director and Chief Executive Officer

March 31, 2011	By:	/S/ JOHN E. TOFFOLON, JR.
John E. Toffolon, Jr. Director

March 31, 2011	By:	/S/ THOMAS A. MASILLA, JR.
Thomas A. Masilla, Jr. Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

The descriptions of various agreements in this Form 10-K do not purport to describe all of the terms of the agreements and are qualified in their entirety by reference to the complete text of the agreements themselves. The agreements listed below have been filed to provide investors with information regarding their terms, but not to provide any other factual information about the Company or the other parties to the agreements. The representations and warranties and other provisions of the agreements allocate risks and establish rights and obligations among the parties thereto, and may apply standards of materiality that are different from what may be material to investors. Moreover, information concerning the subject matter of the representations, warranties, and other provisions may change after the date of the agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, the representations and warranties and other provisions of the agreements may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied on by investors as statements of fact.

Exhibit Number	Exhibit Title

2.1	Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly named Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Agman Louisiana, Inc. (formerly named Westway Holdings Corporation), Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

3.2	Amended and Restated By-laws, dated as of November 4, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

4.1	Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009)

4.2	Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009)

4.3	Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

4.4	Credit Agreement, dated as of November 12, 2009, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as syndication agent, CoBank ACB, Rabobank Nederland, SunTrust Bank, and Compass Bank (doing business as BBVA Compass), as documentation agents, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

4.5	First Amendment to Credit Agreement, dated as of June 22, 2010, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto

Exhibit Number	Exhibit Title

4.6	Second Amendment to Credit Agreement, dated as of November 5, 2010, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lender’s from time to time party thereto (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

4.7	Third Amendment to Credit Agreement, dated as of December 13, 2010, among Westway Group, Inc. as borrower, five of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto

10.1	Stock Escrow Agreement, dated May 28, 2009, among Westway Group, Inc., Agman Louisiana, Inc. (formerly named Westway Holdings Corporation), Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.2	Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Agman Louisiana, Inc. (formerly named Westway Holdings Corporation)(incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.3	Registration Rights Agreement, dated May 28, 2009, among Westway Group, Inc., Agman Louisiana, Inc. (formerly named Westway Holdings Corporation), and certain employees of ED&F Man Holdings Limited or one or more of its affiliates (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.4	†Molasses Supply Agreement, dated May 28, 2009, between Westway Feed Products LLC (an affiliate of Westway Group, Inc.) and ED&F Man Liquid Products Corporation (a wholly owned subsidiary of ED&F Man Holdings Limited)(incorporated by reference to Exhibit A to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2009)

10.5	†Storage Strategic Alliance Agreement, dated May 28, 2009, between Westway Terminal Company LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit I to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2009)

10.6	Shared Services Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Holdings Limited (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report, as Amended, on Form 10- Q/A filed with the SEC on August 17, 2009)

10.7	Letter Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly named Shermen WSC Acquisition Corp.), Shermen WSC Holding LLC, Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Agman Louisiana, Inc. (formerly named Westway Holdings Corporation), Westway Terminal Company Inc., and Westway Feed Products, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009)

10.8	Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly named Shermen WSC Acquisition Corp.), HBK Master Fund L.P., and HBK Special Opportunity Fund I L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.9	Stock Purchase Agreement, dated May 26, 2009, between Westway Group, Inc. (formerly named Shermen WSC Acquisition Corp.) and Fir Tree SPAC Holdings II LLC (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

Exhibit Number	Exhibit Title

10.10	Interim Facility Agreement, dated May 28, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009)

10.11	Letter Agreement, dated May 28, 2009, between Westway Group, Inc. and ED&F Man Treasury Management plc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009)

10.12	Facility Agreement, dated August 6, 2009, between Westway Group, Inc., Westway Holdings Netherlands BV, and ED&F Man Treasury Management plc (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.13	Credit Agreement, dated as of November 12, 2009, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as syndication agent, CoBank ACB, Rabobank Nederland, SunTrust Bank, and Compass Bank (doing business as BBVA Compass), as documentation agents, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.14	First Amendment to Credit Agreement, dated as of June 22, 2010 among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.5 of this Annual Report on Form 10-K)

10.15	Second Amendment to Credit Agreement, dated as of November 5, 2010, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lender’s from time to time party thereto (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

10.16	Third Amendment to Credit Agreement, dated as of December 13, 2010, among Westway Group, Inc. as borrower, five of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.7 of this Annual Report on Form 10-K)

10.17	Warrant Agreement, dated as of , 2007, between Westway Group, Inc. (formerly named Sherman WSC Acquisition Corp.) and Continental Stock Transfer & Trust Company, as warrant agent

10.18	Founder Warrant Agreement, dated as of May 30, 2007, between Westway Group, Inc. (formerly named Shermen WSC Acquisition Corp.) and Continental Stock Transfer & Trust Company, as warrant agent

10.19	Amendment No. 1 to Founder Warrant Agreement, dated August 30, 2010, between Westway Group, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2010)

10.20	Registration Rights Agreement dated as of May 30, 2007, among Westway Group, Inc. (formerly named Sherman WSC Acquisition Corp.), Sherman Acquisition Holding LLC, John E. Toffolon, Jr., Joseph Prochaska, and Donald Pottinger

Exhibit Number	Exhibit Title

10.21	Guarantee and Collateral Agreement, dated as of November 12, 2009, among Westway Group, Inc., Westway Terminal Company LLC, Westway Terminal Cincinnati LLC, Westway Feed Products, LLC, Westway International Holdings, Inc., and Westway Holdings International, LLC, as grantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.22	Deed of Pledge over Membership Interests, dated November 12, 2009, between Westway International Holdings, Inc., as pledgor, JPMorgan Chase Bank, N.A., as pledgee, and Westway Netherlands Cooperatief U.A. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.23	Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Feed Products LLC to Jack Smith, Trustee, for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.24	Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Company LLC to Jack Smith, Trustee, for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.25	Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Company LLC to Jack Smith, Trustee, for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.26	Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Company LLC to Jack Smith, Trustee, for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.27	Open-End Mortgage, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Feed Products LLC for the benefit of JPMorgan Chase, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.28	Open-End Mortgage, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Cincinnati LLC for the benefit of JPMorgan Chase, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.29	Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Company LLC to Chicago Title Insurance Company, Trustee, for the benefit of JPMorgan Chase, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

Exhibit Number	Exhibit Title

10.30	Complete Separation Agreement and General Release between Peter J.M. Harding and Westway Group, Inc. dated June 25, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010)

10.31	Severance Agreement between Thomas A. Masilla, Jr. and Westway Group, Inc. dated June 26, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010)

10.32	Severance Agreement between Wayne Driggers and Westway Group, Inc. dated June 26, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010)

10.33	Consulting Agreement between Wayne Driggers and Westway Group, Inc. dated September 16, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2010)

10.34	Amended and Restated Offer to Purchase and Exchange dated September 8, 2010, as amended (incorporated by reference to Exhibit (a)(1)(E) of the Company’s Amendment No. 3 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 8, 2010, as amended by Amendment No. 4 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 17, 2010)

10.35	Amended and Restated Letter of Transmittal (including Guidelines of the Internal Revenue Service for Certification of Taxpayer Identification Number on Substitute Form W-9)(incorporated by reference to Exhibit (a)(1)(F) of the Company’s Amendment No. 3 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 8, 2010)

10.36	Waiver agreement, dated as of December 14, 2010, by and between Westway Group, Inc. and Agman Louisiana, Inc.

10.37*	Westway Group, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 18, 2010) (Section 1 of the plan was modified on June 30, 2010 to insert a date of June “30”, 2010 for shareholder approval of the plan.)

10.38*	Restricted Stock Award Agreement between Westway Group, Inc. and Tom Masilla under Westway Group, Inc. 2010 Incentive Compensation Plan

10.39*	Restricted Stock Award Agreement between Westway Group, Inc. and Steve Boehmer under Westway Group. Inc. 2010 Incentive Compensation Plan

10.40*	Form of Award Agreement for 2010 incentive awards under Westway Group, Inc. 2010 Incentive Compensation Plan

10.41*	Award Agreement dated November 4, 2010 between Westway Group, Inc. and James Jenkins under Westway Group, Inc. 2010 Incentive Compensation Plan

10.42	Terminal Service Agreement No. 899, dated September 6, 2001, between Westway Terminal Company LLC (formerly Westway Terminal Company, Inc.) (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Liquid Products L.L.C. (formerly Westway Trading Corporation)

Exhibit Number	Exhibit Title

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP. (New Orleans Office re. 2009 and 2010)

23.2	Consent of Ernst & Young LLP. (New Orleans Office re. certain predecessor information)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of such exhibit have been omitted pursuant to a separate confidential treatment request and such information has been filed separately with the SEC.
*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of Form 10-K.