Form 10-Q
period 2011-03-31
Westway Group, Inc.
filed 2011-05-16
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34586

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

As of May 6, 2011, 14,160,126 shares of our Class A common stock, par value $0.0001 per share, and 12,624,003 shares of our Class B common stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

Westway Group, Inc. Index to Form 10-Q

Certain Defined Terms

Unless the context otherwise requires, when used in this quarterly report on Form 10-Q:

•	the “Company” or “we” or “us” means the public company now named Westway Group, Inc. (which was named Shermen WSC Acquisition Corp. before May 28, 2009), together with its wholly-owned subsidiaries;

•	“ED&F Man” means ED&F Man Holdings Limited, on an unconsolidated basis;

•	“ED&F Man group” means ED&F Man and its direct and indirect subsidiaries;

•	“Agman” means Agman Louisiana, Inc, a subsidiary of ED&F Man and member of the ED&F Man group which was named Westway Holdings Corporation before June 17, 2010;

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

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,799	$12,652
Trade accounts receivable from third parties, net	32,110	37,297
Trade accounts receivable from related parties	2,655	2,769
Inventories	17,258	15,463
Other current assets	6,880	8,493

Total current assets	72,702	76,674
Investment in unconsolidated subsidiary	4,042	4,277
Property, plant and equipment, net	319,039	313,491
Goodwill	90,099	89,217
Other intangibles, net	8,123	8,221
Other non-current assets	3,418	3,341

Total assets	$497,423	$495,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$8,090	$8,009
Trade accounts payable to related parties	9,081	8,909
Accrued expenses and other current liabilities	19,104	32,276

Total current liabilities	36,275	49,194
Borrowings under credit facilities	88,534	88,534
Deferred income taxes	66,640	64,624
Other long-term liabilities	670	660

Total liabilities	192,119	203,012

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none issued at March 31, 2011 and December 31, 2010	—	—
Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 32,116,762 issued and outstanding at March 31, 2011. (December 31, 2010: $0.0001 par value; 33,000,000 authorized; 30,886,830 issued and outstanding)	184,055	177,291
Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,887,784 issued and outstanding at March 31, 2011 represented by 14,263,781 convertible Class A and 12,624,003 convertible Class B shares. (December 31, 2010: $.0001 par value; 235,000,000 shares authorized; 26,841,580 shares issued and outstanding represented by 14,217,577 convertible Class A and 12,624,003 convertible Class B shares)	3	3
Additional paid-in capital	130,939	131,039
Accumulated other comprehensive income	5,659	231
Retained earnings (accumulated deficit)	(2,121)	(3,082)
Treasury stock at cost – 2,335,569 shares (December 31, 2010: 2,335,569 shares)	(14,013)	(14,013)

Total Westway Group, Inc. stockholders’ equity	304,522	291,469
Non-controlling interest	782	740

Total stockholders’ equity	305,304	292,209

Total liabilities and stockholders’ equity	$497,423	$495,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

(unaudited)

	Three months ended March 31,
	2011	2010
Net revenue
Bulk liquid storage	$19,083	$19,270
Liquid feed supplements	71,188	70,201
Related parties	3,820	3,971

Total net revenue	94,091	93,442
Costs of sales – liquid feed supplements
Third parties	40,942	37,515
Related parties	18,004	19,492

Total costs of sales – liquid feed supplements	58,946	57,007
Other operating costs and expenses	15,104	14,748
Depreciation and amortization	6,244	5,602
Selling, general and administrative expenses	8,130	8,627

Total operating expenses	88,424	85,984

Operating income	5,667	7,458

Other expense
Interest, net	(1,328)	(1,279)
Loss on disposal of property, plant & equipment	(666)	—

Total other expense	(1,994)	(1,279)
Income before income tax provision and equity in loss of unconsolidated subsidiary	3,673	6,179
Income tax provision	(1,356)	(1,864)
Equity in loss of unconsolidated subsidiary, net	(209)	(158)

Net income	2,108	4,157

Net income attributable to non-controlling interest	(42)	(3)

Net income attributable to Westway Group, Inc.	2,066	4,154
Preferred dividends accrued	(1,105)	(1,062)

Net income applicable to common stockholders	$961	$3,092

Weighted average number of common shares equivalent outstanding:
Basic	58,706,705	57,458,071
Diluted	59,048,827	57,915,364
Net income per share of common stock:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	$0.02	$0.05
Basic and diluted earnings per share attributable to common shares	$0.02	$0.05
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted	32,116,762	30,886,830
Common share weighted average shares outstanding, basic	26,589,943	26,571,241
Common share weighted average shares outstanding, diluted	26,932,065	27,028,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Westway Group, Inc. Stockholders’ Equity
	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity
(in thousands, except per share data)	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2009	30,887	$177,291	13,941	$2	12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361
Issuance of class A common shares from treasury			11				(16)			(11)	66	50		50
Convertible preferred dividend accrued								(1,062)				(1,062)		(1,062)
Comprehensive income
Net income								4,154				4,154	3	4,157
Other comprehensive income:
Foreign currency translation									(1,179)			(1,179)		(1,179)

Other comprehensive income									(1,179)			(1,179)		(1,179)

Total comprehensive income												2,975	3	2,978

Balance, March 31, 2010	30,887	$177,291	13,952	$2	12,624	$1	$133,440	$(1,192)	$1,218	2,341	$(14,049)	$296,711	$616	$297,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity

	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209
Convertible preferred shares issued	1,230	6,764										6,764		6,764
Convertible preferred dividend accrued								(1,105)				(1,105)		(1,105)
Restricted stock activity, net of shares forfeited			143				307					307		307
Purchase and retirement of common stock			(97)				(407)					(407)		(407)
Comprehensive income
Net income								2,066				2,066	42	2,108
Other Comprehensive Income:
Foreign currency translation									5,428			5,428		5,428

Other comprehensive income									5,428			5,428		5,428

Total comprehensive income												7,494	42	7,536

Balance, March 31, 2011	32,117	$184,055	14,264	$2	12,624	$1	$130,939	$(2,121)	$5,659	2,335	$(14,013)	$304,522	$782	$305,304

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,108	$4,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,022	674
Provision for doubtful accounts receivable	98	(15)
Depreciation and amortization	6,244	5,602
Amortization of deferred financing costs	348	267
Equity in loss of unconsolidated subsidiary	209	226
Loss on disposal of property, plant & equipment	666	—
Stock compensation	327	50
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,203	9,407
Inventory	(1,795)	(1,102)
Other current assets	1,733	1,295
Accounts payable	253	(15,263)
Accrued expenses and other current liabilities	(7,488)	(8,125)

Net cash provided by (used in) operating activities	8,928	(2,827)

Cash flows from investing activities
Capital expenditures for property, plant and equipment, net of sales proceeds	(7,833)	(3,945)

Net cash used in investing activities	(7,833)	(3,945)

Cash flows from financing activities:
Proceeds from credit facility	(21,694)	21,763
Payments on credit facility	21,694	(18,567)
Purchase and cancellation of Class A common stock	(407)	—
Payment of deferred financing costs	(15)	(92)

Net cash provided by (used in) financing activities	(422)	3,104

Effects of exchange rate changes on cash and cash equivalents	474	(379)

Net increase (decrease) in cash and cash equivalents	1,147	(4,047)
Cash and cash equivalents, beginning of period	12,652	9,710

Cash and cash equivalents, end of period	$13,799	$5,663

Non-cash financing and investing activities:
Preferred dividends accrued	$1,105	$1,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading provider of bulk liquid storage and related value-added services, and a leading manufacturer and distributor of liquid animal feed supplements. The Company owns and operates an extensive global network of 60 operating facilities providing approximately 352 million gallons of total bulk liquid storage capacity making and selling approximately 1.6 million tons of liquid feed supplements annually. The bulk liquid storage business is a global business with 25 terminal locations at key port and terminal sites throughout North America and in Western Europe and Asia, offering storage to manufacturers and consumers of agricultural and industrial liquids. The liquid feed supplements business produces liquid animal feed supplements through blending molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock, and are sold directly to end users, primarily supplying the beef and dairy livestock industries.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by U.S. GAAP for complete financial statements have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of our financial position and operating results for the interim periods reported, including the elimination of all significant intercompany accounts and transactions in consolidation. With the exception of certain adjustments associated with acquisitions, all such adjustments are, in the opinion of management, of a normal recurring nature. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. The Company adheres to the same accounting policies in preparing interim financial statements as it does for the preparation of annual statements. Certain reclassifications have been made to previously issued financial statements to conform to the current period presentation. These reclassifications had no impact on net income or net cash flows.

The Company has evaluated subsequent events for potential disclosure through the date the financial statements were issued.

3. ADOPTION OF ACCOUNTING STANDARDS

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. The Company adopted this guidance on January 1, 2011 and it had no impact on our consolidated financial statements.

In December 2010, a pronouncement was issued by the FASB that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. The Company adopted this pronouncement as of January 1, 2011 and it had no impact on the consolidated financial statements.

4. EARNINGS PER SHARE

The Company calculated earnings per share in accordance with U.S. GAAP. The Series A Convertible Preferred Stock is a participating security because it participates in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares, if converted, to the total number of shares. The Company has included these shares within the computation of earnings per share under the two-class method for the three months ended March 31, 2011 and 2010. The Company has included the effect of the preferred dividends in the numerator for the three months ended March 31, 2011 and 2010 as it is deemed a contractual obligation.

In calculating its diluted weighted average number of shares for the three months ended March 31, 2010, the Company added an additional 457,292 shares to its weighted average shares outstanding to account for the deemed conversion of the accrued, but unpaid, preferred dividends on the shares of outstanding Series A Convertible Preferred Stock. For the three months ended March 31, 2011, there were no accrued and unpaid preferred dividends on shares of outstanding Series A Convertible Preferred Stock at the beginning of the period due to the Company issuing an additional 1,229,932 shares of Series A Convertible Preferred Stock in satisfaction of all outstanding accrued but unpaid dividends through December 31, 2010. The Company also added 342,122 shares to its diluted weighted average share number for the three months ended March 31, 2011 relating to unvested restricted stock granted to certain employees. As the Company’s warrants were issued with exercise prices ranging from $5.00 to $6.25, they have not been added to the diluted weighted average number of shares for the three months ended March 31, 2011 and 2010 since the average price of our common stock was below this range.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator
Net income attributable to Westway Group, Inc.	$2,066	$4,154
Preferred dividends accrued	$(1,105)	$(1,062)

Net Income Applicable to Common Stockholders - Basic	961	3,092
Plus income impact of assumed conversion of:
Series A Convertible Preferred Stock	$1,105	$1,062

Net Income Applicable to Common Stockholders - Diluted	$2,066	$4,154

Denominator
Weighted average number of common shares outstanding	26,589,943	26,571,241
Weighted average number of participating Series A Convertible Preferred shares	32,116,762	30,886,830

Weighted average number of shares for purposes of calculating basic earnings per share	58,706,705	57,458,071
Add common stock issuable upon conversion of:
Series A Convertible Preferred Stock accrued dividends	—	457,292
Unvested restricted stock	342,122	—

Weighted average number of shares for purposes of calculating diluted earnings per share	59,048,827	57,915,363

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders - Basic	$0.02	$0.05
Net Income Available to Common Stockholders - Diluted	$0.02	$0.05
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	$0.02	$0.05
Basic and diluted earnings per share attributable to common shares	$0.02	$0.05
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted	32,116,762	30,886,830
Common share weighted average shares outstanding, basic	26,589,943	26,571,241
Common share weighted average shares outstanding, diluted	26,932,065	27,028,534

The number of additional shares that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share due to the average price of our common stock during the first quarter of 2011 is summarized as follows:

Three months ending March 31, 2011
Public offering warrants	11,073,580
Founder warrants (1)	5,214,286
Underwriter options to purchase units, with one share of common stock per unit (1)	700,000
Underwriter options to purchase units, with two warrants per unit (1)	1,400,000

18,387,866

(1)	Founder warrants and underwriter options to purchase units have a potentially less dilutive effect because they have a cashless exercise provision.

5. EQUITY

In January 2011, the Company issued an additional 1,229,932 shares of the Company’s Series A Convertible Preferred Stock to Agman in satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through December 31, 2010 totaling $6.8 million. The Company has also agreed to issue subsequent to March 31, 2011, an additional 270,499 shares of Series A Convertible Preferred Stock to Agman, constituting payment in full for any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock for the period January 1, 2011 through May 1, 2011 totaling $1.5 million. The shares have been and will be issued in private placements not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the described issuances of its shares of Series A Convertible Preferred Stock and has not offered securities to the public in connection with the issuances.

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

These segments follow the accounting principles described in Note 3 of the Company’s audited financial statements for the year ended December 31, 2010 in the Company’s 2010 Annual Report on Form 10-K. Intersegment revenues are accounted for at prices which approximate market.

Bulk Liquid Storage

The Company’s bulk liquid storage segment generates revenue through contracts by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Each of these sources of income is recorded net of any discounts, volume rebates, and sales taxes. These sources of income reflect the individual nature of the Company’s relationships with its global, regional or local customer bases, which typically comprise contracts spanning one or more years. Contracts vary according to the provision of services, ranging from the simple transloading of products from delivery into storage, but more typically extend into more complex product management and storage services. Fixed income services generate revenue from storage services at each of our terminals and are based on a fixed fee per month for tank rental, input/output from storage tanks or combination of both. The Company recognizes revenue from fixed income services in the period the service is rendered. Volume services generate revenue based on the volume of liquid entering or exiting at each terminal location and are based on tonnage. The Company recognizes revenue for volume services as the volumes are entered into or withdrawn from its storage facilities. Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer contract and is recorded at the time the service is provided. Provisions for ancillary services may be included in fixed price storage service contracts or in volume or throughput income service contracts. Revenue is recorded for the services available under each contract as the services are provided. Bulk liquid storage services are provided through a number of domestic and international locations, but are currently managed as one business from the Company’s headquarters in New Orleans, Louisiana.

Liquid Feed Supplements

The liquid feed supplements segment generates income from making and selling liquid feed products, with a small proportion of income arising from making and selling dried or block animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenue is recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the consolidated statements of income. Our liquid feed supplements segment incorporates a research and development program focused on delivering product that is distinct, based on customer, livestock and geographical requirements, and is capable of being varied to reflect commodity prices or other factors. The liquid feed supplements segment is organized around a series of broad regional territories in the United States that reflect the characteristics of beef cattle, dairy and feedlot markets. The liquid feed supplements segment is currently managed from, and headquartered in, Tomball, TX.

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments. The corporate segment includes interest expenses related to corporate debt and unallocated general and administrative expenses including primarily executive, legal, finance, information technology, human resource, and health, safety, environmental, and quality expenses.

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended March 31, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenues	$22,804	$71,287	—	$94,091
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$6,178	$2,959	$(5,464)	$3,673
Total assets	$356,936	$124,812	$15,675	$497,423

Three Months Ended March 31, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenues	$22,901	$70,541	—	$93,442
Income (loss) before taxes and equity in earnings (loss) of unconsolidated subsidiary, net	$7,809	$3,739	$(5,369)	$6,179
Total assets	$344,394	$131,464	$24,620	$500,478

7. INCOME TAXES

For the three months ended March 31, 2011, the Company recorded a tax provision based on an increase in the proportionate share of U.S. taxes on foreign earnings. In addition, foreign earnings decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Foreign tax rates on these earnings are lower than U.S. tax rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the first quarter of 2011. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

Forward-Looking Statements

This discussion and analysis includes statements regarding our future performance, liquidity, and capital resources, our plans and objectives for future operations, and assumptions relating to any of the foregoing. Such statements, along with any other non-historical statements in the discussion, are forward-looking. Our use of words such as “believe,” “expect,” “anticipate,” “intend,” “aim,” “will,” “shall,” “may,” “should,” “could,” “would,” “plan,” “estimate,” “continue,” “foresee,” or the negative of such terms, or other similar expressions often further identify a statement as a forward-looking statement (although not all forward-looking statements necessarily include one of these words). Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Important factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Part II, Item 1A. Risk Factors” of this Form 10-Q and in “Item 1A. Risk Factors” of our 2010 Form 10-K. We do not assume an obligation to update any forward-looking statement.

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently operate a global network of 25 operating storage facilities providing approximately 352 million gallons of total bulk liquid storage capacity and 35 operating liquid feed supplement facilities selling approximately 1.6 million tons of liquid feed supplements annually. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol (WWAY). As of May 6, 2011, we had 473 employees.

Highlights of the First Quarter of 2011

•

In 2010, several construction projects began, including four tanks at our Houston 1, TX terminal totaling approximately 4.2 million gallons of capacity in the aggregate, four tanks totaling approximately 2.5 million gallons of capacity in aggregate at our Houston 2, TX terminal, and nine stainless steel tanks totaling approximately 4.2 million gallons of capacity in the aggregate at our Amsterdam, Netherlands terminal. All of these projects are on schedule and budget for completion in the latter half of 2011. These constructions projects are in line with our strategy to focus on increasing our storage capacity in key markets that enhance our scope of service offerings.

•

In February 2011, construction began on four additional tanks at our Houston 1, TX terminal totaling approximately 4.2 million gallons of capacity in the aggregate, as well as two new dock lines. Completion of this project is expected in the latter half of 2011. Upon completion of this project, the Houston 1 facility will have a total capacity of approximately 66 million gallons.

•	Global storage tank utilization continues to remain high at 96%.

•

Tonnage sold in our liquid feed supplements business during the first quarter of 2011 totaled 433,000 tons, an increase of 4% compared to the same period in 2010. The U.S. government renewable fuels mandate, weather, and other factors continue to support the price of corn and other dry commodities used by many of our competitors in their dry feed products. We anticipate the liquid ingredients we use in our products will be favorably priced compared to dry commodities for the foreseeable future.

•	Our corporate-related general and administrative expenses have decreased $354,000 or 9%, during the first quarter of 2011 compared to the same period in 2010 as a result of lower professional fees.

•

Westway Terminal Company LLC, a wholly owned subsidiary of the Company, received the Responsible Care Partner of the Year Award. This award is the American Chemistry Council’s top partner award, presented to three partner companies for their record of performance and dedication to safety.

Flood Conditions on the Mississippi and Ohio Rivers

We have several facilities serving both our liquid feed supplements and bulk liquid storage businesses which have been minimally affected by the recent flooding along the Mississippi and Ohio rivers. We have taken steps to protect our assets and those of our customers, and we do not expect the costs of these activities to be material to the operations of the Company. In keeping with our risk management process and standard operating procedures, the Company is insured for casualty events, and we have taken appropriate steps to secure our facilities from damage. To date, our facilities have not sustained any damages other than some disruption of ingress and egress at a few locations. Additionally, our broad geographic footprint allows us the flexibility to shift production and distribution to non-affected facilities. The crest has passed Memphis, TN as of this filing date. The only facility we have south of Memphis, along the river, is located in Port Allen, LA, where we expect the river to crest in the next few days. The estimation of the cresting date has been adjusted due to the opening of the Morganza Spillway, which is located on the river north of our Port Allen facility. The opening of the spillway represents a significant development, since it should reduce the ultimate cresting at Port Allen as well as lower the pressure on the surrounding levees. In cooperation with the Coast Guard and local authorities, we have closed our Port Allen dock operations to barge traffic temporarily and do not anticipate that our land operations will be affected at that terminal facility.

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

For a description of our critical accounting policies and critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see the “Critical Accounting Estimates” section of Item 7 of our 2010 Form 10-K. We have not changed these policies and estimates from those previously disclosed in our 2010 Form 10-K.

Results of Operations

The following is a discussion of operating results for the first quarter of 2011, compared to operating results for the first quarter of 2010.

NET REVENUE

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Net Revenue	$94,091	$93,442	$649	1%

Net revenue from third parties increased $800,000 or 1%, to $90.3 million for the first quarter of 2011 when compared to $89.5 million for the first quarter of 2010. Net revenue from related parties, which accounted for 4% of total net revenue in the first quarter of 2011 and 2010, decreased $151,000 or 4%, to $3.8 million for the first quarter of 2011 when compared to $4.0 million for the first quarter of 2010. Total net revenue increased by $649,000 or 1%, to $94.1 million for the first quarter of 2011 when compared to $93.4 million for the first quarter of 2010. The bulk liquid storage segment represented 24% and 25% of total net revenue for the first quarter of 2011 and 2010 respectively, while the liquid feed supplement segment represented the remaining 76% and 75% of total net revenue for these periods.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue decreased slightly by $97,000 to $22.8 million for the first quarter of 2011 from $22.9 million for the first quarter of 2010. Bulk liquid storage net revenue within the U.S. increased 2% during the first quarter of 2011 compared to the same period in 2010, reflecting the expansion of our Port Allen, LA and Houston, TX facilities.

Bulk liquid storage net revenue from outside the U.S. decreased 6% in the first quarter of 2011 compared to the first quarter of 2010. This revenue accounted for 30% of total bulk liquid storage net revenue for the first quarter of 2011. The decrease in net revenue was primarily due to soft market conditions in Europe at this time and our strategic decision to renew contracts at slightly lower rates to maintain current business volume. These factors were partially offset by a combination of fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar in the first quarter of 2011, which had a combined positive impact on bulk liquid storage net revenue outside of the U.S. of approximately 2%. The Company is currently concentrating on aggressive marketing programs in Europe to develop new bulk liquid storage business.

Our total global storage capacity (net of disposals and not including construction in progress) remained consistent at approximately 352 million gallons. The percentage capacity utilization of our bulk liquid storage facilities increased to 96% at the end of the first quarter of 2011, up from 95% at the end of the first quarter of 2010.

We believe that capacity and capacity utilization are key to the profitability of our bulk liquid storage business. Once the fixed cost of constructing a terminal has been incurred, the marginal cost of providing each additional increment of storage service is less than the marginal revenues received for such service. We continue to evaluate opportunities to increase our bulk liquid storage capacity, including possible projects for greenfield expansions and targeted infill development. Additionally, we may grow profitability by identifying new strategic locations and either acquire existing bulk liquid terminals from third parties or construct new bulk liquid terminals on available land.

The trend demonstrated thus far in 2011 of increased total bulk liquid storage revenue in the U.S. may continue into the future, depending on our successful execution and completion of expansion and acquisition projects. Although revenue outside of the U.S. is experiencing a modest decline, we expect that the European market will strengthen in the future.

Liquid Feed Supplements

For the first quarter of 2011, net revenue for the liquid feed supplements business totaled $71.3 million, an increase of $746,000 or 1%, compared to net revenue of $70.5 million for the first quarter of 2010. Volume for the first quarter of 2011 increased 4% to 433,000 tons compared to 416,000 tons for the same period in 2010. The increase in net revenue was positively impacted by increased volumes, offset by the negative impact of pricing and product mix changes.

We view volume, selling price, product mix, and gross profit margin percentage as key performance indicators to the profitability of our liquid feed supplements business. Once the fixed costs of an operating facility are covered, all revenue that exceeds the variable costs contributes incrementally to the profitability of our business. Generally, revenues are considered an incomplete indicator of performance because large fluctuations can occur from period to period due to general seasonal trends, as well as the volatility in the underlying commodity ingredient prices, which affect both competitive sales pricing and the cost of sales. Gross profit margin percentage is a highly visible indicator which provides us with measurable guidelines to monitor our cost of goods, which in the liquid feed supplements business can be somewhat volatile.

Thus far, the trend in 2011 for the liquid feed supplement business has been an increase in both net revenue and the total cost of goods sold. The increase in our costs of goods sold has been greater than the increase in our net revenue which has resulted in lower gross profit margins. If the cost of our inputs decline during the year, we would expect our margins to improve. Thus far in 2011, we have concentrated on maintaining sales volumes, which has had a negative effect on our margins.

COST OF SALES

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Cost of Sales	$58,946	$57,007	$1,939	3%
Gross Profit Margin %	17.3%	19.2%	(1.9)%

For the first quarter of 2011, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, totaled $58.9 million, an increase of $1.9 million or 3%, compared to cost of sales of $57.0 million for the first quarter of 2010. Volume for the first quarter of 2011 increased by 4% to 433,000 tons compared to 416,000 tons for the first quarter of 2011. The increase in costs of sales was primarily due to the higher volume and an increase in input costs.

Gross profit margin (net revenue including from related parties, less cost of sales) in our liquid feed supplements business decreased by $1.2 million or 9%, to $12.3 million for the first quarter of 2011 compared to $13.5 million for the first quarter of 2010. The decrease resulted from our strategy to emphasize sales of lower priced/lower margin products to maintain market share in the current environment. Gross profit margin percentage (net revenues minus cost of sales, divided by net revenues) for the liquid feed supplement business decreased from 19.2% for the first quarter of 2010 to 17.3% for the first quarter of 2011 due to lower selling prices in efforts to maintain volume levels.

OTHER OPERATING COSTS AND EXPENSES

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Other Operating Costs and Expenses	$15,104	$14,748	$356	2%

Other operating costs and expenses for the first quarter of 2011 were $15.1 million, an increase of $356,000 or 2%, from $14.7 million for the first quarter of 2010. Of the total other operating costs and expenses, the bulk liquid storage segment represented 65% and 60% for the first quarter of 2011 and 2010 respectively, and the liquid feed supplement segment represented 34% and 39%. The increase in the first quarter of 2011 was primarily due to additional bulk liquid storage facility costs relating to the Port Allen, LA and Houston, TX expansions, as well as additional other operating costs at our United Kingdom bulk liquid storage facilities. These factors were slightly offset by a decrease in liquid feed supplement other operating costs and expenses resulting from facility efficiencies and product mix changes. Major components of other operating costs and expenses included payroll, repairs, utilities, and insurance.

DEPRECIATION AND AMORTIZATION

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Depreciation and Amortization	$6,244	$5,602	$642	11%

Depreciation and amortization costs increased by $642,000 or 11%, to $6.2 million for the first quarter of 2011 from $5.6 million for the first quarter of 2010. The increase was mainly due to our recent capital investments in the United States, including the expansion of our Port Allen, LA and Houston, TX facilities. Of the total depreciation, the bulk liquid storage segment represented 79% and 76% for the first quarter of 2011 and 2010 respectively, and the liquid feed supplement segment represented 19% and 24%. The Corporate non-operating segment represented the remaining 2% for 2011.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Selling, General, and Administrative Expenses	$8,130	$8,627	$(497)	(6)%

Selling, general and administrative expenses for the first quarter of 2011 decreased by $497,000 or 6%, to $8.1 million, compared to $8.6 million for the first quarter of 2010, primarily as a result of lower corporate-related fees including legal and advisory services due to onetime projects in 2010. Of the total selling, general, and administrative expenses, the bulk liquid storage segment represented 20% and 23% for the first quarter of 2011 and 2010 respectively, the liquid feed supplement segment represented 35% and 31%, and the corporate segment represented the remaining 45% and 46%. Selling, general, and administrative expenses included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations, as well as corporate general and administrative costs.

OPERATING INCOME

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Operating Income	$5,667	$7,458	$(1,791)	(24)%

Operating income decreased by $1.8 million or 24%, to $5.7 million for the first quarter of 2011 from $7.5 million for the first quarter of 2010. This decrease was the result of lower liquid feed supplement gross profit margin during the first quarter of 2011, as well as increased depreciation and other operating costs and expenses. This decrease was partially offset by decreased selling, general and administrative expenses during the first quarter of 2011.

Operating income for the first quarter of 2011 resulted from operating income of $6.5 million from the bulk liquid storage segment and $3.2 million from the liquid feed supplements segment, partially offset by corporate costs of $4.0 million. Operating income for the first quarter of 2010 resulted from operating income of $7.8 million from the bulk liquid storage segment and $3.8 million from the liquid feed supplements segment, partially offset by corporate costs of $4.1 million.

INTEREST EXPENSE

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Interest Expense, Net	$(1,328)	$(1,279)	$(49)	(4)%

Interest expense remained relatively consistent at $1.3 million for the first quarter of 2011 and 2010. The slight increase was driven by higher interest rates, higher facility fees, and higher debt amortization costs in the first quarter of 2011, offset by lower borrowings in the first quarter of 2011 compared to the first quarter of 2010.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Loss on Disposal of Property, Plant & Equipment	$(666)	$—	$(666)

Loss on disposal of property, plant & equipment totaled $666,000 for the first quarter of 2011. In the first quarter of 2010, there were no losses associated with disposals. These losses represent obsolete equipment disposed during the period that no longer had a useful life.

INCOME TAXES

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Income Tax Provision	$(1,356)	$(1,864)	$508	27%

We had a consolidated income tax provision of $1.4 million for the first quarter of 2011, compared to a $1.9 million income tax provision for the first quarter of 2010. The change was due to the impact of lower operating results during the first quarter of 2011. For the first quarter of 2011, we recorded a tax provision based on an increase in the proportionate share of U.S. taxes on foreign earnings. In addition, foreign earnings decreased during the first quarter of 2011 compared to the first quarter of 2010. Foreign tax rates on these earnings are lower than U.S. tax rates.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Net Income Attributable to Westway Group, Inc.	$2,066	$4,154	$(2,088)	(50)%

Net income attributable to Westway Group, Inc. decreased by $2.1 million or 50%, to $2.1 million for the first quarter of 2011 as compared to $4.2 million for the first quarter of 2010. This decrease is primarily due to a decrease in operating income of $1.8 million and loss on disposal of equipment of $666,000, partially offset by a positive change in income tax provision of $508,000.

PREFERRED DIVIDENDS ACCRUED

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Preferred Dividends Accrued	$(1,105)	$(1,062)	$(43)	(4)%

Accruals for preferred dividends remained relatively consistent at $1.1 million for the first quarter of 2011 and 2010. The slight increase was the result of the additional 1.2 million shares of Series A Convertible Preferred Stock issued in January 2011.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

	Three Months Ended March 31,
(in thousands)	2011 Actual	2010 Actual	Change
Net Income Applicable to Common Stockholders	$961	$3,092	$(2,131)	(69)%

Net income applicable to common stockholders decreased by $2.1 million or 69%, to $961,000 for the first quarter of 2011 as compared to $3.1 million for the first quarter of 2010. This decrease was due to a decrease in net income attributable to Westway Group, Inc. of $2.1 million and an increase of preferred dividends accrued of $43,000.

Liquidity and Capital Resources

Cash and Working Capital

During the first quarter of 2011, our cash and cash equivalents increased by $1.1 million from December 31, 2010 to a total of $13.8 million at March 31, 2011. This increase was the result of cash provided by operating activities of $8.9 million, cash used in investing activities of $7.8 million, cash used in financing activities of $422,000, and a positive exchange rate effect of $474,000.

Our working capital (by which we mean total current assets less total current liabilities) increased by $8.9 million from $27.5 million at December 31, 2010, to $36.4 million at March 31, 2011.

Total net trade accounts receivable, including amounts due from related parties, decreased 13% to $34.8 million at March 31, 2011 from $40.1 million at December 31, 2010, due primarily to the seasonality of the liquid feed supplement business, which is predominately driven by cattle feeding and typically stronger in the fall and winter months (feed season) because cattle are fed grasses during the spring and summer months.

Total accrued expenses and other current liabilities decreased 41% to $19.1 million at March 31, 2011 from $32.3 million at December 31, 2010, due primarily to the issuance of Series A Convertible Preferred Stock in satisfaction of all outstanding accrued dividends through December 31, 2010 that totaled $6.8 million, payments made during the first quarter of 2011 relating to employee bonuses, and a decrease in goods received and not yet invoiced as a result of the seasonality of the liquid feed business.

Sources

Our capital requirements have been financed primarily with cash flows from operations, periodically supplemented by borrowings from our credit facilities. At March 31, 2011, we had $111.5 million of borrowing capacity available under our $200 million bank revolving credit facility.

Our internal sources of liquidity generally include our cash balances, our cash equivalents (which are readily convertible to cash), and our current cash flows from operations. Our external sources of liquidity include our bank revolving credit facility. Our available sources of liquidity include the balance still available to be drawn down under the credit facility.

Uses

We used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll; to fund capital expenditures for maintenance, expansions, and acquisitions; to pay debt service and taxes; and to repurchase shares of our Class A common stock.

Trends

The cash flows from operations of the bulk liquid storage and liquid feed supplements businesses have been positive for each 12 month fiscal year for the last 3 years. We expect cash flows from operations to be positive for the next twelve months as a whole. We also note that the capital expenditures of our two businesses for expansion and acquisitions are likely to increase, consistent with our growth strategy.

Our businesses have not been severely affected by the global recession, although it appears to have reduced some of our customers’ demand for our products and services. Recent order activity has been relatively stable.

Cash Flows

Operating Activities

Our net cash provided by operating activities for the first quarter 2011 was $8.9 million, whereas in the first quarter of 2010, operating activities used net cash of $2.8 million. This increase in operating cash flow compared to the first quarter of 2010 is largely due to the Company making significant payments to the ED&F Man group in the first quarter of 2010 for related party payables outstanding, mainly for molasses purchases.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, throughput fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in net cash used of $7.8 million for the first quarter of 2011, compared to net cash used of $3.9 million for the comparable period in 2010. The change is due to increased capital expenditures, primarily in our bulk liquid storage segment in the United States. Historically, cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

Our financing activities resulted in net cash used of $422,000 for the first quarter of 2011, compared to cash provided of $3.1 million for the comparable period in 2010. The difference between the periods is primarily due to payments we made to repurchase shares of our Class A common stock in the first quarter of 2011 of $407,000 and net proceeds we received from borrowings under our credit facility of $3.2 million in the first quarter of 2010. In the first quarter of 2011, were able to repay all additional proceeds drawn from our credit facility during the quarter through cash flows generated by operating activities.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the first quarter of 2011, the effect of exchange rate changes increased our cash and cash equivalents by $474,000, primarily due to the weakening of the U.S. dollar against the Euro, Pound Sterling, and Canadian Dollar during this period. By contrast, during the first quarter of 2010, the effect of exchange rate changes decreased our cash and cash equivalents by $379,000 primarily due to the strengthening of the U.S. dollar against the Euro and Pound Sterling.

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

Sources

We expect our principal sources of liquidity in 2011 to be our cash from operations and our credit facility, as to which the available borrowing capacity on March 31, 2011 was $111.5 million. We expect our cash flow from operating activities to be positive for the remainder of the year and for the next twelve months as a whole. As cash flow from operations is a key source of liquidity for us, further decreases in demand for our products or services would reduce the availability of funds, especially any further decrease in demand for bulk liquid storage services by the ED&F Man group, our largest customer.

Uses

We expect to pay operating expenses, maintenance capital expenses, interest payments, and tax payments, as well as expansion and acquisition capital expenditures, discretionary debt principal payments, and payments for repurchases of Class A common stock.

As part of our operating expenses, we expect to continue to make significant purchases of raw materials for our liquid feed supplements business. We and the ED&F Man group have a long-term molasses supply agreement, pursuant to which the ED&F Man group is expected to continue to be our primary supplier of cane molasses. The initial term of the agreement runs until May 28, 2019, after which the agreement provides for automatic renewals for successive one-year periods unless either party gives notice of non-renewal. In September 2010, we entered into a one-year addendum to our molasses supply agreement with the ED&F Man group to provide us with a more favorable pricing mechanism. Following September 2011, this addendum will either be renewed or the pricing of our molasses purchased from the ED&F Man group will be determined in accordance with the original molasses supply agreement.

Also as part of operating expenses, we expect to continue to make significant lease payments. We have long-term operating leases on 20 bulk liquid storage facilities and 12 liquid feed supplements processing and distribution facilities. Typically our leases extend beyond five years.

In the normal course of business, we make investments in the properties and facilities utilized by our bulk liquid storage and liquid feed supplements businesses. As a result, at any given time, we have outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred. At March 31, 2011, these commitments totaled $12.9 million.

We currently have ongoing expansion projects for the construction of 8.4 million gallons of new storage capacity and associated infrastructure at our Houston No. 1 terminal, the construction of 2.5 million gallons of new storage capacity at our Houston No. 2 terminal, and the construction of 4.2 million gallons of new capacity and associated infrastructure at our Amsterdam, Netherlands terminal, with completion of all of these projects expected in the second half of 2011.

Any liquidity in excess of our operating expenses, planned capital expenditures, and payments for stock repurchases is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy, which at this time is focused on expanding our bulk liquid storage business.

Short-term Adequacy

We believe that our current cash and cash equivalents, credit facility, and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, to make our planned capital expenditures, to make our anticipated stock repurchases, and to meet our commitments for the next 12 months. We do not expect that we will be in breach of any covenants relating to our outstanding debt during this period.

We expect that our operating expenses, maintenance capital expenditures, interest payments, tax payments, and stock repurchases will generally be funded by cash from operating activities during the remainder of 2011, for the year as a whole, and for the next twelve months as a whole.

We believe cash generated from operations, combined with our availability to draw on our current credit facility, will be sufficient to fund our expansion and acquisition capital expenditures in 2011 and for the next twelve months as a whole. Our expansion and acquisition capital expenditures can generally be accelerated or scaled back depending on our liquidity.

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

Long-term Adequacy

Beyond the next twelve months, we expect that we will likely have the ability to generate sufficient liquidity and capital resources to meet our future cash requirements, including our debt obligations, for the reasonably foreseeable future. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

• our businesses should continue to generate significant operating cash flow on an annual basis;

• the ongoing maintenance capital expenditures associated with our businesses should be readily funded from their annual operating cash flow or available financing; and

• we expect to be able to refinance or extend maturing debt on terms that can be supported by the performance of our businesses.

General

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements, capital expenditure plans, and stock repurchase program. Our ability to access additional debt or equity capital in the long-term depends on the availability of capital markets, our operating and financial performance, and pricing on commercially reasonable terms. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current capital structure and financing, including the issuance of additional equity or long-term debt, refinancing our credit facility, and other restructurings or financings. In addition, we may from time to time seek to repurchase a portion of our outstanding equity, including common stock and/or warrants, in open market purchases, privately negotiated transactions, or otherwise; and we may also review our corporate dividend policy. These matters, if any, will depend on prevailing market conditions, contractual restrictions, government regulations, and other factors. The amount of these matters may be material and may involve significant amounts of cash and/or financing availability.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 3 of Notes to Consolidated Financial Statements included in our 2010 Form 10-K and Note 3 of the Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This quarterly report on Form 10-Q should be read in conjunction with the discussion in our 2010 Form 10-K (as updated on this Form 10-Q) regarding risk factors, including the factors described in the “Factors that Affect Financial Performance” section of Item 7 and the “Risk Factors” section, Item 1A in our 2010 Form 10-K.

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

Translation adjustments included in accumulated other comprehensive income for the three months ended March 31, 2011 were $5.4 million of unrealized gains primarily due to the weakening of the U.S. dollar against the Euro, Pound Sterling, and Canadian Dollar. This exchange rate change positively impacted the net assets used in our foreign operations and held in local currencies, resulting in an increase in cumulative translation adjustments to a $5.7 million unrealized gain as of March 31, 2011, compared to a $231,000 unrealized gain as of December 31, 2010. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

For more information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2010 Form 10-K. There were no material changes to our market risk exposure during the first quarter of 2011.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2011, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, disclosure controls and procedures provide only reasonable, and not absolute, assurance that their objectives are met.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which we are a party, or of which any of our property is the subject, or known by us to be contemplated by governmental authorities, that are material to us, our business, or our financial condition. Moreover, we are not a party to any administrative or judicial proceeding arising under environmental laws or regulations to which a governmental entity is a party.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A, of our 2010 Form 10-K, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Forward-Looking Statements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q.

There have been no material changes with respect to the risk factors set forth in our 2010 Form 10-K.

We note the following changes in certain of the historical information included in the risk factors set forth in our 2010 Form 10-K:

•

The permitting process has been completed at our Amsterdam, Netherlands terminal expansion project, which will add nine stainless steel tanks totaling approximately 4.2 million gallons of capacity in the aggregate. Completion of this project is expected in the latter half of 2011.

•	As of May 6, 2011, there were 32,387,261 shares of Series A Convertible Preferred Stock issued and outstanding, leaving 612,739 available to be issued.

•

At May 6, 2011, there were outstanding publicly-traded warrants to purchase approximately 11.1 million shares of our Class A common stock at $5.00 per share, which warrants are scheduled to expire on May 24, 2011. There has been no change in the number of outstanding founder warrants or the outstanding options issued to underwriters to purchase units since our 2010 Form 10-K.

•	As of the close of business on May 6, 2011, there were approximately 14.2 million shares of our Class A common stock outstanding, at a market price of $4.57 per share.

•

Approximately 12.8 million shares of our Series A Convertible Preferred Stock issued to Agman, a subsidiary of ED&F Man, and 1 million shares of our Class A common stock issued to our sponsor Shermen WSC Holdings LLC are currently being held in escrow, to be released to their respective owners only upon our achievement of certain earnings or share price performance targets.

•	As of May 6, 2011, ED&F Man and its affiliates own 47.1 % of our outstanding common stock (Class A and Class B common stock combined).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In January 2011, we issued 1,229,932 shares of Series A Convertible Preferred Stock in the name of Agman Louisiana, Inc. (“Agman”), a subsidiary of ED&F Man, constituting satisfaction in full for the $6,764,626 of outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through December 31, 2010. Of these 1,229,932 shares, 744,845 were delivered to Agman and 485,087 were delivered to the escrow agent for deposit in the escrow account under the Stock Escrow Agreement dated May 28, 2009 among the Company, Agman, Shermen WSC Holding LLC, and the escrow agent.

The foregoing 1,229,932 shares were all issued in a private placement, not involving a public offering under the Securities Act of 1933, in accordance with a Waiver agreement between the Company and Agman dated December 14, 2010. We did not engage in general solicitation or advertising with regard to the foregoing issuances of shares of Series A Convertible Preferred Stock and did not offer securities to the public in connection with the issuances.

The shares of Series A Convertible Preferred Stock issued to Agman pursuant to the Waiver agreement have the same rights and privileges as the previously issued shares of Series A Convertible Preferred Stock, including the following terms of conversion. A holder of Series A Convertible Preferred Stock has the right, at any time and from time to time, to convert any or all of that holder’s shares of Series A Convertible Preferred Stock into shares of our common stock. Shares of Series A Convertible Preferred Stock owned by persons unrelated to ED&F Man are convertible into shares of Class A common stock, whereas shares of Series A Convertible Preferred Stock owned by ED&F Man or any of its affiliates are convertible into shares of Class B common stock. However, ED&F Man and its affiliates are unable to exercise such conversion rights to the extent it would result in ED&F Man and its affiliates owning more than 49.5% of our outstanding common stock. The number of shares of common stock into which one share of the Series A Convertible Preferred Stock is convertible is determined by dividing (a) $5.50 plus the amount of any dividends and distributions which have accrued before the applicable conversion date on such share, by (b) $5.50 (subject to adjustments for stock splits, subdivisions, reclassifications, combinations, other distributions, certain repurchases of common stock, and business combinations).

Repurchases of Equity Securities

The table below provides information on purchases made by the Company or any affiliated purchaser thereof during the indicated months of shares of the Company’s equity securities that were registered pursuant to section 12 of the Exchange Act.

Period	(a) Total number of shares or other units purchased	(b) Average price paid per share or unit	(c) Total number of shares or units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
1-1-11 to 1-31-11	40,059	4.08	40,059	459,941
2-1-11 to 2-28-11	22,718	4.18	22,718	437,223
3-1-11 to 3-31-11	33,845	4.29	33,845	403,378

(1)	On December 15, 2010, we announced that our Board of Directors approved a stock repurchase program for our repurchase of up to 500,000 shares of our Class A common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We did not suffer any defaults with respect to indebtedness.

With respect to dividend accruals, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. On December 14, 2010, we entered into a Waiver agreement with Agman pursuant to which we issued, in three tranches earlier this year, additional shares of Series A Convertible Preferred Stock in satisfaction of all cash dividends accrued through December 31, 2010, March 31, 2011, and May 1, 2011, thus eliminating the dividend accrual as of such dates. The total accrual of such cash dividends on our Series A Convertible Preferred Stock on the date of filing this report, May 16, 2011, is $185,687.

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

Dated: May 16, 2011

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