Form 10-Q
period 2011-06-30
Westway Group, Inc.
filed 2011-08-15
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 5, 2011, 14,041,423 shares of our Class A common stock, par value $0.0001 per share, and 12,624,003 shares of our Class B common stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

Westway Group, Inc. Index to Form 10-Q

PART I. – FINANCIAL INFORMATION

PART II. – OTHER INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,432	$12,652
Trade accounts receivable from third parties, net	32,005	37,297
Trade accounts receivable from related parties	1,650	2,769
Inventories	17,720	15,463
Other current assets	10,836	8,493

Total current assets	72,643	76,674
Investment in unconsolidated subsidiary	4,037	4,277
Property, plant and equipment, net	324,081	313,491
Goodwill	90,380	89,217
Other intangibles, net	8,213	8,221
Other non-current assets	3,171	3,341

Total assets	$502,525	$495,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$5,874	$8,009
Trade accounts payable to related parties	5,946	8,909
Accrued expenses and other current liabilities	23,381	32,276

Total current liabilities	35,201	49,194
Borrowings under credit facilities	90,551	88,534
Deferred income taxes	66,928	64,624
Other long-term liabilities	681	660

Total liabilities	193,361	203,012

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none outstanding at June 30, 2011 and December 31, 2010	—	—
Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 32,387,261 outstanding at June 30, 2011. (December 31, 2010: $0.0001 par value; 33,000,000 authorized; 30,886,830 outstanding)	185,530	177,291
Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,705,546 outstanding at June 30, 2011 represented by 14,081,543 convertible Class A and 12,624,003 convertible Class B shares. (December 31, 2010: $.0001 par value; 235,000,000 shares authorized; 26,841,580 shares outstanding represented by 14,217,577 convertible Class A and 12,624,003 convertible Class B shares)	3	3
Additional paid-in capital	130,520	131,039
Accumulated other comprehensive income	7,832	231
Retained earnings (accumulated deficit)	(1,484)	(3,082)
Treasury stock at cost – 2,335,569 shares (December 31, 2010: 2,335,569 shares)	(14,013)	(14,013)

Total Westway Group, Inc. stockholders’ equity	308,388	291,469
Non-controlling interest	776	740

Total stockholders’ equity	309,164	292,209

Total liabilities and stockholders’ equity	$502,525	$495,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenue
Bulk liquid storage	$18,382	$19,172	$37,465	$38,442
Liquid feed supplements	70,978	54,009	142,166	124,210
Related parties	3,693	2,462	7,513	6,433

Total net revenue	93,053	75,643	187,144	169,085
Costs of sales – liquid feed supplements
Third parties	40,009	28,907	80,951	66,422
Related parties	20,245	15,801	38,249	35,293

Total costs of sales – liquid feed supplements	60,254	44,708	119,200	101,715
Other operating costs and expenses	14,216	14,101	29,320	28,849
Depreciation and amortization	6,400	7,676	12,644	13,278
Selling, general and administrative expenses	8,569	8,243	16,699	16,870
Founder warrant expense	—	1,381	—	1,381

Total operating expenses	89,439	76,109	177,863	162,093

Operating income (loss)	3,614	(466)	9,281	6,992

Other expense
Interest, net	(1,239)	(1,252)	(2,567)	(2,531)
Loss on disposal of property, plant & equipment	(63)	—	(729)	—

Total other expense	(1,302)	(1,252)	(3,296)	(2,531)
Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary	2,312	(1,718)	5,985	4,461
Income tax benefit (provision)	(452)	495	(1,808)	(1,369)
Equity in loss of unconsolidated subsidiary, net	(116)	(52)	(325)	(210)

Net income (loss)	1,744	(1,275)	3,852	2,882

Net income (loss) attributable to non-controlling interest	6	15	(36)	12

Net income (loss) attributable to Westway Group, Inc.	1,750	(1,260)	3,816	2,894
Preferred dividends accrued	(1,113)	(1,063)	(2,218)	(2,125)

Net income (loss) applicable to common stockholders	$637	$(2,323)	$1,598	$769

Weighted average number of common shares equivalent outstanding:
Basic	58,848,451	26,578,484	58,777,578	57,461,693
Diluted	59,305,312	26,578,484	59,177,070	58,114,465
Net income per share of common stock:
Basic	$0.01	$(0.09)	$0.03	$0.01
Diluted	$0.01	$(0.09)	$0.03	$0.01
Basic and diluted earnings per share attributable to Series A Convertible Preferred Stock	$0.01	$—	$0.03	$0.01
Basic and diluted earnings per share attributable to common shares	$0.01	$—	$0.03	$0.01
Series A Convertible Preferred Stock weighted average shares outstanding, basic and diluted	32,364,308	—	32,240,535	30,886,830
Common share weighted average shares outstanding, basic	26,484,143	—	26,537,043	26,574,863
Common share weighted average shares outstanding, diluted	26,941,004	—	26,936,535	27,227,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity
	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2009	30,887	$177,291	13,941	$2	12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361
Issuance of class A common shares from treasury			17					(31)		(17)	102	71		71
Reclassification of Additional Paid in Capital to Retained Earnings relating to Treasury stock							195	(195)				—		—
Restricted stock activity							184					184		184
Founder warrant extension							1,381					1,381		1,381
Convertible preferred dividend accrued								(2,125)				(2,125)		(2,125)
Non-controlling interest adjustment													129	129
Comprehensive income
Net income								2,894				2,894	(12)	2,882
Other comprehensive income:
Foreign currency translation									(10,447)			(10,447)		(10,447)

Other comprehensive income									(10,447)			(10,447)		(10,447)

Total comprehensive income												(7,553)	(12)	(7,565)

Balance, June 30, 2010 (Unaudited)	30,887	$177,291	13,958	$2	12,624	$1	$135,216	$(3,741)	$(8,050)	2,335	$(14,013)	$286,706	$730	$287,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity
	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209
Convertible preferred shares issued	1,500	8,239										8,239		8,239
Convertible preferred dividend accrued								(2,218)				(2,218)		(2,218)
Restricted stock activity, net of shares forfeited			81				433					433		433
Purchase and retirement of common stock			(217)				(952)					(952)		(952)
Comprehensive income
Net income								3,816				3,816	36	3,852
Other Comprehensive Income:
Foreign currency translation									7,601			7,601		7,601

Other comprehensive income									7,601			7,601		7,601
Total comprehensive income												11,417	36	11,453

Balance, June 30, 2011 (Unaudited)	32,387	$185,530	14,082	$2	12,624	$1	$130,520	$(1,484)	$7,832	2,335	$(14,013)	$308,388	$776	$309,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,852	$2,882
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,242	1,053
Provision for doubtful accounts receivable	304	11
Depreciation and amortization	12,644	13,278
Amortization of deferred financing costs	698	540
Equity in loss in unconsolidated investments	325	300
Loss on disposal of property, plant & equipment	729	—
Founder warrant expense	—	1,381
Stock compensation	629	184
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,107	11,283
Inventory	(2,257)	1,469
Other current assets	(1,098)	(638)
Accounts payable	(5,519)	(6,982)
Accrued expenses and other current liabilities	(4,110)	(7,350)

Net cash provided by operating activities	13,546	17,411

Cash flows from investing activities
Capital expenditures for property, plant and equipment, net of sales proceeds	(17,498)	(10,511)

Net cash used in investing activities	(17,498)	(10,511)

Cash flows from financing activities:
Proceeds from credit facility	33,636	23,506
Payments on credit facility	(31,619)	(21,605)
Purchase and cancellation of Class A common stock	(952)	—
Payment of deferred financing costs	(15)	(162)

Net cash provided by financing activities	1,050	1,739

Effects of exchange rate changes on cash and cash equivalents	682	(1,440)

Net increase (decrease) in cash and cash equivalents	(2,220)	7,199
Cash and cash equivalents, beginning of period	12,652	9,710

Cash and cash equivalents, end of period	$10,432	$16,909

Non-cash financing and investing activities:
Preferred dividends accrued	$2,218	$2,125
Series A Convertible Preferred stock issued to ED&F Man	$8,239	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading provider of bulk liquid storage and related value-added services, and a leading manufacturer and distributor of liquid animal feed supplements. The Company owns and operates an extensive global network of operating facilities providing bulk liquid storage and producing liquid feed supplements. The bulk liquid storage business is a global business with terminal locations at key port and terminal sites throughout North America and in Western Europe and Asia, offering storage to manufacturers and consumers of agricultural and industrial liquids. The liquid feed supplements business produces liquid animal feed supplements through blending liquid by-products and essential nutrients to form feed rations that help to maximize the genetic potential of livestock, and are sold directly to end users, primarily supplying the beef and dairy livestock industries.

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

3. EARNINGS (LOSS) PER SHARE

The Company calculated earnings (loss) per share in accordance with U.S. GAAP. The Series A Convertible Preferred Stock is a participating security because it participates in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares, if converted, to the total number of shares. The Company has included these shares within the computation of earnings per share under the two-class method for the three and six months ended June 30, 2011 and for the six months ended June 30, 2010 but not for the three months ended June 30, 2010 because the effect of converting all outstanding convertible preferred shares into common shares would have an antidilutive impact as a result of the Company’s net loss during that period. The Company has included the effect of the preferred dividends in the numerator for the three and six months ended June 30, 2011 and 2010 as it is deemed a contractual obligation.

In calculating its diluted weighted average number of shares for the six months ended June 30, 2010, the Company added an additional 650,383 shares to its weighted average shares outstanding to account for the deemed conversion of the accrued, but unpaid, preferred dividends on the shares of outstanding Series A Convertible Preferred Stock. For the three and six months ended June 30, 2011, there were no accrued and unpaid preferred dividends on shares of outstanding Series A Convertible Preferred Stock at the beginning of the period due to the Company issuing an additional 1,229,932 shares of Series A Convertible Preferred Stock in satisfaction of all outstanding accrued but unpaid dividends through December 31, 2010, as well as issuing an additional 200,876 shares of Series A Convertible Preferred Stock in satisfaction of all outstanding accrued but unpaid dividends through March 31, 2011. The Company also added 456,861 and 399,492 shares, respectively, to its diluted weighted average share number for the three and six months ended June 30, 2011 and added 2,389 shares for the six months ended June 30, 2010, in each case relating to unvested restricted stock granted to certain employees. There were no dilutive shares for the three months ended June 30, 2010 because the Company had a net loss for that period. As the Company’s founder warrants were issued with an exercise price of $5.00, they have not been added to the diluted weighted average number of shares for the three and six months ended June 30, 2011 and 2010 since the average price of our common stock was below this price.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net income (loss) attributable to Westway Group, Inc.	$1,750	$(1,260)	$3,816	$2,894
Preferred dividends	(1,113)	(1,063)	(2,218)	(2,125)

Net income (loss) applicable to common stockholders – basic	637	(2,323)	1,598	769
Plus income impact of assumed conversion of:
Series A Convertible Preferred Stock	1,113	1,063	2,218	2,125

Net income (loss) applicable to common stockholders – diluted	$1,750	$(1,260)	$3,816	$2,894

Denominator
Weighted average number of common shares outstanding	26,484,143	26,578,484	26,537,043	26,574,863
Weighted average number of participating Series A Convertible Preferred shares	32,364,308	—	32,240,535	30,886,830

Weighted average number of shares for purposes of calculating basic earnings per share	58,848,451	26,578,484	58,777,578	57,461,693
Add common stock issuable upon conversion of:
Series A Convertible Preferred Stock accrued dividends	—	—	—	650,383
Unvested restricted stock	456,861	—	399,492	2,389

Weighted average number of shares for purposes of calculating diluted earnings per share	59,305,312	26,578,484	59,177,070	58,114,465

Basic and Diluted Earnings Per Common Share
Net income (loss) available to common stockholders – basic	$0.01	$(0.09)	$0.03	$0.01
Net income (loss) available to common stockholders – diluted	$0.01	$(0.09)	$0.03	$0.01
Basic and diluted earnings per share attributable to Series A convertible preferred stock	$0.01	$—	$0.03	$0.01
Basic and diluted earnings per share attributable to common shares	$0.01	$—	$0.03	$0.01
Series A convertible preferred stock weighted average shares outstanding, basic and diluted	32,364,308	—	32,240,535	30,886,830
Common share weighted average shares outstanding, basic	26,484,143	—	26,537,043	26,574,863
Common share weighted average shares outstanding, diluted	26,941,004	—	26,936,535	27,227,635

The number of additional shares that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share due to the average price of our common stock during the three and six months ended June 30, 2011 is summarized as follows:

Six months ending June 30, 2011
Founder warrants (1)	5,214,286

(1)	Founder warrants have a potentially less dilutive effect because they have a cashless exercise provision.

4. EQUITY

        In January 2011, the Company issued an additional 1,229,932 shares of the Company’s Series A Convertible Preferred Stock to Agman in satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through December 31, 2010 totaling $6.8 million. The Company has also issued an additional 270,499 shares of Series A Convertible Preferred Stock to Agman in the second quarter of 2011, constituting payment in full for any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock for the period January 1, 2011 through May 1, 2011 totaling $1.5 million. The shares have been issued in private placements not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the described issuances of its shares of Series A Convertible Preferred Stock and has not offered securities to the public in connection with the issuances.

Under the Company’s stock repurchase program, the Company has repurchased and retired 216,671 shares of Class A common stock in the first six months of 2011, at a cost of $952,000. No Class A common stock was repurchased and retired for the same period of 2010.

In May 2011, 11.1 million of the Company’s publicly traded warrants expired in accordance with their terms. At that time, the Company’s publicly traded units also expired and separated. As a result, one share per unit of our Class A common began trading under our Class A common stock symbol.

5. BUSINESS SEGMENTS

The Company operates its business in two reportable operating segments: bulk liquid storage and liquid feed supplements. These businesses represent distinct operations that are managed separately because of differing products and services. Each of these businesses has distinct operating, marketing and sales strategies, and our chief operating decision maker reviews the performance of these businesses based on these segments. The Company also has one non-operating segment – corporate.

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

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended June 30, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$22,006	$71,047	$—	$93,053
Income (loss) before taxes and equity in loss of unconsolidated subsidiary, net	$5,765	$1,722	$(5,175)	$2,312
Total assets	$363,900	$125,652	$12,973	$502,525

Three Months Ended June 30, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$21,386	$54,257	$—	$75,643
Income (loss) before taxes and equity in loss of unconsolidated subsidiary, net	$5,027	$385	$(7,130)	$(1,718)
Total assets	$340,218	$117,025	$36,285	$493,528

Six Months Ended June 30, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$44,810	$142,334	$—	$187,144
Income (loss) before taxes and equity in loss of unconsolidated subsidiary, net	$11,943	$4,681	$(10,639)	$5,985
Total assets	$363,900	$125,652	$12,973	$502,525

Six Months Ended June 30, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue	$44,287	$124,798	$—	$169,085
Income (loss) before taxes and equity in loss of unconsolidated subsidiary, net	$12,836	$4,124	$(12,499)	$4,461
Total assets	$340,218	$117,025	$36,285	$493,528

6. INCOME TAXES

For the three months ended June 30, 2011, the Company recorded a tax provision against its pretax income based on an increase in overall earnings coupled with a disproportional decrease in U.S. tax on foreign earnings compared to the three months ended June 30, 2010. The effective tax rate is lower than the federal statutory rate of 34% due to lower international income tax rates used for foreign earnings.

For the six months ended June 30, 2011, the Company recorded a tax provision at an effective rate of 30% which is consistent with the rate for the six months ended June 30, 2010. The effective tax rates are consistent from 2010 to 2011 due to increased U.S. earnings in 2011 compared to 2010, offset by a decrease during 2011 of foreign earnings subject to further U.S. tax at the higher rate.

7. SUBSEQUENT EVENTS

On July 6, 2011, the Company and its bank syndicate extended the maturity date and amended certain key terms of the Company’s existing $200 million credit facility. The modifications included, among other items, the extension of the maturity date to July 6, 2015, the reduction of the interest rate and commitment fees payable, the relaxation of certain key financial covenants, and the provision of an additional $50 million accordion feature to the current facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2011. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

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

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently operate a global network of 25 operating storage facilities providing approximately 350 million gallons of total bulk liquid storage capacity and 35 operating liquid feed supplement facilities selling approximately 1.6 million tons of liquid feed supplements annually. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol (WWAY). As of August 5, 2011, we had 493 employees.

Highlights of the Second Quarter of 2011

•	Consolidated Net Revenue increased $17.4 million, or 23% to $93.1 million as compared to $75.6 million in the second quarter of 2010.

•

Tonnage sold in our feed business totaled 411,000 tons, an increase of 16% compared to the same period in 2010. Gross profit increased $1.2 million, or 13%, during the second quarter of 2011 compared to the same period in 2010.

•

Our Terminal Company signed a Lease Conditions Agreement with Valero Refining Texas, L.P. in June 2011 that gives us the right, subject to certain conditions outlined in the agreement, to lease approximately 5.68 acres of land adjacent to our Houston 1 terminal for up to 30 years and to purchase three tanks totaling 3.2 million gallons of capacity as well as certain associated dock lines and dock assets. This additional acreage would provide the Terminal Company with the opportunity to construct up to 20 million gallons of additional storage capacity.

•

As part of our terminal business strategy to increase capacity and service offerings in key markets, we began several construction projects in 2010 and the first half of 2011 which will add 10.5 million gallons of capacity to our Houston terminals and 4.2 million gallons of capacity at our Amsterdam, Netherlands terminal. All of these projects are currently on budget and scheduled for completion in the latter half of 2011.

•

In July 2011, the Company and its bank syndicate amended certain key terms of the Company’s existing $200 million credit facility. The modifications included, among other items, the extension of the maturity date to July 6, 2015, the reduction of the interest rate and commitment fee payable, the relaxation of certain key financial covenants, the ability to pay dividends, and the addition of a $50 million accordion feature to the current facility.

•

In May 2011, 11.1 million of our publicly traded warrants expired in accordance with their terms. The combination of this expiration and the successful warrant tender offer completed in 2010 has simplified and improved our capital structure.

•	Cost control measures implemented in 2011 have resulted in a decrease of 5% in corporate-related general and administrative expenses compared to the same period in 2010.

•

Our Terminal Company received the Safety Improvement Award from the International Liquid Terminals Association (ILTA) in June 2011. This award is reflective of the commitment, dedication, and collaborative effort of our employees to the continual improvement of our health, safety, environmental and security performance.

•

Mr. Anthony J. Andrukaitis was elected to the Board of Directors of the Company in June 2011. He brings extensive knowledge and experience including skills in finance, marketing, and operations as well as experience in terminal operations both domestically and internationally.

•

Robert H. Lewis was appointed Senior Vice President of our newly created Corporate Business Development team. In this new role, Mr. Lewis will be responsible for the identification, evaluation and execution of strategic growth opportunities for our liquid feed and liquid storage subsidiaries as well as growth in other strategic areas.

•	The recent spring flooding along the Mississippi and Ohio River systems had minimal impact on our businesses and service to our customers.

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

Results of Operations

Second Quarter of 2011 Compared to Second Quarter of 2010 Actual Results

The following is a discussion of operating results for the second quarter of 2011, compared to operating results for the second quarter of 2010.

NET REVENUE

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Net Revenue	$93,053	$75,643	$17,410

Total net revenue increased by $17.4 million or 23%, to $93.1 million for the second quarter of 2011 when compared to $75.6 million for the second quarter of 2010. Net revenue from third parties increased $16.2 million or 22%, to $89.4 million for the second quarter of 2011 when compared to $73.2 million for the second quarter of 2010. Net revenue from related parties, which accounted for 4% of total net revenue in the second quarter of 2011 and 3% in the second quarter of 2010, increased $1.2 million or 50%, to $3.7 million for the second quarter of 2011 when compared to $2.5 million for the second quarter of 2010.

The bulk liquid storage segment represented 24% and 28% of total net revenue for the second quarter of 2011 and 2010 respectively, while the liquid feed supplement segment represented the remaining 76% and 72% of total net revenue for these periods.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue increased by $620,000 to $22.0 million for the second quarter of 2011 from $21.4 million for the second quarter of 2010.

Bulk liquid storage net revenue within the U.S. increased 1% during the second quarter of 2011 compared to the same period in 2010, reflecting the expansion of our Sioux City, IA and Houston 2, TX facilities.

Bulk liquid storage net revenue from outside the U.S. increased 6% in the second quarter of 2011 compared to the second quarter of 2010. This revenue accounted for 32% of total bulk liquid storage net revenue for the second quarter of 2011. The increase in net revenue was primarily due to favorable demand in the United Kingdom, as well as a combination of fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar in the second quarter of 2011. These fluctuating exchange rates had a combined positive impact on bulk liquid storage net revenue outside of the U.S. of approximately 4% during the second quarter of 2011 compared to these rates during the second quarter of 2010. These factors were partially offset by a softening in certain markets due to various local issues, including volatility in oil industry pricing and renewable energy subsidies. This has led to localized disruptions in the demand for storage. We believe, however, that the overall state of the storage market remains healthy and that the disruptions in demand are expected to correct as the oil markets stabilize. The Company is currently concentrating on aggressive marketing programs in Europe to develop new bulk liquid storage customers, and continuing to evaluate opportunities in markets such as the United Kingdom.

Our total global storage capacity (net of disposals and not including construction in progress) remained consistent at approximately 350 million gallons. The percentage capacity utilization of our bulk liquid storage facilities decreased to 93% at the end of the second quarter of 2011, down from 94% at the end of the second quarter of 2010. This decrease was partially attributable to 2.4 million gallons of capacity taken out of service for normal maintenance as well as timing differences in contracts turning over.

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

Liquid Feed Supplements

For the second quarter of 2011, net revenue for the liquid feed supplements business totaled $71.0 million, an increase of $16.8 million or 31%, compared to net revenue of $54.3 million for the second quarter of 2010. Volume for the second quarter of 2011 increased 16% to 411,000 tons compared to 355,000 tons for the same period in 2010.

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

COST OF SALES

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Cost of Sales	$60,254	$44,708	$15,546
Gross Profit Margin %	15.2%	17.6%	-2.4%

For the second quarter of 2011, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, totaled $60.3 million, an increase of $15.5 million or 35%, compared to cost of sales of $44.7 million for the second quarter of 2010. The increase in costs of sales was primarily due to the higher volume and an increase in input costs.

Gross profit (net revenue including from related parties, less cost of sales) in our liquid feed supplements business increased by $1.2 million or 13%, to $10.8 million for the second quarter of 2011 compared to $9.5 million for the second quarter of 2010 as a result of higher sales volume in the second quarter of 2011 while maintaining market share. Gross profit margin percentage (net revenues minus cost of sales, divided by net revenues) for the liquid feed supplement business decreased from 17.6% for the second quarter of 2010 to 15.2% for the second quarter of 2011 primarily due to certain other income items recognized in 2010 that had a positive impact on gross profit margin percentage in the second quarter of 2010 and were not repeated in 2011.

OTHER OPERATING COSTS AND EXPENSES

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Other Operating Costs and Expenses	$14,216	$14,101	$115

Other operating costs and expenses for the second quarter of 2011 were $14.2 million, an increase of $115,000 from $14.1 million for the second quarter of 2010. The slight increase in the second quarter of 2011 was primarily due to higher operating expenses in Europe during the second quarter, as well as fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar. These rates together increased bulk liquid storage operating expenses outside of the U.S. by approximately 4% during the second quarter of 2011 compared to these rates during the second quarter of 2010. These factors were largely offset by a decrease in liquid feed supplement other operating costs and expenses resulting from facility efficiencies and product mix changes. Of the total other operating costs and expenses, the bulk liquid storage segment represented 67% and 62% for the second quarter of 2011 and 2010 respectively, and the liquid feed supplement segment represented 34% and 36%. Major components of other operating costs and expenses included payroll, repairs, utilities, and insurance.

DEPRECIATION AND AMORTIZATION

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Depreciation and amortization	$6,400	$7,676	$(1,276)

Depreciation and amortization costs decreased by $1.3 million or 17%, to $6.4 million for the second quarter of 2011 from $7.7 million for the second quarter of 2010. The decrease was mainly due to a one-time expense of $1.2 million in additional depreciation recorded during the second quarter of 2010 as a result of the cumulative impact from 2009 relating to the Company finalizing the assumptions used in assigning useful lives to the property, plant, and equipment acquired in the May 28, 2009 business combination. Of the total depreciation, the bulk liquid storage segment represented 78% and 85% for the second quarter of 2011 and 2010 respectively, and the liquid feed supplement segment represented 19% and 15%. The Corporate non-operating segment represented the remaining 3% for 2011.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Selling, General, and Administrative Expenses	$8,569	$8,243	$326

Selling, general and administrative expenses for the second quarter of 2011 increased by $326,000 to $8.6 million, compared to $8.2 million for the second quarter of 2010, primarily due to higher U.S. employee medical claim activity in the second quarter of 2011. Of the total selling, general and administrative expenses, the bulk liquid storage segment represented 21% and 17% for the second quarter of 2011 and 2010 respectively, the liquid feed supplement segment represented 35% and 35%, and the corporate segment represented the remaining 44% and 48%. Selling, general, and administrative expenses included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations, as well as corporate general and administrative costs.

FOUNDER WARRANT EXPENSE

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Founder Warrant Expense	$—	$1,381	$(1,381)

During the second quarter of 2010, our shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million during the second quarter of 2010 which was equal to the increase in value of the founders warrants as of the date the amendment was approved. There was no such expense in the second quarter of 2011.

OPERATING INCOME (LOSS)

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Operating Income (Loss)	$3,614	$(466)	$4,080

Operating income increased by $4.1 million to $3.6 million for the second quarter of 2011 from a loss of $466,000 for the second quarter of 2010. This increase was due in part to a one-time founder warrant expense of $1.4 million in the second quarter of 2010. The increase was also due in part to a decrease in depreciation of $1.3 million, an increase in liquid feed supplement gross profit of $1.2 million, and an increase in bulk liquid storage revenue of $620,000, particularly in the United Kingdom, during the second quarter of 2011 compared to the second quarter of 2010. These factors were partially offset by an increase in selling, general and administrative expenses of $326,000 during the second quarter of 2011 compared to the second quarter of 2010.

Operating income for the second quarter of 2011 resulted from operating income of $5.6 million from the bulk liquid storage segment and $1.8 million from the liquid feed supplements segment, partially offset by corporate costs of $3.8 million. Operating income for the second quarter of 2010 resulted from operating income of $4.7 million from the bulk liquid storage segment and $385,000 from the liquid feed supplements segment, partially offset by corporate costs of $4.2 million.

INTEREST EXPENSE

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Interest Expense, net	$(1,239)	$(1,252)	$13

Interest expense remained relatively consistent at $1.2 million for the second quarter of 2011 and 2010. The higher interest rates and facility fees in the second quarter of 2011 were offset by lower borrowings in the second quarter of 2011 compared to the second quarter of 2010. The impact of the reduction in interest rates and commitment fees payable due to the amendment to our credit facility in July 2011 did not take effect until the third quarter of 2011.

INCOME TAXES

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Income Tax Benefit (Provision)	$(452)	$495	$(947)

We had a consolidated income tax provision of $452,000 for the second quarter of 2011, compared to a $495,000 income tax benefit for the second quarter of 2010. The change was due to the impact of increased operating results during the second quarter of 2011 as compared to the second quarter ending 2010.

NET INCOME (LOSS) ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Net Income (Loss) Attributable to Westway Group, Inc.	$1,750	$(1,260)	$3,010

Net income attributable to Westway Group, Inc. increased by $3.0 million to $1.8 million for the second quarter of 2011 as compared to a loss of $1.3 million for the second quarter of 2010. This increase is primarily due to an increase in operating income of $4.1 million, partially offset by an increase in income tax provision of $947,000.

PREFERRED DIVIDENDS ACCRUED

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Preferred dividends	$(1,113)	$(1,063)	$(50)

Accruals for preferred dividends remained relatively consistent at $1.1 million for the second quarter of 2011 and 2010. The slight increase was the result of the additional 1.5 million shares of Series A Convertible Preferred Stock issued in 2011 in satisfaction of outstanding accrued but unpaid dividends.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

	Three Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Net Income (Loss) Applicable to Common Stockholders	$637	$(2,323)	$2,960

Net income applicable to common stockholders increased by $3.0 million to $637,000 for the second quarter of 2011 as compared to a $2.3 million loss for the second quarter of 2010. This increase was due to an increase in net income attributable to Westway Group, Inc. of $3.0 million, partially offset by an increase of preferred dividends accrued of $50,000.

First Six Months of 2011 Compared to First Six Months of 2010

The following is a discussion of operating results for the first six months of 2011, compared to operating results for the first six months of 2010.

NET REVENUE

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Net Revenue	$187,144	$169,085	$18,059

Total net revenue increased by $18.1 million or 11%, to $187.1 million for the first six months of 2011 when compared to $169.1 million for the first six months of 2010. Net revenue from third parties increased $17.0 million or 10%, to $179.6 million for the first six months of 2011 when compared to $162.7 million for the first six months of 2010. Net revenue from related parties, which accounted for 4% of total net revenue in the first six months of 2011 and 2010, increased $1.1 million or 17%, to $7.5 million for the first six months of 2011 when compared to $6.4 million for the first six months of 2010.

The bulk liquid storage segment represented 24% and 26% of total net revenue for the first six months of 2011 and 2010 respectively, while the liquid feed supplement segment represented the remaining 76% and 74% of total net revenue for these periods.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue increased by $523,000 to $44.8 million for the first six months of 2011 from $44.3 million for the first six months of 2010.

Bulk liquid storage net revenue within the U.S. increased 2% during the first six months of 2011 compared to the same period in 2010, reflecting the expansion of our Port Allen, LA, Sioux City, IA, and Houston, TX facilities.

Bulk liquid storage net revenue from outside the U.S. remained consistent in the first six months of 2011 compared to the first six months of 2010. This revenue accounted for 31% of total bulk liquid storage net revenue for the first six months of 2011. An increase in revenue was seen due to favorable demand in the United Kingdom, as well as a combination of fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar in the second quarter of 2011. These rates during the first six months of 2011 compared to these rates during the first six months of 2010 had a combined positive impact on bulk liquid storage net revenue outside of the U.S. of approximately 5%. These factors were offset primarily by a softening in certain markets due to various local issues, including volatility in oil industry pricing and renewable energy subsidies. This has led to localized disruptions in the demand for storage. We believe, however, that the overall state of the storage market remains healthy and that the disruptions in demand are expected to correct as the oil markets stabilize. The Company is currently concentrating on aggressive marketing programs in Europe to develop new bulk liquid storage customers, and continuing to evaluate opportunities in markets such as the United Kingdom.

Our total global storage capacity (net of disposals and not including construction in progress) remained consistent at approximately 350 million gallons. The percentage capacity utilization of our bulk liquid storage facilities decreased to 93% at the end of the second quarter of 2011, down from 94% at the end of the second quarter of 2010. This decrease was partially attributable to 2.4 million gallons of capacity taken out of service for normal maintenance as well as timing differences in contracts turning over.

Liquid Feed Supplements

For the first six months of 2011, net revenue for the liquid feed supplements business totaled $142.3 million, an increase of $17.5 million or 14%, compared to net revenue of $124.8 million for the first six months of 2010. Volume for the first six months of 2011 increased 9% to 844,000 tons compared to 771,000 tons for the same period in 2010.

COST OF SALES

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Cost of Sales	$119,200	$101,715	$17,485
Gross Profit Margin %	16.3%	18.5%	-2.2%

For the first six months of 2011, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, totaled $119.2 million, an increase of $17.5 million or 17%, compared to cost of sales of $101.8 million for the first six months of 2010. The increase in costs of sales was primarily due to the higher volume and an increase in input costs.

Gross profit (net revenue including from related parties, less cost of sales) in our liquid feed supplements business remained consistent at $23.1 million for the first six months of 2011 and 2010. Gross profit margin percentage (net revenues minus cost of sales, divided by net revenues) for the liquid feed supplement business decreased from 18.5% for the second quarter of 2010 to 16.3% for the second quarter of 2011 primarily due in part to certain other income items recognized in 2010 that had a positive impact on gross profit margin percentage in the first six months of 2010 and were not repeated in 2011.

OTHER OPERATING COSTS AND EXPENSES

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Other Operating Costs and Expenses	$29,320	$28,849	$471

Other operating costs and expenses for the first six months of 2011 were $29.3 million, an increase of $471,000 from $28.8 million for the first six months of 2010. The increase in the first six months of 2011 was primarily due to higher operating expenses in Europe during the first six months of 2011, as well as fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar which rates together increased bulk liquid storage operating expenses outside of the U.S. by approximately 5% during the first six months of 2011 compared to these rates during the first six months of 2010. These factors were partially offset by a decrease in liquid feed supplement other operating costs and expenses resulting from facility efficiencies and product mix changes. Of the total other operating costs and expenses, the bulk liquid storage segment represented 66% and 61% for the first six months of 2011 and 2010 respectively, and the liquid feed supplement segment represented 34% and 38%.

DEPRECIATION AND AMORTIZATION

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Depreciation	$12,644	$13,278	$(634)

Depreciation and amortization costs decreased by $634,000 or 5%, to $12.6 million for the first six months of 2011 from $13.3 million for the first six months of 2010. The decrease was mainly due to a one-time expense of $1.2 million in additional depreciation recorded during the second quarter of 2010 as a result of the cumulative impact from 2009 relating to the Company finalizing the assumptions used in assigning useful lives to the property, plant, and equipment acquired in the May 28, 2009 business combination. This was partially offset due to our recent completion of capital investments in the United States, including the expansion of our Port Allen, LA, Sioux City, IA, and Houston, TX facilities which were completed in the second half of 2010. Of the total depreciation, the bulk liquid storage segment represented 78% and 81% for the first six months of 2011 and 2010 respectively, and the liquid feed supplement segment represented 19% for the same periods. The Corporate non-operating segment represented the remaining 3% for 2011, relating mainly to I.T. software.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Selling, General, and Administrative Expenses	$16,699	$16,870	$(171)

Selling, general and administrative expenses for the first six months of 2011 decreased by $171,000 to $16.7 million, compared to $16.9 million for the first six months of 2010, primarily as a result of lower corporate-related fees including legal and advisory services due to one-time projects in 2010. These lower fees were partially offset by higher U.S. employee medical claim activity in the first six months of 2011. Of the total selling, general, and administrative expenses, the bulk liquid storage segment represented 21% and 20% for the first six months of 2011 and 2010 respectively, the liquid feed supplement segment represented 35% and 33%, and the corporate segment represented the remaining 44% and 47% for the periods.

FOUNDER WARRANT EXPENSE

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Founder Warrant Expense	$—	$1,381	$(1,381)

During the second quarter of 2010, our shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million during the second quarter of 2010 which was equal to the increase in value of the founders warrants as of the date the amendment was approved. There was no such expense in first six months of 2011.

OPERATING INCOME

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Operating Income	$9,281	$6,992	$2,289

Operating income increased by $2.3 million or 33%, to $9.3 million for the first six months of 2011 from $7.0 million for the first six months of 2010. This increase was due in part to a one-time founder warrant expense of $1.4 million in the second quarter of 2010. The increase was also due in part to a decrease in depreciation of $634,000, an increase in bulk liquid storage revenue of $523,000, particularly in the United Kingdom, and a decrease in selling, general, and administrative expenses of $171,000 during the first six months of 2011 compared to the first six months of 2010. These factors were partially offset by higher other operating costs and expenses of $471,000 during the first six months of 2011 compared to the first six months of 2010.

Operating income for the first six months of 2011 resulted from operating income of $12.1 million from the bulk liquid storage segment and $4.9 million from the liquid feed supplements segment, partially offset by corporate costs of $7.7 million. Operating income for the first six months of 2010 resulted from operating income of $12.5 million from the bulk liquid storage segment and $4.1 million from the liquid feed supplements segment, partially offset by corporate costs of $9.6 million.

INTEREST EXPENSE

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Interest Expense, net	$(2,567)	$(2,531)	$(36)

Interest expense increased slightly to $2.6 million for the first six months of 2011 compared to $2.5 million for the first six months of 2010. The slight increase was driven by higher interest rates, higher facility fees, and higher debt amortization costs in the first six months of 2011, offset by lower borrowings in the first six months of 2011 compared to the first six months of 2010. The impact of the reduction in interest rates and commitment fees payable due to the amendment to our credit facility in July 2011 did not take effect until the third quarter of 2011.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Loss on disposal of property, plant & equipment	$(729)	$—	$(729)

Loss on disposal of property, plant & equipment totaled $729,000 for the first six months of 2011. In the first six months of 2010, there were no losses associated with disposals. These losses represent obsolete equipment disposed during the period that no longer had a useful life.

INCOME TAXES

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Income Tax Provision	$(1,808)	$(1,369)	$(439)

We had a consolidated income tax provision of $1.8 million for the first six months of 2011, compared to a $1.4 million income tax provision for the first six months of 2010. The change was due to the impact of an increase in operating results during the first six months of 2011 compared to that of 2010.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Net Income attributable to Westway Group, Inc.	$3,816	$2,894	$922

Net income attributable to Westway Group, Inc. increased by $922,000 or 32%, to $3.8 million for the first six months of 2011 as compared to $2.9 million for the first six months of 2010. This increase is primarily due to an increase in operating income of $2.3 million, partially offset by a loss on disposal of property, plant, and equipment of $729,000 and an increase in income tax provision of $439,000.

PREFERRED DIVIDENDS ACCRUED

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Preferred dividends	$(2,218)	$(2,125)	$(93)

Accruals for preferred dividends increased slightly to $2.2 million for the first six months of 2011 compared to $2.1 million for the first six months of 2010. The slight increase was the result of the additional 1.5 million shares of Series A Convertible Preferred Stock issued in the first six months of 2011 in satisfaction of outstanding accrued but unpaid dividends.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

	Six Months Ended June 30,
(in thousands)	2011 Actual	2010 Actual	Change
Net income applicable to common stockholders	$1,598	$769	$829

Net income applicable to common stockholders increased by $829,000 to $1.6 million for the first six months of 2011 as compared to $769,000 for the first six months of 2010. This increase was due to an increase in net income attributable to Westway Group, Inc. of $922,000, partially offset by an increase of preferred dividends accrued of $93,000.

Trends in Results of Operations

In our bulk liquid storage business, global demand has generally remained strong, notably in Houston and the United Kingdom. We do recognize softness in certain markets due to various local issues, including volatility in oil industry pricing and renewable energy subsidies. This has led to localized disruptions in the demand for storage. We believe, however, that the overall state of the storage market remains healthy and that the disruptions in demand are expected to correct as the oil markets stabilize.

Our liquid feed business continued to achieve higher sales volume in the second quarter of 2011 as compared to the same period in 2010 by providing our customers with products that meet their price points and business needs in a rapidly changing market environment.

This discussion regarding trends contains numerous forward-looking statements. Important factors that could cause our results to differ materially include the intensity of demand for our products and services, the cost of raw materials, the actions of our competitors in our various markets, and other risk factors described in Part II, Item 1A of this Form 10-Q.

Liquidity and Capital Resources

Cash and Working Capital

During the second quarter of 2011, our cash and cash equivalents decreased by $2.2 million from December 31, 2010 to a total of $10.4 million at June 30, 2011. This decrease was the result of cash provided by operating activities of $13.5 million, cash used in investing activities of $17.5 million, cash provided by financing activities of $1.1 million, and a positive exchange rate effect of $682,000.

Our working capital (by which we mean total current assets less total current liabilities) increased by $10.0 million from $27.5 million at December 31, 2010, to $37.4 million at June 30, 2011.

Total net trade accounts receivable, including amounts due from related parties, decreased 16% to $33.7 million at June 30, 2011 from $40.1 million at December 31, 2010, due primarily to the seasonality of the liquid feed supplement business, which is predominately driven by cattle feeding and typically stronger in the fall and winter months (feed season) because cattle are fed grasses during the spring and summer months.

Total accrued expenses and other current liabilities decreased 28% to $23.4 million at June 30, 2011 from $32.3 million at December 31, 2010, due primarily to the issuance of Series A Convertible Preferred Stock in satisfaction of all outstanding accrued dividends through May 1, 2011 that totaled $8.2 million, payments made during the first quarter of 2011 relating to employee bonuses, and a decrease in goods received and not yet invoiced as a result of the seasonality of the liquid feed business.

Sources

Our capital expenditures have been financed primarily with cash flows from operations, periodically supplemented by borrowings from our credit facilities. At June 30, 2011, we had $109.4 million of borrowing capacity available under our $200 million bank revolving credit facility.

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

Trends in Liquidity

The cash flows from operations of the bulk liquid storage and liquid feed supplements businesses have been positive for each 12 month fiscal year for the last 3 years. We expect cash flows from operations to be positive for the next twelve months. We also note that the capital expenditures of our two businesses for expansion and acquisitions are likely to increase, consistent with our growth strategy.

Cash Flows

Operating Activities

Our net cash provided by operating activities for the first six months of 2011 was $13.5 million, whereas in the first six months of 2010, operating activities provided net cash of $17.4 million. This decrease in operating cash flow compared to the first six months of 2010 is largely due to net changes in working capital items, including changes in accounts receivable and accounts payable resulting from the timing of payments received from customers and payments to vendors, as well as a decrease in cash from changes in inventories as a result of higher priced raw materials and higher quantities stored at the end of the first six months of 2011 compared to the end of the comparable period of 2010.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, throughput fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in net cash used of $17.5 million for the first six months of 2011, compared to net cash used of $10.5 million for the comparable period in 2010. The change is due to increased capital expenditures, primarily in our bulk liquid storage segment in the United States and Amsterdam, Netherlands. Historically, cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

Our financing activities resulted in net cash provided of $1.1 million for the first six months of 2011, compared to net cash provided of $1.7 million for the comparable period in 2010. The difference between the periods is primarily due to payments we made to repurchase shares of our Class A common stock in the first six months of 2011 of $952,000.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the first six months of 2011, the effect of exchange rate changes increased our cash and cash equivalents by $682,000, primarily due to the weakening of the U.S. dollar against the Euro, Pound Sterling, and Canadian Dollar during this period. By contrast, during the first six months 2010, the effect of exchange rate changes decreased our cash and cash equivalents by $1.4 million primarily due to the strengthening of the U.S. dollar against the Euro and Pound Sterling.

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

Sources

We expect our principal sources of liquidity in 2011 to be our cash from operations and our credit facility, as to which the available borrowing capacity on June 30, 2011 was $109.4 million. We expect our cash flow from operating activities to be positive for the remainder of the year and for the next twelve months. As cash flow from operations is a key source of liquidity for us, further decreases in demand for our products or services would reduce the availability of funds, especially any further decrease in demand for bulk liquid storage services by the ED&F Man group, our largest customer.

On July 6, 2011, the Company and its bank syndicate amended the Company’s $200 million credit facility to make the following changes:

•	extend the maturity date to July 6, 2015;

•

reduce the interest spread added to the two alternate interest rate indexes available under the Credit Agreement from a fixed 3.5% over the LIBOR index and a fixed 2.625% over the alternative base rate to a spread ranging from 2.25% to 3.0% over LIBOR and 1.25% to 2.00% over the alternative base rate, based on the Consolidated Total Leverage Ratio at the end of each fiscal quarter;

•	add a new accordion feature to the Company’s existing $200 million line of credit to permit the Company to expand the credit facility in an aggregate amount of up to an additional $50 million;

•	reduce the annual commitment fee payable on the average daily unused amount of the revolving credit facility from 0.625% to 0.5%;

•	amend the Consolidated Total Leverage Ratio covenant to require a maximum ratio of 3.75 to 1.0 until the maturity date, in replacement of a maximum ratio that declined to 3.25 to 1.0 over time;

•	provide the Company a limited right to pay dividends of cash, equity or any combination thereof to the holders of its common and preferred stock, subject to certain terms and conditions; and

•

in connection with the granting of the right to pay dividends, amend the definition of Consolidated Interest Coverage Ratio, which shows the relation between the Company’s EBITDA and its consolidated interest expense, to require the deduction from EBITDA of the amount paid by the Company as dividends, if any, before computing the ratio.

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

Also as part of operating expenses, we expect to continue to make significant lease payments. We have long-term operating leases on 21 bulk liquid storage facilities and 12 liquid feed supplements processing and distribution facilities. Typically our leases extend beyond five years.

In the normal course of business, we make investments in the properties and facilities utilized by our bulk liquid storage and liquid feed supplements businesses. As a result, at any given time, we have outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred. At June 30, 2011, these commitments totaled $15.4 million.

We currently have ongoing expansion projects for the construction of 8.0 million gallons of new storage capacity and associated infrastructure at our Houston 1 terminal, the construction of 2.5 million gallons of new storage capacity at our Houston 2 terminal, and the construction of 4.2 million gallons of new capacity and associated infrastructure at our Amsterdam, Netherlands terminal, with completion of all of these projects expected in the second half of 2011.

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

We expect that our operating expenses, maintenance capital expenditures, interest payments, tax payments, and stock repurchases will generally be funded by cash from operating activities during the remainder of 2011, for the year, and for the next twelve months.

We believe cash generated from operations, combined with our availability to draw on our current credit facility, will be sufficient to fund our expansion and acquisition capital expenditures in 2011 and for the next twelve months. Our expansion and acquisition capital expenditures can generally be accelerated or scaled back depending on our liquidity.

Cash generated from operating activities can fluctuate depending on global economic conditions. If the availability of credit is tightened due to economic conditions, this could affect the demand of some of our customers for our products and services. Nonetheless, we expect to have sufficient access to cash to complete our committed expansion projects in 2011.

Long-term Adequacy

Beyond the next twelve months, we expect that we will have the ability to generate sufficient liquidity and capital resources to meet our future cash requirements, including our debt obligations, for the reasonably foreseeable future. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

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

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 3 of Notes to Consolidated Financial Statements included in our 2010 Form 10-K. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This quarterly report on Form 10-Q should be read in conjunction with the discussion in our 2010 Form 10-K regarding risk factors, including the factors described in the “Factors that Affect Financial Performance” section of Item 7 and the “Risk Factors” section, Item 1A, in our 2010 Form 10-K, as revised and updated in the “Risk Factors” section, Part II, Item 1A in this Form 10-Q.

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

Translation adjustments included in accumulated other comprehensive income as of June 30, 2011 were $7.6 million of unrealized gains primarily due to the weakening of the U.S. dollar against the Euro, Pound Sterling, and Canadian Dollar. This exchange rate change positively impacted the net assets used in our foreign operations and held in local currencies, resulting in an increase in cumulative translation adjustments to a $7.8 million unrealized gain as of June 30, 2011, compared to a $231,000 unrealized gain as of December 31, 2010. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

For more information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” Item 7A of our 2010 Form 10-K. There were no material changes to our market risk exposure during the first six months of 2011.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2011, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, disclosure controls and procedures provide only reasonable, and not absolute, assurance that their objectives are met.

PART II – OTHER INFORMATION

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

There have been no material changes with respect to the risk factors set forth in our 2010 Form 10-K, except the risk factor beginning “An effective registration statement may not be in place.” is now deleted and the following risk factors have been revised to read as follows:

We are the borrower under a credit facility with a syndicate of banks as the lenders. The amount we borrow under this facility or its terms may restrict our operating flexibility, could adversely affect our financial health, and could prevent us from fulfilling certain financial obligations.

We are the borrower under a credit agreement dated as of November 12, 2009, with JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as syndication agent, Capital One, N.A., Rabobank Nederland, SunTrust Bank, and Compass Bank (doing business as BBVA Compass), as documentation agents, and the lenders from time to time party thereto (initially, JPMorgan Chase Bank, N.A., Regions Bank, Capital One, N.A., Rabobank Nederland, Suntrust Bank, Compass Bank, Whitney National Bank, Societe Generale, and CoBank ACB) (the “Credit Agreement”). The Credit Agreement was delivered and became effective on November 16, 2009 and has been amended several times.

This revolving credit facility, which now totals $200 million, is scheduled to mature on July 6, 2015. The facility provides for loans at variable rates of interest, and is secured by most of our assets, various pledges of equity, and various guarantees by subsidiaries in our group. For a discussion of the terms of the credit agreement and its security, see the “Liquidity and Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of both our 2010 Form 10-K (which discusses the terms as of March 2011) and this Form 10-Q (which discusses amendments made in July 2011).

Our borrowings under this credit facility are being used primarily for working capital and to assist us in funding of capital expenditures, including acquisitions. As of June 30, 2011, our total indebtedness under this facility was $90.6 million, leaving $109.4 million available for additional borrowing. The amount we borrow under this facility could significantly affect our operating flexibility, our financial health, and our ability to fulfill certain financial obligations. For example, the more we borrow under the facility:

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

Likewise, the terms of the credit agreement may restrict our operating flexibility, financial health, or ability to fulfill certain financial obligations. For example, the terms of the credit agreement since the amendment in July 2011:

•

include not only first priority liens and security interests on the majority of our assets, but also a negative pledge on substantially all our non-mortgaged assets that restricts the encumbrance of such assets, subject to narrow exceptions;

•

require us to maintain certain financial covenants, including (a) a maximum consolidated total leverage ratio (as defined in the amended credit agreement) of no more than 3.75 to 1 at the end of each quarter; and (b) a minimum consolidated interest coverage ratio (as defined in the credit agreement) of not less than 3.0 to 1 at the end of each quarter;

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

Our outstanding founder warrants may be exercised in the future, which would result in dilution to our stockholders and increase the number of shares of our Class A common stock eligible for future resale in the public market, which could also have an adverse effect on the market price of our Class A common stock.

At August 5, 2011, there were outstanding founder warrants (i.e., warrants that were sold to a number of our current and former directors and officers through our sponsor, Shermen WSC Holding LLC) to purchase approximately 5.2 million shares of our Class A common stock at $5.00 per share, with a cashless exercise provision. One third of these warrants are schedule to expire on each of May 24, 2012, May 24, 2013, and May 24, 2014.

As of the close of business on August 5, 2011, there were approximately 14.0 million shares of our Class A common stock outstanding, at a market price of $4.75 per share.

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

Update of Certain Historical Information in Risk Factors

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

•	As of August 5, 2011, there were 32,387,261 shares of Series A Convertible Preferred Stock issued and outstanding, leaving 612,739 available to be issued.

•

After May 24, 2011, there were no longer outstanding publicly-traded warrants to purchase shares of our Class A common stock at $5.00 per share, nor were there any further outstanding options issued to underwriters to purchase units. There has been no change in the number of outstanding founder warrants since our 2010 Form 10-K.

•

Approximately 12.8 million shares of our Series A Convertible Preferred Stock issued to Agman, a subsidiary of ED&F Man, and 1 million shares of our Class A common stock issued to our sponsor Shermen WSC Holdings LLC are currently being held in escrow, to be released to their respective owners only upon our achievement of certain earnings or share price performance targets.

•	As of August 5, 2011, ED&F Man and its affiliates own 47.3% of our outstanding common stock (Class A and Class B common stock combined).

•	Mr. Moshenek was re-elected by the holders of our Class A common stock in June 2011, to serve until our 2014 annual meeting of shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

In April 2011, we issued an additional 200,876 shares of Series A Convertible Preferred Stock in the name of Agman, constituting satisfaction in full for the $1,104,817 of outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through March 31, 2011. Of these 200,876 shares, 121,650 were delivered to Agman and 79,226 were delivered to the escrow agent for deposit in the escrow account under the Stock Escrow Agreement dated May 28, 2009 among the Company, Agman, Shermen WSC Holding LLC, and the escrow agent.

In May 2011, we issued an additional 69,623 shares of Series A Convertible Preferred Stock in the name of Agman, constituting satisfaction in full for the $370,576 of outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through May 1, 2011. Of these 69,623 shares, 42,164 were delivered to Agman and 27,459 were delivered to the escrow agent for deposit in the escrow account under the Stock Escrow Agreement dated May 28, 2009 among the Company, Agman, Shermen WSC Holding LLC, and the escrow agent.

The foregoing 1,500,431 shares were all issued in private placements, not involving a public offering under the Securities Act of 1933, in accordance with a Waiver agreement between the Company and Agman dated December 14, 2010. We did not engage in general solicitation or advertising with regard to the foregoing issuances of shares of Series A Convertible Preferred Stock and did not offer securities to the public in connection with the issuances.

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

Period	(a) Total number of shares or other units purchased		(b) Average price paid per share or unit ($)	(c) Total number of shares or units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
4-1-11 to 4-30-11	37,266 62,189	(1) (2)	4.31 4.19	37,266 0	366,112 0
5-1-11 to 5-31-11	39,700	(1)	4.52	39,700	326,412
6-1-11 to 6-30-11	43,083	(1)	4.69	43,083	283,329

(1)	On December 15, 2010, we announced that our Board of Directors approved a stock repurchase program for our repurchase of up to 500,000 shares of our Class A common stock. These shares were repurchased under the program during the period indicated. The program is currently approved to continue through November 18, 2011.
(2)	On April 12, 2011, we entered into a Termination of Consulting Agreement and General Release with Wayne N. Driggers, terminating his consulting agreement with us. Upon termination of the consulting agreement, these shares were forfeited by Mr. Driggers. We made a payment to Mr. Driggers in lieu of the forfeited shares in the amount of $260,572, which averages to be $4.19 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We did not suffer any defaults with respect to indebtedness.

With respect to dividend accruals, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. On December 14, 2010, we entered into a Waiver agreement with Agman pursuant to which we issued, in three tranches earlier this year, additional shares of Series A Convertible Preferred Stock in satisfaction of all cash dividends accrued through December 31, 2010, March 31, 2011, and May 1, 2011, thus eliminating the dividend accrual as of such dates. The total accrual of such cash dividends on our Series A Convertible Preferred Stock on the date of filing this report, August 15, 2011, is $1,299,809.

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

Dated: August 15, 2011

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

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amendment of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

3.2	Amended and Restated By-laws, dated as of November 4, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

4.1	Waiver, dated as of May 1, 2011 and executed on June 23, 2011, between Agman Louisiana Inc. and the Company

4.2	Fourth Amendment to Credit Agreement, dated as of July 6, 2011, among Westway Group, Inc., as borrower, five of its subsidiaries as guarantors, J.P.Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2011)

10.1	Waiver, dated as of May 1, 2011 and executed on June 23, 2011, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 4.1 of this Quarterly Report on Form 10-Q)

10.2	Termination of Consulting Agreement and General Release, dated April 12, 2011, between Wayne N. Driggers and the Company

10.3	Fourth Amendment to Credit Agreement, dated as of July 6, 2011, among Westway Group, Inc., as borrower, five of its subsidiaries as guarantors, J.P.Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2011)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the six month periods ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.