Form 10-Q
period 2011-09-30
Westway Group, Inc.
filed 2011-11-14
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 4, 2011, 13,994,568 shares of our Class A common stock, par value $0.0001 per share, and 12,898,810 shares of our Class B common stock, par value $0.0001 per share, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow to be released upon achievement of earnings or share price targets.

Westway Group, Inc. Index to Form 10-Q

TABLE OF CONTENTS

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,513	$12,652
Trade accounts receivable from third parties, net	39,992	37,297
Trade accounts receivable from related parties	1,514	2,769
Inventories	18,269	15,463
Other current assets	9,354	8,493

Total current assets	78,642	76,674
Investment in unconsolidated subsidiary	3,490	4,277
Property, plant and equipment, net	320,205	313,491
Goodwill	88,685	89,217
Other intangibles, net	8,059	8,221
Other non-current assets	4,382	3,341

Total assets	$503,463	$495,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$6,728	$8,009
Trade accounts payable to related parties	6,224	8,909
Accrued expenses and other current liabilities	29,294	32,276

Total current liabilities	42,246	49,194
Borrowings under credit facilities	92,619	88,534
Deferred income taxes	68,406	64,624
Other long-term liabilities	690	660

Total liabilities	203,961	203,012

Stockholders’ equity:
Preferred stock; $0.0001 par value; 7,000,000 shares authorized; none outstanding at September 30, 2011 and December 31, 2010	—	—
Series A Convertible Preferred stock; $0.0001 par value; 33,000,000 authorized; 32,387,261 outstanding at September 30, 2011. (December 31, 2010: $0.0001 par value; 33,000,000 authorized; 30,886,830 outstanding)	185,530	177,291
Common Stock; $0.0001 par value; 235,000,000 shares authorized; 26,605,343 outstanding at September 30, 2011 represented by 13,981,340 Class A and 12,624,003 Class B shares. (December 31, 2010: $0.0001 par value; 235,000,000 shares authorized; 26,841,580 shares outstanding represented by 14,217,577 Class A and 12,624,003 Class B shares)	3	3
Additional paid-in capital	127,909	131,039
Accumulated other comprehensive income (loss)	(1,152)	231
Retained earnings (accumulated deficit)	432	(3,082)
Treasury stock at cost – 2,335,569 shares (December 31, 2010: 2,335,569 shares)	(14,013)	(14,013)

Total Westway Group, Inc. stockholders’ equity	298,709	291,469
Non-controlling interest	793	740

Total stockholders’ equity	299,502	292,209

Total liabilities and stockholders’ equity	$503,463	$495,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net revenue
Bulk liquid storage	$17,821	$18,234	$55,286	$56,676
Liquid feed supplements	81,062	56,167	223,228	180,377
Related parties	4,159	2,886	11,672	9,319

Total net revenue	103,042	77,287	290,186	246,372
Costs of sales – liquid feed supplements
Third parties	44,760	30,704	125,711	97,126
Related parties	23,633	15,375	61,882	50,668

Total costs of sales – liquid feed supplements	68,393	46,079	187,593	147,794
Other operating costs and expenses	14,182	13,064	43,502	41,913
Depreciation and amortization	6,490	6,123	19,134	19,401
Selling, general and administrative expenses	8,105	9,674	24,804	26,544
Founder warrant expense	—	—	—	1,381

Total operating expenses	97,170	74,940	275,033	237,033

Operating income	5,872	2,347	15,153	9,339

Other expense
Interest, net	(942)	(1,333)	(3,509)	(3,864)
Loss on disposal of property, plant & equipment	(42)	(383)	(771)	(383)

Total other expense	(984)	(1,716)	(4,280)	(4,247)
Income before income tax benefit (provision) and equity in loss of unconsolidated subsidiary	4,888	631	10,873	5,092
Income tax benefit (provision)	(1,713)	366	(3,521)	(1,003)
Equity in loss of unconsolidated subsidiary, net	(128)	(109)	(453)	(319)

Net income	3,047	888	6,899	3,770

Net (income) loss attributable to non-controlling interest	(17)	3	(53)	15

Net income attributable to Westway Group, Inc.	3,030	891	6,846	3,785
Preferred dividends accrued	(1,114)	(1,062)	(3,332)	(3,187)
Net income applicable to participating stockholders	1,301	—	1,301	—

Net income (loss) applicable to common stockholders	$615	$(171)	$2,213	$598

Earnings (loss) per share of common stock:
Basic	$0.02	$(0.01)	$0.06	$0.01
Diluted	$0.02	$(0.01)	$0.06	$0.01
Dividends declared per share	$0.04	$—	$0.04	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity
	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2009	30,887	$177,291	13,941	$2	$12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361
Issuance of class A common shares from treasury			17					(31)		(17)	102	71		71
Reclassification of Additional Paid in Capital to Retained Earnings relating to Treasury stock							195	(195)				—		—
Restricted stock activity							358					358		358
Founder warrant extension							1,381					1,381		1,381
Warrant Tender			2				(4,427)					(4,427)		(4,427)
Convertible preferred dividend accrued								(3,187)				(3,187)		(3,187)
Non-controlling interest adjustment													129	129
Comprehensive income
Net income (loss)								3,785				3,785	(15)	3,770
Other comprehensive income:
Foreign currency translation									(706)			(706)		(706)

Other comprehensive income (loss)									(706)			(706)		(706)

Total comprehensive income												3,079	(15)	3,064

Balance, September 30, 2010	30,887	$177,291	13,960	$2	12,624	$1	$130,963	$(3,912)	$1,691	2,335	$(14,013)	$292,023	$727	$292,750

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity
	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209
Convertible preferred shares issued	1,500	8,239										8,239		8,239
Convertible preferred dividend accrued								(3,332)				(3,332)		(3,332)
Dividends declared							(2,360)					(2,360)		(2,360)
Restricted stock activity, net of shares forfeited			80				654					654		654
Purchase and retirement of common stock			(317)				(1,424)					(1,424)		(1,424)
Comprehensive income (loss)
Net income								6,846				6,846	53	6,899
Other Comprehensive Income (Loss):
Foreign currency translation									(1,383)			(1,383)		(1,383)

Other comprehensive income (loss)									(1,383)			(1,383)		(1,383)
Total comprehensive income												5,463	53	5,516

Balance, September 30, 2011 (Unaudited)	32,387	$185,530	13,981	$2	12,624	$1	$127,909	$432	$(1,152)	2,335	$(14,013)	$298,709	$793	$299,502

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,899	$3,770
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,952	4,944
Provision for doubtful accounts receivable	448	99
Depreciation and amortization	19,134	19,401
Amortization of deferred financing costs	928	834
Equity in loss in unconsolidated investments	676	456
Loss on disposal of property, plant & equipment	771	383
Founder warrant expense	—	1,381
Stock compensation	848	357
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,888)	10,726
Inventory	(2,806)	3,340
Other current assets	(2,182)	(6,601)
Accounts payable	(4,388)	(15,322)
Accrued expenses and other current liabilities	187	(3,246)

Net cash provided by operating activities	22,579	20,522

Cash flows from investing activities
Capital expenditures for property, plant and equipment, net of sales proceeds	(26,572)	(16,135)

Net cash used in investing activities	(26,572)	(16,135)

Cash flows from financing activities:
Proceeds from credit facility	67,158	36,694
Payments on credit facility	(63,073)	(36,600)
Purchase and cancellation of Class A common stock	(1,424)	—
Purchase of public warrants	—	(4,427)
Payment of deferred financing costs	(1,572)	(207)

Net cash provided by (used in) financing activities	1,089	(4,540)

Effects of exchange rate changes on cash and cash equivalents	(235)	(91)

Net decrease in cash and cash equivalents	(3,139)	(244)
Cash and cash equivalents, beginning of period	12,652	9,710

Cash and cash equivalents, end of period	$9,513	$9,466

Non-cash financing and investing activities:
Preferred dividends accrued	$3,332	$3,187
Series A Convertible Preferred stock issued to ED&F Man group	8,239	—

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by U.S. GAAP for complete financial statements have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

3. EARNINGS (LOSS) PER SHARE

The Company calculated earnings (loss) per common share in accordance with U.S. GAAP under the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. This method determines basic earnings (loss) per share for common stock and participating securities by adjusting for dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s participating securities are the Series A Convertible Preferred Stock and restricted stock awards. Restricted stock awards are considered participating securities because they receive non-forfeitable rights to dividends before vesting at the same rate as common stock.

The numerator was adjusted for dividends declared on participating securities, as well as for the undistributed earnings (loss) allocated to participating securities, for the three and nine months ended September 30, 2011 and 2010, in order to calculate net income (loss) applicable to common stockholders.

In calculating the basic weighted average number of common shares outstanding, the Series A Convertible Preferred Stock and restricted stock awards were excluded, as they are participating securities and not included in calculating the earnings per common share under the two-class method. In calculating the diluted weighted average number of common shares outstanding, the Company did not include any additional securities related to common stock, as this would not cause a dilutive result. The Company’s 5,214,286 founder warrants with an exercise price of $5.00 could potentially dilute earnings per common share in the future. They have not been added to the diluted weighted average number of common shares for the three and nine months ended September 30, 2011 and 2010 since the average market price of our common stock during these periods was below this price. Additionally, the founder warrants could have a potentially less dilutive effect because they have a cashless exercise provision.

The calculation of basic and diluted earnings (loss) per common share is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income attributable to Westway Group, Inc.	$3,030	$891	$6,846	$3,785
Preferred dividends accrued	(1,114)	(1,062)	(3,332)	(3,187)
Dividends to participating securities (1)	(1,306)	—	(1,306)	—
Undistributed (earnings) loss allocated to participating securities (2)	5	1	(637)	(322)

Net income (loss) applicable to common stockholders – Basic & Diluted	615	(170)	1,571	276

Denominator

Weighted average number of common shares outstanding – Basic & Diluted	26,370,278	26,627,827	26,481,455	26,592,517

Basic and Diluted Earnings (Loss) Per Common Share
Earnings (loss) per common share – Basic	$0.02	$(0.01)	$0.06	$0.01
Earnings (loss) per common share – Diluted	$0.02	$(0.01)	$0.06	$0.01
Dividends declared per share	$0.04	$—	$0.04	$—

(1)	Participating dividends related to the Series A Convertible Preferred Stock and the unvested restricted shares were $1,295,000 and $11,000 respectively for the three and nine month periods ending September 30, 2011, which amounts to $1,306,000.

(2)	Undistributed losses allocated to the unvested restricted shares for the three months ended September 30, 2011 and 2010 were $5,000 and $1,000 respectively. Undistributed earnings allocated to the unvested restricted shares for the nine months ended September 30, 2011 and 2010 were approximately $6,000 and $1,000 respectively. Undistributed earnings allocated to the Series A Convertible Preferred Stock for the nine months ended September 30, 2011 and 2010 were $631,000 and $321,000 respectively. This amounts to undistributed earnings allocated to participating securities of $637,000 and $322,000 for the nine months ended September 30, 2011 and 2010 respectively.

4. EQUITY

In January 2011, the Company issued an additional 1,229,932 shares of the Company’s Series A Convertible Preferred Stock to Agman in satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through December 31, 2010 totaling $6.8 million. The Company also issued an additional 270,499 shares of Series A Convertible Preferred Stock to Agman in the second quarter of 2011 in satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock for the period January 1, 2011 through May 1, 2011 totaling $1.5 million. The shares were issued in private placements not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the described issuances of its shares of Series A Convertible Preferred Stock and has not offered securities to the public in connection with the issuances.

Under the Company’s stock repurchase program, the Company acquired and retired 316,874 shares of Class A common stock in the first nine months of 2011, at a cost of $1.4 million. No Class A common stock was repurchased and retired for the same period of 2010.

In May 2011, 11.1 million of the Company’s publicly traded warrants expired in accordance with their terms. At that time, the Company’s publicly traded units also expired and separated. As a result, one share of our Class A common per each expired unit began trading under our Class A common stock symbol (“WWAY”).

On August 30, 2011 the Board of Directors declared a quarterly dividend of $0.04 per share of common stock payable on October 24, 2011 to holders of record of the Company’s Class A and Class B common stock and participating preferred stock on September 9, 2011. The dividend was payable in cash or shares of the Company’s common stock, or a combination thereof, at the election of each shareholder, subject to a limitation on the aggregate amount of cash payable in satisfaction of the dividend of $1,265,250. Each shareholder entitled to receive the dividend had until October 5, 2011 to make a distribution election. Any shareholder that did not make a distribution election by October 5, 2011 was deemed to have elected to receive the dividend in shares of the Company’s common stock. The dollar value of the Company’s common stock that was used to calculate the number of common shares to be issued with respect to that portion of the dividend payable in shares of common stock was $3.98881, the volume weighted average price of the Company’s Class A common stock on NASDAQ on October 6, 7 and 10, 2011.

Agman, a subsidiary of ED&F Man, is the sole holder of the Company’s Series A Convertible Preferred Stock. As such, Agman has the right, at any time and from time to time, to convert any or all of its shares of Series A Convertible Preferred Stock into an equal number of shares of our Class B common stock (subject to adjustment for accrued base dividends, stock splits, subdivisions, reclassifications, and combinations). However, Agman is unable to exercise such conversion rights to the extent it would result in the

ED&F Man group (including Agman) and certain individual affiliates thereof owning more than 49.5% of the Company’s total outstanding common stock.

As the sole holder of our Series A Convertible Preferred Stock, Agman has no right to vote in such capacity as a Preferred shareholder for the election of any directors or on many matters that could be presented for stockholder action. However, its approval in such capacity is required for the Company to take a number of specific actions, including any action to amend, alter or repeal any provision of its certificate of incorporation or by-laws in a manner inconsistent with the stockholder’s agreement between the Company and Agman. With respect to any shares of Series A Convertible Preferred Stock held in escrow pursuant to the stock escrow agreement, all dividends or distributions on those shares are to accrue on the Company’s books and records, but are not to be paid unless and until those shares are released from escrow upon the achievement by the Company of certain earnings or share price targets.

5. BUSINESS SEGMENTS

The Company has two reportable operating segments: bulk liquid storage and liquid feed supplements. These businesses represent distinct operations that are managed separately because of differing products and services. Each of these businesses has distinct operating, marketing and sales strategies, and our chief operating decision maker reviews the performance of these businesses based on these segments. The Company also has one non-operating segment: corporate.

These segments follow the accounting principles described in Note 3 of the Company’s audited financial statements for the year ended December 31, 2010 in the Company’s 2010 Annual Report on Form 10-K. Intersegment revenue is recorded at prices which approximate market.

Bulk Liquid Storage

The Company’s bulk liquid storage segment generates revenue through contracts by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Each of these sources of income is recorded net of any discounts, volume rebates, and sales taxes. These sources of income reflect the Company’s relationships with its global, regional or local customer bases, which typically comprise contracts spanning one or more years. Contracts vary according to the provision of services, ranging from the simple transloading of products to delivery into storage, but more typically, extend into more complex product management and storage services.

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

Liquid Feed Supplements

The liquid feed supplements segment generates income from making and selling liquid animal feed products, with a small proportion of income arising from making and selling dried or block animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenue is recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the consolidated statements of income.

Our liquid feed supplements segment incorporates a research and development program focused on developing products that are distinct, based on customer, livestock and geographical requirements, and are capable of being varied to reflect commodity prices and/or other factors.

The liquid feed supplements segment is organized into broad regional territories in North America that reflect the characteristics of beef cattle, dairy and feedlot markets. The liquid feed supplements segment is managed from, and headquartered in, Tomball, TX.

Corporate

Corporate operating expenses are not allocated to the Company’s reportable segments. The corporate segment includes interest expenses related to corporate debt and unallocated general and administrative expenses including primarily executive, legal, finance, information technology, human resource, and health, safety, environmental, and quality expenses.

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended September 30, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue	$21,909	$81,133	$—	$103,042
Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary	$6,139	$3,707	$(4,958)	$4,888
Total assets	$359,040	$131,723	$12,700	$503,463

Three Months Ended September 30, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue	$21,269	$56,018	—	$77,287
Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary	$6,576	$587	$(6,532)	$631
Total assets	$353,480	$124,057	$21,140	$498,677

Nine Months Ended September 30, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue	$66,719	$223,467	$—	$290,186
Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary	$18,082	$8,388	$(15,597)	$10,873
Total assets	$359,040	$131,723	$12,700	$503,463

Nine Months Ended September 30, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue	$65,556	$180,816	—	$246,372
Income (loss) before income tax benefit (provision) and equity in loss of unconsolidated subsidiary	$19,412	$4,711	$(19,031)	$5,092
Total assets	$353,480	$124,057	$21,140	$498,677

6. INCOME TAXES

For the three months ended September 30, 2011, the Company recorded a tax provision against its pretax income based on an increase in overall domestic earnings and a decrease in foreign earnings compared to the three months ended September 30, 2010. The effective tax rate is lower than the federal statutory rate of 35% due to lower international income tax rates used for foreign earnings.

For the nine months ended September 30, 2011, the Company recorded a tax provision at an effective rate that is higher than the rate used for the nine months ended September 30, 2010. The effective tax rates are different from 2010 to 2011 due to an improvement in overall results, with higher U.S. earnings in 2011 compared to the same period in 2010.

7. SUBSEQUENT EVENTS

On October 1, 2011 the Company issued an additional 337,613 shares of the Company’s Series A Convertible Preferred Stock to Agman in satisfaction for any and all outstanding accrued but unpaid dividends on Agman’s Series A Convertible Preferred Stock through September 30, 2011 totaling $1.9 million.

On October 21, 2011 the Company suspended its stock repurchase program.

On October 24, 2011 the Company paid a $0.04 dividend declared August 30, 2011. The dividend was comprised of a combination of cash in the amount of $521,545 and 322,879 common shares, based on the elections of the Company’s shareholders. An additional $550,943 remains as a payable for the Class A common shares and Series A Convertible Preferred shares held in escrow, which are subject to the terms of the stock escrow agreement.

On November 9, 2011 the Board of Directors declared a quarterly dividend of $0.04 per share of common stock payable to holders of record of the Company’s Class A and Class B common stock and participating preferred stock on November 21, 2011. The dividend will be payable on January 16, 2012 in cash or shares of the Company’s common stock, or a combination thereof, at the election of each shareholder, subject to a limitation on the aggregate amount of cash payable in satisfaction of the dividend of $1,469,500. Each shareholder entitled to receive the dividend will have until December 16, 2011 to make a distribution election. Any shareholder that has not made a distribution election by such date will be deemed to have elected to receive the dividend in shares of the Company’s common stock. The dollar value of the Company’s common stock to be used to calculate the number of common shares to be issued with respect to that portion of the dividend payable in shares of common stock will be the volume weighted average price of the Company’s Class A common stock on NASDAQ from December 19, 2011 through December 30, 2011.

On November 9, 2011, the Company entered into a Waiver (the “Waiver”) by and between the Company and Agman, pursuant to which the Company agreed to issue 204,679 additional shares of Series A Convertible Preferred Stock to Agman on or shortly following January 1, 2012, in satisfaction in full of the accrued preferred stock dividends through December 31, 2011, based on a valuation of $5.50 per share of the Series A Convertible Preferred Stock, and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration and payment of the dividend described in the preceding paragraph.

On November 9, 2011, the Board of Directors of the Company adopted a resolution, in accordance with its Amended and Restated Certificate of Incorporation and applicable law, to increase the number of shares of the Company’s Preferred Stock designated as Series A Convertible Preferred Stock from 33 million to 40 million. Following this action of the Board, all 40 million authorized shares of Preferred Stock have been designated as Series A Convertible Preferred Stock. The additional 7 million authorized shares of Series A Convertible Preferred Stock have all of the same rights and privileges as the outstanding shares of Series A Convertible Preferred Stock, and are available to be issued by the Company at the discretion of the Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2011. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

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

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently operate a global network of 25 operating storage facilities providing approximately 354 million gallons of total bulk liquid storage capacity and 35 operating liquid feed supplement facilities selling approximately 1.7 million tons of liquid feed supplements annually. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol (WWAY). As of November 4, 2011, we had 491 employees.

Highlights of the Third Quarter of 2011

•	Consolidated Net Revenue increased $25.7 million, or 33% to $103.0 million as compared to $77.3 million in the third quarter of 2010.

•

In August 2011, the Board of Directors declared our first quarterly dividend of $0.04 per share of common stock payable in cash or common stock on October 24, 2011 to holders of record on September 9, 2011 of our common stock and participating preferred stock. This dividend is consistent with our goal of building shareholder value, both in terms of our stock price and liquidity in the trading volume of our stock. By this means, we are providing a reward to our current shareholder base and are working to broaden our existing shareholder base to include more investors that focus on income, as well as growth, in their investment decisions.

•

Tonnage sold in our liquid feed supplements business during the third quarter of 2011 totaled 465,000 tons, an increase of 21% compared to the same period in 2010. Dollar gross profit in our feed business also increased $2.8 million, or 28%, during the third quarter of 2011 compared to the same period in 2010.

•

In our bulk liquid storage business, 2.5 million gallons of new tank capacity was added at our Houston,TX #2 terminal and has been leased as of September 2011. An additional 8 million gallons of new capacity at our Houston, TX #1 terminal is on budget and scheduled to be completed and expected to be leased by the end of 2011.

•

Also, in our bulk liquid storage business, three tanks totaling 1.4 million gallons of the nine tanks scheduled for completion in the second half of 2011 at our Amsterdam, Netherlands terminal were completed and subsequently leased in July 2011. The remaining six tanks totaling 2.8 million gallons are expected to be completed and available for lease in the fourth quarter of 2011.

•

Cost control measures implemented in 2011 and lower overhead expenses have resulted in a decrease of $1.3 million or 26%, in corporate-related general and administrative expenses during the third quarter of 2011 compared to the same period in 2010.

•

Interest expense decreased by $391,000 or 29%, for the third quarter of 2011 compared to the third quarter of 2010 primarily due to the recent amendment to our credit facility signed in July 2011 which resulted in a reduction of interest rates and commitment fees payable. This amendment also extended the maturity date of the overall facility, which allows a longer amortization period for debt financing costs.

•

Mr. Paul Chatterton was elected to the Board of Directors of the Company in August 2011. Mr. Chatterton previously served in a senior management role for Westway Terminals from 1997 through 2007. His addition to the Board brings extensive knowledge and experience in terminal operations both domestically and internationally.

In early November 2011, we announced that our subsidiary Westway Terminal Company LLC is in the process of further expanding both of its Houston, Texas bulk liquid storage terminals—Houston 1 and Houston 2. At our Houston 1 facility, we will be constructing six new 1 million gallon tanks, three new dock lines as well as the associated inbound and outbound marine and land traffic infrastructure. This project is Phase 7 of the Houston 1 expansion program which will maximize utilization of our land bank and improve the economic efficiencies of this site. The Houston 1 facility has been at or near 100% utilization, with demand for storage exceeding the phased expansion program that we have undertaken. Concurrently with the work at Houston 1, we will be constructing four new 630 thousand gallon tanks at the Houston 2 facility— which will be Phase 6 in this expansion program. The Houston 2 facility is near 100% utilization as the demand for non-fuel product storage continues to be strong in this market.

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

On October 1, 2010, the fair value of our Gdynia, Poland terminal reporting unit exceeded its carrying amount by 4%, and the amount of goodwill allocated to the unit was $1.1 million. We perform our annual goodwill impairment assessment as of October 1 of each year and will re-evaluate this reporting unit during the fourth quarter of 2011 in accordance with our accounting policies. Market conditions discussed below under “Trends in Results of Operations” may affect the revenues and fair value of this unit which in turn could require a potential goodwill impairment charge in the future.

Results of Operations

Third Quarter of 2011 Compared to Third Quarter of 2010 Actual Results

The following is a discussion of operating results for the third quarter of 2011, compared to operating results for the third quarter of 2010.

NET REVENUE

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Net Revenue	$103,042	$77,287	$25,755

Total net revenue increased by $25.7 million or 33%, to $103.0 million for the third quarter of 2011 when compared to $77.3 million for the third quarter of 2010, primarily due to higher liquid feed supplement volume. Net revenue from third parties increased $24.5 million or 33%, to $98.9 million for the third quarter of 2011 when compared to $74.4 million for the third quarter of 2010. Net revenue from related parties, which accounted for 4% of total net revenue in the third quarter of 2011 and 2010, increased $1.3 million or 44%, to $4.2 million for the third quarter of 2011, when compared to $2.9 million for the third quarter of 2010.

The bulk liquid storage segment represented 21% and 28% of total net revenue for the third quarter of 2011 and 2010 respectively, while the liquid feed supplement segment represented the remaining 79% and 72% of total net revenue for these periods.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue increased by $640,000 or 3%, to $21.9 million for the third quarter of 2011 from $21.3 million for the third quarter of 2010.

Bulk liquid storage net revenue within the U.S. increased 4% during the third quarter of 2011 compared to the same period in 2010, reflecting the expansion of our Sioux City, IA and Houston 2, TX facilities. We continued to experience healthy market conditions at most of our locations and we are continuing to experience high contract renewal percentages with annual price escalations.

Bulk liquid storage net revenue from outside the U.S. accounted for 30% of total bulk liquid storage net revenue for the third quarter of 2011. During the third quarter of 2011, net revenue from outside of the U.S. increased 2% compared to the third quarter of 2010. The increase in net revenue was partially due to favorable demand for storage in the United Kingdom, as well as a combination of fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar in the third quarter of 2011. These fluctuating exchange rates had a combined positive impact on bulk liquid storage net revenue outside of the U.S. of approximately 6% during the third quarter of 2011 compared to these rates during the third quarter of 2010. These factors were partially offset by a continued softening in certain European markets due to various local issues, including volatility in oil industry pricing and renewable energy subsidies. This has led to continued localized excesses in the supply of storage. The Company’s European activities are focused on developing new bulk liquid storage customers, including opportunities in markets such as the United Kingdom. We believe, however, that the overall state of the storage market remains healthy and the current over supply situation is expected to correct as oil markets stabilize.

Our total global storage capacity (net of disposals and not including construction in progress) as of September 30, 2011 increased to approximately 354 million gallons, which includes 5.1 million gallons of capacity temporarily taken out of service for normal maintenance. The percentage capacity utilization of our bulk liquid storage facilities was approximately 92% at the end of the third quarter of 2011, compared to 95% at the end of the third quarter of 2010. The lower utilization was primarily due to the 5.1 million gallons, or 1.4% of total capacity, temporarily taken out of service for normal maintenance along with timing differences as contracts turn over.

We believe that capacity and capacity utilization are key to the profitability of our bulk liquid storage business. Once the fixed cost of constructing a terminal has been incurred, the marginal revenues received for storage services exceeds the marginal cost of providing each additional increment of storage service. We are continuing to evaluate opportunities to increase our bulk liquid storage capacity, including possible future projects for greenfield expansions and targeted infill development. Additionally, we are evaluating growth opportunities by identifying new strategic locations to either acquire existing bulk liquid terminals from third parties or construct new bulk liquid terminals on available land.

Liquid Feed Supplements

For the third quarter of 2011, net revenue for the liquid feed supplements business totaled $81.1 million, an increase of $25.1 million or 45%, compared to net revenue of $56.0 million for the third quarter of 2010. Volume for the third quarter of 2011 increased 21% to 465,000 tons compared to 384,000 tons for the same period in 2010 due to increased demand for lower cost alternatives to high priced dry commodities.

We view volume, dollar gross profit and gross profit margin percentage as key performance indicators to the profitability of our liquid feed supplements business. Once the fixed costs of an operating facility are covered, all revenue that exceeds the variable costs contributes incrementally to the profitability of our business. Generally, revenues are a partial indicator of performance because large fluctuations can occur from period to period due to general seasonal trends, as well as the volatility in the prices of underlying commodity ingredients which affect both competitive pricing strategies and the cost of sales. Gross profit margin percentage is another indicator to monitor our cost of sales, which in the liquid feed supplements business, can be somewhat volatile due to market conditions.

COST OF SALES

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Cost of Sales	$68,393	$46,079	$22,314
Liquid Feed Supplement Volume (tons)	465	384	81
Dollar Gross Profit	$12,740	$9,939	$2,801

For the third quarter of 2011, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, totaled $68.4 million, an increase of $22.3 million or 48%, compared to cost of sales of $46.1 million for the third quarter of 2010. The increase in costs of sales was primarily due to the higher volume and an increase in input costs.

Dollar gross profit (net revenue including from related parties, less cost of sales) in our liquid feed supplements business increased by $2.8 million or 28%, to $12.7 million for the third quarter of 2011 compared to $9.9 million for the third quarter of 2010 as a result of higher sales volume in the third quarter of 2011. Gross profit margin percentage (net revenue including from related parties, minus cost of sales, divided by net revenue) for the liquid feed supplement business was 15.7% for the third quarter of 2011 compared to 17.7% for the third quarter of 2010. This percentage decrease was due to higher input costs as well as a higher proportion of lower margin products in the mix of overall sales, consistent with our strategy to provide alternative products in the markets we serve in 2011.

OTHER OPERATING COSTS AND EXPENSES

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Other Operating Costs and Expenses	$14,182	$13,064	$1,118

Other operating costs and expenses for the third quarter of 2011 were $14.2 million, an increase of $1.1 million or 9%, from $13.1 million for the third quarter of 2010. The increase in the third quarter of 2011 was primarily due to higher bulk liquid storage operating expenses in both the U.S. and Europe compared to the third quarter of 2010. Bulk liquid storage other operating costs and expenses in the U.S. increased primarily due to a $411,000 insurance claim recovery for the third quarter of 2010 that offset expenses for that time period, whereas no such recoveries were experienced for the third quarter of 2011. Bulk liquid storage other operating costs and expenses outside of the U.S. increased primarily due to fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar. These rates together increased bulk liquid storage other operating costs and expenses outside of the U.S. by approximately 6% during the third quarter of 2011 compared to these rates during the third quarter of 2010. Of the total other operating costs and expenses, the bulk liquid storage segment represented 66% and 62% for the third quarter of 2011 and 2010 respectively, and the liquid feed supplement segment represented 34% and 38%. Major components of other operating costs and expenses included payroll, repairs, utilities, and insurance.

DEPRECIATION AND AMORTIZATION

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Depreciation and Amortization	$6,490	$6,123	$367

Depreciation and amortization costs increased by $367,000 or 6%, to $6.5 million for the third quarter of 2011 from $6.1 million for the third quarter of 2010. The increase was mainly due to new capital investments in the United States and Europe. Of the total depreciation, the bulk liquid storage segment represented 78% for the third quarter of 2011 and 2010 respectively, and the liquid feed supplement segment represented 18% and 20%. The Corporate non-operating segment represented the remaining 4% and 2% for the third quarter of 2011 and 2010.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Selling, General, and Administrative Expenses	$8,105	$9,674	$(1,569)

Selling, general and administrative expenses for the third quarter of 2011 decreased by $1.6 million or 16%, to $8.1 million, compared to $9.7 million for the third quarter of 2010. $1.3 million of this decrease was primarily due to one-time corporate legal and advisory fees relating to our public warrant tender, founder warrant amendment, and a stock registration during the third quarter of 2010, as well as cost control measures implemented in 2011 in our corporate-related general and administrative expenses. Of the total selling, general and administrative expenses, the bulk liquid storage segment represented 19% and 18% for the third quarter of 2011 and 2010 respectively, the liquid feed supplement segment represented 36% and 30%, and the corporate segment represented the remaining 45% and 52%. Selling, general, and administrative expenses included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations, as well as corporate general and administrative costs.

OPERATING INCOME

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Operating Income	$5,872	$2,347	$3,525

Operating income increased by $3.5 million to $5.9 million for the third quarter of 2011 compared to $2.3 million for the third quarter of 2010. This increase was due in part to an increase in liquid feed supplement gross profit, as well as a decrease in selling, general and administrative expenses in the third quarter of 2011. These factors were partially offset by an increase in bulk liquid storage other operating costs and expenses, as well as an increase in depreciation and amortization, during the third quarter of 2011 compared to the third quarter of 2010.

Operating income for the third quarter of 2011 was comprised of operating income of $6.0 million from the bulk liquid storage segment and $3.7 million from the liquid feed supplements segment, less corporate costs of $3.8 million. Operating income for the third quarter of 2010 was comprised of operating income of $6.6 million from the bulk liquid storage segment and $744,000 from the liquid feed supplements segment, less corporate costs of $5.0 million.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Interest Expense, net	$(942)	$(1,333)	$391

Interest expense decreased by $391,000 or 29%, to $942,000 for the third quarter of 2011, compared to $1.3 million for the third quarter of 2010. The decrease was primarily due to the reduction of interest rates and commitment fees payable as a result of the recent amendment to our credit facility signed in July 2011. This amendment also extended the maturity date of the overall facility and resulted in a longer amortization period for debt financing costs.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Loss on Disposal of Property, Plant & Equipment	$(42)	$(383)	$341

Loss on disposal of property, plant & equipment decreased $341,000 or 89% to $42,000 for the third quarter of 2011 compared to $383,000 for the third quarter of 2010. These losses resulted from the disposition of obsolete equipment during the period which no longer had a useful life.

INCOME TAXES

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Income Tax Benefit (Provision)	$(1,713)	$366	$(2,079)

We had a consolidated income tax provision of $1.7 million for the third quarter of 2011, compared to a $366,000 income tax benefit for the third quarter of 2010. The consolidated tax benefit for the third quarter of 2010 was the result of the tax benefit recognized on U.S. net losses at a higher tax rate, partially offset by the tax provision provided on foreign net income at lower tax rates. The change for the third quarter of 2011 compared to the same period in 2010 was the result of increased U.S. earnings taxed at higher tax rates combined with lower foreign earnings taxed at lower tax rates.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Net Income Attributable to Westway Group, Inc.	$3,030	$891	$2,139

Net income attributable to Westway Group, Inc. increased by $2.1 million to $3.0 million for the third quarter of 2011 as compared to $891,000 for the third quarter of 2010. This increase is primarily due to an increase in operating income of $3.5 million, a decrease in interest expense of $391,000, and a decrease in the loss on disposal of obsolete property plant, and equipment of $341,000, partially offset by an increase in income tax provision of $2.1 million.

PREFERRED DIVIDENDS ACCRUED

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Preferred Dividends Accrued	$(1,114)	$(1,062)	$(52)

Accruals for preferred dividends remained relatively consistent at $1.1 million for the third quarter of 2011 and 2010. The slight increase of $52,000 was the result of dividends accruing on an additional 1.5 million shares of Series A Convertible Preferred Stock issued in the first half of 2011 in satisfaction of outstanding unpaid accrued dividends.

NET INCOME (LOSS) APPLICABLE TO COMMON AND PARTICIPATING STOCKHOLDERS

	Three Months Ended September 30,
(in thousands)	2011	2010	Change
Net Income Applicable to Participating Stockholders	$1,301	$—	$1,301
Net Income (Loss) Applicable to Common Stockholders	$615	$(171)	$786

Net income applicable to participating stockholders was $1.3 million for the third quarter of 2011, primarily due to $1.3 million of common dividends paid to participating preferred stockholders during the period. No common dividends were paid in the third quarter of 2010.

Net income (loss) applicable to common stockholders was $615,000 for the third quarter of 2011 as compared to a $171,000 loss for the third quarter of 2010. This change was due to an increase in net income attributable to Westway Group, Inc. of $2.1 million, partially offset by an increase in net income applicable to participating stockholders of $1.3 million and an increase in preferred dividends accrued of $52,000.

First Nine Months of 2011 Compared to First Nine Months of 2010

The following is a discussion of operating results for the first nine months of 2011, compared to operating results for the first nine months of 2010.

NET REVENUE

	Nine Months Ended September 30,
(in thousands)	2011	2010	Change
Net Revenue	$290,186	$246,372	$43,814

Total net revenue increased by $43.8 million or 18%, to $290.2 million for the first nine months of 2011 when compared to $246.4 million for the first nine months of 2010, primarily due to higher liquid feed supplement volume. Net revenue from third parties increased $41.5 million or 17%, to $278.5 million for the first nine months of 2011 when compared to $237.1 million for the first nine months of 2010. Net revenue from related parties, which accounted for 4% of total net revenue in the first nine months of 2011 and 2010, increased $2.4 million or 25%, to $11.7 million for the first nine months of 2011, when compared to $9.3 million for the first nine months of 2010.

The bulk liquid storage segment represented 23% and 27% of total net revenue for the first nine months of 2011 and 2010 respectively, while the liquid feed supplement segment represented the remaining 77% and 73% of total net revenue for these periods.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue increased by $1.2 million or 2%, to $66.7 million for the first nine months of 2011 from $65.6 million for the first nine months of 2010.

Bulk liquid storage net revenue within the U.S. increased 2% during the first nine months of 2011 compared to the same period in 2010, reflecting the expansion of our Port Allen, LA, Sioux City, IA, and Houston, TX facilities. We continued to experience healthy market conditions at most of our locations and we are continuing to experience high contract renewal percentages with annual price escalations.

Bulk liquid storage net revenue from outside the U.S. accounted for 31% of total bulk liquid storage net revenue for the first nine months of 2011. During the first nine months of 2011, net revenue from outside the U.S. increased 1% compared to the first nine months of 2010. An increase in revenue was seen due to favorable demand for storage in the United Kingdom, as well as a combination of fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar in the third quarter of 2011. These rates during the first nine months of 2011 compared to these rates during the first nine months of 2010 had a combined positive impact on bulk liquid storage net revenue outside of the U.S. of approximately 6%. These factors were offset primarily by a softening in certain markets due to various local issues, including volatility in oil industry pricing and renewable energy subsidies. This has led to continued localized excesses in the supply of storage. The Company’s European activities are focused on developing new bulk liquid storage customers, including opportunities in markets such as the United Kingdom. We believe, however, that the overall state of the storage market remains healthy and the current over supply situation is expected to correct as oil markets stabilize.

Our total global storage capacity (net of disposals and not including construction in progress) as of September 30, 2011 increased to approximately 354 million gallons, which includes 5.1 million gallons of capacity temporarily taken out of service for normal maintenance. The percentage capacity utilization of our bulk liquid storage facilities was approximately 92% at the end of the third quarter of 2011, compared to 95% at the end of the third quarter of 2010. The lower utilization was primarily due to the 5.1 million gallons, or 1.4% of total capacity, temporarily taken out of service for normal maintenance along with timing differences as contracts turn over.

Liquid Feed Supplements

For the first nine months of 2011, net revenue for the liquid feed supplements business totaled $223.5 million, an increase of $42.7 million or 24%, compared to net revenue of $180.8 million for the first nine months of 2010. Volume for the first nine months of 2011 increased by 13% to 1.3 million tons, compared to 1.2 million tons for the same period in 2010 due to increased demand for lower cost alternatives to high priced dry commodities.

COST OF SALES

	Nine Months Ended September 30,
(in thousands)	2011	2010	Change
Cost of Sales	$187,593	$147,794	$39,799
Liquid Feed Supplement Volume (tons)	1,309	1,154	155
Dollar Gross Profit	$35,874	$33,022	$2,852

For the first nine months of 2011, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, totaled $187.6 million, an increase of $39.8 million or 27%, compared to cost of sales of $147.8 million for the first nine months of 2010. The increase in costs of sales was primarily due to the higher volume and an increase in input costs.

Dollar gross profit (net revenue including from related parties, less cost of sales) in our liquid feed supplements business increased $2.9 million or 9%, to $35.9 million for the first nine months of 2011, compared to $33.0 million for the first nine months of 2010, as a result of higher sales volume in the first nine months of 2011. Gross profit margin percentage (net revenue including from related parties, minus cost of sales, divided by net revenue) for the liquid feed business was 16.1% for the first nine months of 2011 compared to 18.3% for the first nine months of 2010. This percentage decrease was primarily due to higher input costs as well as a higher proportion of lower margin products in the mix of overall sales, consistent with our strategy to provide alternative products in markets we served during 2011. The decrease was also partially due to certain other income items recognized in 2010 that had a positive impact on gross profit margin percentage in the first nine months of 2010 and were not repeated in 2011.

OTHER OPERATING COSTS AND EXPENSES

	Nine Months Ended September 30,
(in thousands)	2011	2010	Change
Other Operating Costs and Expenses	$43,502	$41,913	$1,589

Other operating costs and expenses for the first nine months of 2011 were $43.5 million, an increase of $1.6 million or 4%, from $41.9 million for the first nine months of 2010. The increase in the first nine months of 2011 was primarily due to higher bulk liquid storage operating costs and expenses in Europe during the first nine months of 2011 compared to the first nine months of 2010, as well as fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar, which rates together increased bulk liquid storage operating expenses outside of the U.S. by approximately 6% during the first nine months of 2011 compared to these rates during the first nine months of 2010. These factors were partially offset by a decrease in liquid feed supplement other operating costs and expenses resulting from facility efficiencies and product mix changes. Of the total other operating costs and expenses, the bulk liquid storage segment represented 66% and 62% for the first nine months of 2011 and 2010 respectively, and the liquid feed supplement segment represented 34% and 38%.

DEPRECIATION AND AMORTIZATION

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Depreciation and Amortization	$19,134	$19,401	$(267)

Depreciation and amortization costs decreased by $267,000 to $19.1 million for the first nine months of 2011 from $19.4 million for the first nine months of 2010. The decrease was mainly due to a one-time expense of $1.2 million in additional depreciation recorded during the second quarter of 2010 as a result of the cumulative impact of purchasing accounting requirements from 2009 relating to the Company finalizing the assumptions used in assigning useful lives to the property, plant, and equipment acquired in the May 28, 2009 business combination. This was partially offset by our recent completion of new capital investments in the United States and Europe, including the expansion of our Port Allen, LA, Sioux City, IA, and Houston, TX facilities which were completed in the second half of 2010. Of the total depreciation, the bulk liquid storage segment represented 78% and 80% for the first nine months of 2011 and 2010 respectively, and the liquid feed supplement segment represented 19% for the same periods. The Corporate non-operating segment represented the remaining 3% and 1% for 2011 and 2010, relating mainly to I.T. software.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Selling, General, and Administrative Expenses	$24,804	$26,544	$(1,740)

Selling, general and administrative expenses for the first nine months of 2011 decreased by $1.7 million or 7%, to $24.8 million, compared to $26.5 million for the first nine months of 2010. $1.8 million of this decrease was primarily due to lower corporate-related fees including legal and advisory services relating to one-time projects in 2010 and cost control measures implemented in 2011. This was partially offset by higher U.S. employee medical claim activity in 2011. Of the total selling, general, and administrative expenses, the bulk liquid storage segment represented 20% and 19% for the first nine months of 2011 and 2010 respectively, the liquid feed supplement segment represented 35% and 32%, and the corporate segment represented the remaining 45% and 49% for the periods.

FOUNDER WARRANT EXPENSE

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Founder Warrant Expense	$—	$1,381	$(1,381)

During the second quarter of 2010, our shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million during the second quarter of 2010 which was equal to the increase in value of the founders warrants as of the date the amendment was approved. There was no such expense in first nine months of 2011.

OPERATING INCOME

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Operating Income	$15,153	$9,339	$5,814

Operating income increased by $5.8 million or 62%, to $15.2 million for the first nine months of 2011 from $9.3 million for the first nine months of 2010. This increase was due in part to an increase in liquid feed supplement gross profit, as well as a decrease in selling, general and administrative expenses, during the first nine months of 2011 compared to the first nine months of 2010. The increase was also due in part to a one-time founder warrant expense of $1.4 million in the second quarter of 2010. These factors were partially offset by higher bulk liquid storage other operating costs and expenses during the first nine months of 2011 compared to the first nine months of 2010.

Operating income for the first nine months of 2011 was comprised of operating income of $18.0 million from the bulk liquid storage segment and $8.7 million from the liquid feed supplements segment, less corporate costs of $11.5 million. Operating income for the first nine months of 2010 was comprised of operating income of $19.1 million from the bulk liquid storage segment and $4.9 million from the liquid feed supplements segment, less corporate costs of $14.7 million.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Interest Expense, net	$(3,509)	$(3,864)	$355

Interest expense decreased by $355,000 or 9% to $3.5 million for the first nine months of 2011 compared to $3.9 million for the first nine months of 2010. The decrease was primarily due to the reduction of interest rates and commitment fees payable as a result of the recent amendment to our credit facility signed in July 2011. This amendment also extended the maturity of the overall facility and resulted in a longer amortization period for debt financing costs.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Loss on Disposal of Property, Plant & Equipment	$(771)	$(383)	$(388)

Loss on disposal of property, plant & equipment increased $388,000 to $771,000 for the first nine months of 2011 compared to $383,000 for the first nine months of 2010. These losses resulted from the disposition of obsolete equipment during the period which no longer had a useful life.

INCOME TAXES

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Income Tax Provision	$(3,521)	$(1,003)	$(2,518)

We had a consolidated income tax provision of $3.5 million for the first nine months of 2011, compared to $1.0 million for the first nine months of 2010. The change was due to the impact of an increase in U.S. operating results which are taxed at higher rates combined with a decrease in foreign results which are taxed at lower rates.

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY, NET

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Equity in Loss of Unconsolidated Subsidiaries, net	$(453)	$(319)	$(134)

Equity in loss of unconsolidated subsidiary increased $134,000 to a cumulative loss of $453,000 for the first nine months of 2011 compared to a cumulative loss of $319,000 for the first nine months of 2010. This represents our portion of the losses in the 50:50 joint venture that we have in Australia. Feed volumes in the joint venture were down due to severe unseasonable weather conditions in Australia during the first part of 2011 as well as lower cattle headcount in the Australian market. Initiatives to address these conditions include the implementation of a more structured product pricing mechanism, better product mix determination and additional product line development, restructuring of the sales department, additional operating cost control measures, and introduction of lower cost commodity inputs.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Net income Attributable to Westway Group, Inc.	$6,846	$3,785	$3,061

Net income attributable to Westway Group, Inc. increased by $3.1 million or 68%, to $6.8 million for the first nine months of 2011 as compared to $3.8 million for the first nine months of 2010. This increase is primarily due to an increase in operating income of $5.8 million and a decrease in interest expense of $355,000, partially offset by an increase in income tax provision of $2.5 million and an increase in the loss on disposal of obsolete property, plant, and equipment of $388,000.

PREFERRED DIVIDENDS ACCRUED

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Preferred Dividends Accrued	$(3,332)	$(3,187)	$(145)

Accruals for preferred dividends increased slightly to $3.3 million for the first nine months of 2011 compared to $3.2 million for the first nine months of 2010. The slight increase of $145,000 was the result of dividends accruing on an additional 1.5 million shares of Series A Convertible Preferred Stock issued in the first half of 2011 in satisfaction of outstanding unpaid accrued dividends.

NET INCOME APPLICABLE TO COMMON AND PARTICIPATING STOCKHOLDERS

	Nine Months Ended September 30,		Change
(in thousands)	2011	2010
Net Income Applicable to Participating Stockholders	$1,301	$—	$1,301
Net Income Applicable to Common Stockholders	$2,213	$598	$1,615

Net income applicable to participating stockholders was $1.3 million for the first nine months of 2011, primarily due to $1.3 million of common dividends paid to participating preferred stockholders. No common dividends were paid in the first nine months of 2010.

Net income applicable to common stockholders increased $1.6 million to $2.2 million for the first nine months of 2011 as compared to $598,000 for the first nine months of 2010. This increase was due to an increase in net income attributable to Westway Group, Inc. of $3.1 million, partially offset by an increase in net income applicable to participating stockholders of $1.3 million and an increase in preferred dividends accrued of $145,000.

Trends in Results of Operations

In our bulk liquid storage business, global demand has generally remained strong, notably in the U.S. and the United Kingdom. Contracts continue to renew at a high percentage and at higher rates due to contract escalations. We do, however, recognize softness in certain European markets due to various local issues, including volatility in oil industry pricing and renewable energy subsidies.

This has led to continued localized excesses in the supply of storage. We believe, however, that the overall state of the storage market remains healthy and the current over supply situation is expected to correct as energy markets stabilize.

One of our European markets, Poland, has experienced a greater sensitivity to the European Union financial problems. As a result, customers have been reluctant in the near term to sign long term storage leases until general economic conditions improve. Over the last year, a number of companies engaged in the production and movement of liquids used as feed stocks for other products have opted to use transloading to rail for immediate shipment to fill just-in-time requirements of end users. We operate a small storage facility in Gdynia, Poland which currently is experiencing a lower utilization rate than our overall portfolio. Management is intent on improving this facility’s utilization rate through additional marketing support, while also accommodating an increased demand for transloading by making upgrades to our infrastructure.

Our liquid feed supplements business achieved higher sales volume in the third quarter of 2011 as compared to the same period in 2010 by providing our customers with products that met their price points and business needs in a changing market environment. Although our gross profit margin percentage has decreased compared to prior years as a result of competitive pricing, we have increased volumes and dollar gross profit thus far in 2011 by offering our liquid feed alternatives in a market experiencing high priced dry feed commodities. Several of our new liquid feed supplement projects will be implemented later in 2011 and are expected to be available by the next feed season and the remainder of 2012.

The liquid feed supplement business is normally affected by seasons of the year, primarily due to the availability of pasture grass for livestock grazing. Traditionally, the demand for our liquid feed supplements is lower during the spring and summer months when pasture grasses are more prevalent, absent extreme or unusual weather conditions, while the stronger demand occurs in the fall and winter months. During the third quarter of 2011, our liquid feed supplement revenue exhibited an atypical increase stemming from a different variable than seasonality. More specifically, general economic conditions caused livestock owners and producers to seek lower cost alternatives to high priced dry commodities, particularly those that are corn based. Our feed staff implemented a strategy to provide such products that would fill this demand, albeit at lower profit margins but at higher volume levels. It is possible that this competitive advantage may continue into the future, depending on economic and market conditions, in addition to the normal seasonal pattern of stronger demand in the fall and winter.

This discussion regarding trends contains numerous forward-looking statements. Important factors that could cause our results to differ materially include the intensity of demand for our products and services, the cost of raw materials, the actions of our competitors in our various markets, and other risk factors described in Part II, Item 1A of this Form 10-Q.

Liquidity and Capital Resources

Cash and Working Capital

During the third quarter of 2011, our cash and cash equivalents decreased by $3.1 million from December 31, 2010 to a total of $9.5 million at September 30, 2011. This decrease was the result of cash provided by operating activities of $22.6 million, cash used in investing activities of $26.6 million, cash provided by financing activities of $1.1 million, and a negative exchange rate effect of $235,000.

Our working capital (by which we mean total current assets less total current liabilities) increased by $8.9 million from $27.5 million at December 31, 2010, to $36.4 million at September 30, 2011.

Sources

Our capital expenditures have been financed primarily with cash flows from operations, periodically supplemented by borrowings from our credit facilities.

On July 6, 2011, the Company and its bank syndicate amended the Company’s $200 million credit facility to make the following changes:

•	extended the maturity date to July 6, 2015;

•

reduced the interest spread added to the interest rate index available under the Credit Agreement that the Company uses from a fixed 3.5% over the LIBOR index to a spread ranging from 2.25% to 3.0% over LIBOR, based on the Consolidated Total Leverage Ratio at the end of each fiscal quarter;

•	added a new accordion feature to the Company’s existing $200 million line of credit to permit the Company to expand the credit facility in an aggregate amount of up to an additional $50 million;

•	reduced the annual commitment fee payable on the average daily unused amount of the revolving credit facility from 0.625% to 0.5%;

•	amended the Consolidated Total Leverage Ratio covenant to require a maximum ratio of 3.75 to 1.0 until the maturity date, in replacement of a maximum ratio that declined to 3.25 to 1.0 over time;

•	provided the Company a limited right to pay dividends of cash, equity or any combination thereof to the holders of its common and preferred stock, subject to certain terms and conditions; and

•

in connection with the granting of the right to pay dividends, amended the definition of Consolidated Interest Coverage Ratio, which shows the relation between the Company’s EBITDA and its consolidated interest expense, to require the deduction from EBITDA of the amount paid by the Company as dividends, if any, before computing the ratio.

At September 30, 2011, we had $107.4 million of borrowing capacity available under our $200 million bank revolving credit facility. We have the option, subject to certain conditions, to increase the credit facility by up to $50 million (the “accordion” feature).

Our internal sources of liquidity generally include our cash balances, our cash equivalents (which are readily convertible to cash), and our current cash flows from operations. Our external sources of liquidity include our bank revolving credit facility. Our available sources of liquidity include the balance still available to be drawn down under the credit facility.

Uses

We used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll, to fund capital expenditures for maintenance, expansions, and acquisitions, to pay debt service and taxes, to repurchase shares of our Class A common stock, and to pay cash dividends.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities for the first nine months of 2011 was $22.6 million, whereas in the first nine months of 2010, operating activities provided net cash of $20.5 million. This increase in operating cash flow compared to the first nine months of 2010 is largely due to an increase in net income and the aggregate net change in working capital items.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, throughput fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in net cash used of $26.6 million for the first nine months of 2011, compared to net cash used of $16.1 million for the comparable period in 2010. The change is due to increased capital expenditures, primarily in our bulk liquid storage segment in the United States and Amsterdam, Netherlands. Historically, cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

Our financing activities resulted in net cash provided of $1.1 million for the first nine months of 2011, compared to net cash used of $4.5 million for the comparable period in 2010. The difference between the periods is primarily due to payments used to purchase 34,056,370 of our publicly traded warrants during the third quarter of 2010.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the first nine months of 2011, the effect of exchange rate changes decreased our cash and cash equivalents by $235,000, primarily due to the strengthening of the U.S. dollar against other foreign currencies including the Canadian Dollar and Polish Zloty during this period. By contrast, during the first nine months 2010, the effect of exchange rate changes decreased our cash and cash equivalents by $91,000 primarily due to the strengthening of the U.S. dollar against other foreign currencies including the Euro and Pound Sterling during this time period.

Future Cash Flows

This section consists almost entirely of forward-looking statements. Important factors that could cause our actual results to differ materially from the statements in this section include changes in the expected profitability of one or both of our businesses, changes in the amount or timing of our expected investments, or changes in the amount or timing of our expected draws under our credit facility, as well as other risk factors described in Part II, Item 1A of this Form 10-Q.

Sources

We expect our principal sources of liquidity in 2011 to be our cash flow from operations supplemented by our credit facility, on which the available borrowing capacity as of September 30, 2011 was $107.4 million, not including the $50 million accordion feature. We expect our cash flow from operating activities to be positive for the remainder of the year and for the next twelve months. As cash flow from operations is a key source of liquidity for us, further decreases in demand for our products or services would reduce the availability of funds.

Uses

We expect to use our available cash flow to pay operating expenses, maintenance capital expenses, interest payments, tax payments, raw material purchases, expansion and acquisition capital expenditures, discretionary debt principal payments, as well as any cash dividends and payments for repurchases of Class A common stock.

As part of our operating expenses, we expect to continue to make significant purchases of raw materials for our liquid feed supplements business. We have a long-term molasses supply agreement with the ED&F Man group, pursuant to which the ED&F Man group is expected to continue to be our primary supplier of cane molasses. The initial term of the agreement runs until May 28, 2019, after which the agreement provides for automatic renewals for successive one-year periods unless either party gives notice of non-renewal. Effective October 2011, an addendum to this molasses supply agreement was renewed, with a one-year term, by which the ED&F Man group will continue to provide us with cane molasses under amended terms which reflect changing market conditions. This addendum will either be renewed again after the one-year term or our molasses purchases from the ED&F Man group will be determined in accordance with the original molasses supply agreement.

Also as part of operating expenses, we expect to continue to make lease payments. We have long-term operating leases on 21 bulk liquid storage facilities and 12 liquid feed supplements processing and distribution facilities. Typically these leases extend beyond five years.

In the normal course of business, we make investments in the properties and facilities utilized by our bulk liquid storage and liquid feed supplements businesses. As a result, at any given time, we have outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred. At September 30, 2011, these commitments totaled $7.7 million.

We currently have ongoing expansion projects for the construction of 8.0 million gallons of new storage capacity and associated infrastructure at our Houston 1 terminal and the construction of 2.8 million gallons of new capacity and associated infrastructure at our Amsterdam, Netherlands terminal, with completion of all of these projects expected in the fourth quarter of 2011.

Any liquidity in excess of our operating expenses, planned capital expenditures, and cash dividends or payments for stock repurchases, is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy.

Short-term Adequacy

We believe that our current cash and cash equivalents, credit facility, and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, to make our planned capital expenditures, to pay cash dividends or make our stock repurchases, and to meet our commitments for the next 12 months. We do not expect that we will be in breach of any covenants relating to our outstanding debt during this period.

We expect that our operating expenses, maintenance capital expenditures, interest payments, tax payments, and cash dividends or stock repurchases will generally be funded by cash from operating activities during the remainder of 2011, for the year, and for the next twelve months.

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

Long-term Adequacy

Beyond the next twelve months, we expect that we will have the ability to generate sufficient liquidity and capital resources to meet our future cash requirements, including our debt obligations, for the reasonably foreseeable future. We believe that our liquidity and capital resources will be sufficient beyond the next twelve months based on the following assumptions:

•	our businesses should continue to generate significant operating cash flow on an annual basis;

•	the ongoing maintenance capital expenditures associated with our businesses should be readily funded from their annual operating cash flow or available financing; and

•	we expect to be able to refinance or extend maturing debt on terms that can be supported by the performance of our businesses.

General

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements, capital expenditure plans, and cash dividends or stock repurchase program. Our ability to access additional debt or equity capital in the long-term depends on the availability of capital markets, our operating and financial performance, and pricing on commercially reasonable terms. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current capital structure and financing, including the issuance of additional equity or long-term debt, refinancing our credit facility, and other restructurings or financings. In addition, we may from time to time seek to repurchase a portion of our outstanding equity, including common stock and/or warrants, in open market purchases, privately negotiated transactions, or otherwise; and our board of directors may also review our corporate dividend policy. These matters, if any, will depend on prevailing market conditions, contractual restrictions, government regulations, and other factors. The amount of these matters may be material and may involve significant amounts of cash and/or financing availability.

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

Translation adjustments included in accumulated other comprehensive income as of September 30, 2011 were $1.4 million of unrealized losses primarily due to the strengthening of the U.S. dollar against other foreign currencies including the Canadian Dollar and Polish Zloty. This exchange rate change negatively impacted the net assets used in our foreign operations and held in local currencies, resulting in a change in cumulative translation adjustments to a $1.1 million unrealized loss as of September 30, 2011, compared to a $231,000 unrealized gain as of December 31, 2010. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

For more information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” Item 7A of our 2010 Form 10-K. There were no material changes to our market risk exposure during the first nine months of 2011.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors set forth in our 2010 Form 10-K, except the risk factor beginning “An effective registration statement may not be in place....” is now deleted and the following risk factors have been revised to read as follows:

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

Our borrowings under this credit facility are being used primarily for working capital and to assist us in funding of capital expenditures, including acquisitions. As of September 30, 2011, our total indebtedness under this facility was $92.6 million, leaving $107.4 million available for additional borrowing. The amount we borrow under this facility could significantly affect our operating flexibility, our financial health, and our ability to fulfill certain financial obligations. For example, the more we borrow under the facility:

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

At November 4, 2011, there were outstanding founder warrants (i.e., warrants that were sold to a number of our current and former directors and officers through our sponsor, Shermen WSC Holding LLC) to purchase approximately 5.2 million shares of our Class A common stock at $5.00 per share, with a cashless exercise provision. One third of these warrants are scheduled to expire on each of May 24, 2012, May 24, 2013, and May 24, 2014.

As of the close of business on November 4, 2011, there were approximately 14.0 million shares of our Class A common stock outstanding, at a market price of $4.18 per share.

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

James Jenkins, our chief executive officer and a director, Gene McClain, our Terminal Company President, Steve Boehmer, our Feed Company President, and Phil Howell and Paul Chatterton, two more of our directors, own securities of ED&F Man. The ownership of such securities, in connection with the possibility that the interests of the ED&F Man group may not coincide with the interests of our other stockholders, may provide these directors and executive officers with interests that are different from our non-ED&F Man associated stockholders.

We may not continue to pay quarterly dividends at the same rate or form or in any amount in the future.

We declared our first quarterly dividend on August 30, 2011. The Company’s declaration of a quarterly dividend or the adoption of a dividend policy does not commit the board of directors to declare future dividends, and plans for future dividends may be revised by the board of directors. Dividend declarations and the rate and form of any future dividends are limited by the discretion of the Company’s board of directors, and may be affected by a number of factors, including the Company’s then current and prospective financial condition, results of operations, cash flows, and liquidity, and its capital spending programs, including the level and timing of its acquisition activity. The amount of future dividends payable in cash is also subject to the constraints of our credit facility and the ability of the Company to pay or otherwise satisfy the accrued preferred cash dividends of our Series A Convertible Preferred Stock, which is currently held by the ED&F Man group.

Update of Certain Historical Information in Risk Factors

We note the following changes in certain of the historical information included in the risk factors set forth in our 2010 Form 10-K:

•

The permitting process has been completed at our Amsterdam, Netherlands terminal expansion project, which will add nine stainless steel tanks totaling approximately 4.2 million gallons of capacity in the aggregate. Completion of this project is expected in the fourth quarter of 2011.

•

As of November 4, 2011, there were 32,724,874 shares of Series A Convertible Preferred Stock issued and outstanding, leaving 275,126 available to be issued. On November 9, 2011, our Board of Directors increased the number of preferred shares designated as Series A Convertible Preferred Stock to 40,000,000 shares, thus leaving 7,275,126 available to be issued.

•

After May 24, 2011, there were no longer outstanding publicly-traded warrants to purchase shares of our Class A common stock at $5.00 per share, nor were there any further outstanding options issued to underwriters to purchase units. There has been no change in the number of outstanding founder warrants since our 2010 Form 10-K.

•

Approximately 12.9 million shares of our Series A Convertible Preferred Stock issued to Agman, a subsidiary of ED&F Man, and 1 million shares of our Class A common stock issued to our sponsor Shermen WSC Holdings LLC are currently being held in escrow, to be released to their respective owners only upon our achievement of certain earnings or share price performance targets.

•	As of November 4, 2011, ED&F Man and its affiliates own 48.0% of our outstanding common stock (Class A and Class B common stock combined).

•

Mr. Moshenek was re-elected by the holders of our Class A common stock in June 2011, to serve until our 2014 annual meeting of shareholders. In August 2011, Mr. Driggers resigned as a director, and Mr. James Jenkins was appointed by our Board of Directors to serve the remainder of the term. (Mr. Jenkins simultaneously resigned as a director elected by the holder of our Class B common stock.) Mr. Francis Jenkins, Jr. and Mr. James Jenkins are now our two Class III Directors and are to serve until our 2012 annual meeting of shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In October 2011, we issued 337,613 shares of Series A Convertible Preferred Stock in the name of Agman, a subsidiary of ED&F Man, constituting satisfaction in full for the $1,856,879 of outstanding accrued but unpaid preferred stock dividends on Agman’s shares of Series A Convertible Preferred Stock through September 30, 2011. Of these 337,613 shares, 204,594 were delivered to Agman and 133,019 were delivered to the escrow agent for deposit in the escrow account under the Stock Escrow Agreement dated May 28, 2009 among the Company, Agman, Shermen WSC Holding LLC, and the escrow agent. The foregoing 337,613 shares were issued in a private placement, not involving a public offering under the Securities Act of 1933, in accordance with a Waiver agreement between the Company and Agman dated August 30, 2011. We did not engage in general solicitation or advertising with regard to the foregoing issuance of shares of Series A Convertible Preferred Stock and did not offer securities to the public in connection with the issuance.

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

Period	(a) Total number of shares or other units purchased	(b) Average price paid per share or unit ($)	(c) Total number of shares or units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
7-1-11 to 7-31-11	36,320	4.87	36,320	247,009
8-1-11 to 8-31-11	37,587	4.68	37,587	209,422
9-1-11 to 9-30-11	26,296	4.40	26,296	183,126

(1)	On December 15, 2010, we announced that our Board of Directors approved a stock repurchase program for our repurchase of up to 500,000 shares of our Class A common stock. These shares were repurchased under the program during the period indicated. The program has been suspended as of October 21, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We did not suffer any defaults with respect to indebtedness.

With respect to dividend accruals, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. On December 14, 2010, we entered into a Waiver agreement with Agman pursuant to which we issued, in three tranches earlier this year, additional shares of Series A Convertible Preferred Stock in satisfaction of all cash preferred dividends accrued through December 31, 2010, March 31, 2011, and May 1, 2011, thus eliminating the preferred dividend accrual as of such dates. On August 30, 2011, we entered into a Waiver agreement with Agman pursuant to which we issued, in early October, additional shares of Series A Convertible Preferred Stock in satisfaction of all cash preferred dividends accrued through September 30, 2011, thus eliminating the preferred dividends accrued as of such date. The total accrual of such cash preferred dividends on our Series A Convertible Preferred Stock on the date of filing this report, November 14, 2011, is $550,360.

ITEM 5.	OTHER INFORMATION.

Quarterly Dividend

On November 9, 2011, the Company issued a press release announcing that its Board of Directors had declared a quarterly dividend of $0.04 per share of common stock payable to holders of record of the Company’s common stock and participating preferred stock on November 21, 2011. The dividend is payable on January 16, 2012, in cash or shares of the Company’s common stock, or a combination thereof, at the election of each shareholder, subject to a limitation on the aggregate amount of cash payable in satisfaction of the dividend. A copy of the press release is attached hereto as Exhibit 99.1 to this Form 10-Q and is incorporated herein by reference.

Waiver by Agman

On November 9, 2011, the Company entered into a Waiver (the “Waiver”) by and between the Company and Agman Louisiana Inc. (“Agman”), the holder of all of the Company’s Series A Perpetual Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), pursuant to which the Company agreed to issue 204,679 additional shares of Series A Convertible Preferred Stock to Agman on or shortly following January 1, 2012, in satisfaction in full of the accrued preferred stock dividends through December 31, 2011, based on a valuation of $5.50 per share of the Series A Convertible Preferred Stock, and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of

Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration and payment of the dividend described above under “Quarterly Dividend”. Of the 204,679 additional shares issued to Agman, 80,726 shares will be issued into the escrow governed by the Stock Escrow Agreement dated May 28, 2009 and not directly to Agman. The Waiver was entered into to facilitate the dividend described above, in light of the constraints on the payment of cash dividends pursuant to the Credit Agreement dated November 12, 2009, as amended. The foregoing description of the Waiver does not purport to describe all of its terms and is qualified in its entirety by reference to the complete text of the Waiver, which is filed as Exhibit 4.4 to this Form 10-Q and is incorporated herein by reference.

Unregistered Sales of Equity Securities

Pursuant to the Waiver, the Company has agreed to issue 204,679 additional shares of Series A Convertible Preferred Stock to Agman on or shortly following January 1, 2012, in full satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through December 31, 2011, based on a valuation of $5.50 per share of the Series A Convertible Preferred Stock. The shares will be issued in a private placement not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the described issuance of its shares of Series A Preferred Stock and has not offered securities to the public in connection with the issuance.

Designation of Additional Preferred Stock as Series A Preferred Stock

On November 9, 2011, the Board of Directors of the Company adopted a resolution, in accordance with our Amended and Restated Certificate of Incorporation and applicable law, to increase the number of shares of our Preferred Stock designated as Series A Convertible Preferred Stock from 33 million to 40 million. Following this action of the Board, all 40 million authorized shares of Preferred Stock have been designated as Series A Convertible Preferred Stock. The additional 7 million authorized shares of Series A Convertible Preferred Stock have all of the same rights and privileges as the outstanding shares of Series A Convertible Preferred Stock, and are available to be issued by the Company at the discretion of the Board.

On November 14, 2011, the Company filed with the Delaware Secretary of State a formal Certificate of Designation amending the Company’s Amended and Restated Certificate of Incorporation to effectuate the Board action designating the additional 7 million shares of Preferred Stock as Series A Convertible Preferred Stock. The foregoing description of the Certificate of Designation does not purport to describe all of its terms and is qualified in its entirety by reference to the complete text of the Certificate of Designation, which is filed as Exhibit 3.2 to this Form 10-Q and is incorporated herein by reference.

Stock Repurchase Program

On November 9, 2011, the Board of Directors of the Company approved the October 21, 2011 suspension for an indefinite period of the Company’s stock repurchase program, pursuant to which the Company could originally repurchase up to 500,000 shares of its Class A common stock. The stock repurchase program was first approved by the Board of Directors on December 10, 2010 and is further described in Item 7.01 of the Company’s report on Form 8-K filed with the SEC on December 15, 2010.

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

Dated: November 14, 2011

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

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amendment of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

3.2	Certificate of Designation, filed with the Secretary of State of the State of Delaware on November 14, 2011

3.3	Amended and Restated By-laws, dated as of November 4, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

4.1	Fourth Amendment to Credit Agreement, dated as of July 6, 2011, among Westway Group, Inc., as borrower, five of its subsidiaries as guarantors, J.P.Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2011)

4.2	Waiver, dated as of August 11, 2011, between Agman Louisiana Inc. and the Company

4.3	Waiver, dated as of August 30, 2011, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011)

4.4	Waiver, dated as of November 8, 2011, between Agman Louisiana Inc. and the Company

10.1	Fourth Amendment to Credit Agreement, dated as of July 6, 2011, among Westway Group, Inc., as borrower, five of its subsidiaries as guarantors, J.P.Morgan Chase Bank, N.A., as administrative agent, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2011)

10.2	Waiver, dated as of August 11, 2011, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 4.2 of this Quarterly Report on Form 10-Q)

10.3	Waiver, dated as of August 30, 2011, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011)

10.4	Waiver, dated as of November 8, 2011, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 4.4 of this Quarterly Report on Form 10-Q)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated November 9, 2011

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the nine month period ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.