Form 10-K
period 2011-12-31
Westway Group, Inc.
filed 2012-03-30
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s Class A Common Stock, par value $0.0001 per share, was last sold as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $30.0 million.

As of March 16, 2012, 14,205,995 shares of our Class A common stock, par value $0.0001 per share, and 13,144,677 shares of our Class B common stock, par value $0.0001 per share, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, which is anticipated to be filed with the Securities and Exchange Commission by April 30, 2012, are incorporated by reference into Part III of this Form 10-K.

Westway Group, Inc. Index to Form 10-K

1

CERTAIN DEFINED TERMS

Unless the context otherwise requires, when used in this annual report on Form 10-K:

•	the “Company” or “we” or “us” or “our” or “Westway Group, Inc.” means the public company now named Westway Group, Inc. together with its wholly-owned subsidiaries;

•

the “acquired business” or “predecessor” means the bulk liquid storage and liquid feed supplements businesses, prior to acquisition, that were acquired by the Company from the ED&F Man group in the 2009 business combination;

•

the “2009 business combination” means the set of transactions consummated on May 28, 2009, by which the Company (which was then a “special purpose acquisition” corporation) acquired the acquired business;

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

Background

We are a leading provider of bulk liquid storage and related value-added services. Our bulk liquid storage business is a global business with locations at key port and terminal sites throughout North America and in Western Europe and Asia. Our infrastructure includes a network of 25 terminals offering approximately 363 million gallons of bulk liquid storage capacity to manufacturers and consumers of agricultural and industrial liquids. Our bulk liquid storage business has maintained a long-term presence in a number of highly strategic, deep water ports around the world. This locational advantage provides our international customer base with access to these strategic storage locations, as well as the highest level of our service for these important markets.

We are also a leading manufacturer and distributor of liquid animal feed supplements. Through our 35 facilities in North America, western Canada, and eastern Australia, we produce approximately 1.8 million tons of liquid feed supplements annually. By using formulation processes that are tailored specifically to the needs of our customers, we blend molasses and essential nutrients to form feed rations that help to maximize the genetic potential of livestock. We sell our liquid animal feed supplements to distributors, dealers, and directly to end users, such as “ranchers,” and feed manufacturers, primarily supplying the beef and dairy livestock industries. Our liquid feed supplements business is the leading North American manufacturer of liquid feed products and the only supplier with a true national U.S. footprint.

Our Management Team

We have an experienced senior management team comprised of James B. Jenkins as Chief Executive Officer, Thomas A. Masilla Jr. as Chief Financial Officer, Gene McClain as President of our bulk liquid storage business, and Steve Boehmer as President of our liquid feed supplements business. Mr. Jenkins has worked in the commodities industry for 29 years, and Messrs. McClain and Boehmer have 31 and 35 years of relevant industry experience, respectively. Mr. Masilla possesses over 35 years of extensive executive and financial management experience in publicly-traded commercial banking and real estate entities.

We benefit from the skill, experience, and commitment of a talented and experienced staff of middle managers across our various functions and geographies. In particular, our Company has a highly skilled health, safety, environmental, and quality team, which provides continual reviews of policy and regulatory compliance. By this means, our staff contribute to minimizing our exposure to injury and loss, ensuring the highest quality of service to our customers, and overseeing the physical integrity of our facilities. Our management team also has years of experience in successfully designing and executing numerous acquisitions, new site openings, facility expansions, and new product introductions.

Global Footprint Locations

North America

Liquid Feed Supplements ■ **Bulk Liquid Storage** ●

South, Korea
Incheon
Mackay
Wacol
Braybrook
Australia

Europe
Grangemouth, UK
Dublin, Ireland
Hull, UK
Esbjerg, Denmark
Liverpool, UK 1&2
Avonmouth, UK
Gdynia, Poland
Amsterdam, Netherlands

Recent Developments

In 2011, we have focused on the expansion of our bulk liquid storage capacity, improving liquidity for our stockholders, and simplifying our capital structure.

First Quarter 2011 Highlights

•	Gene McClain was appointed President of Westway Terminal Company. Mr. McClain has 31 years of extensive experience in the terminal industry.

•	Construction began on four new tanks at our Houston 1, TX terminal, totaling approximately 4.0 million gallons of capacity in the aggregate, as well as on two new dock lines.

•

Westway Terminal Company LLC, a wholly owned subsidiary of the Company, received the Responsible Care Partner of the Year Award. This award is the American Chemistry Council’s top partner award, presented to three partner companies for their record of performance and dedication to safety.

Second Quarter 2011 Highlights

•

11.1 million of our publicly traded warrants expired in accordance with their terms. The combination of this expiration and the successful warrant tender offer completed in 2010 has significantly simplified our capital structure.

•

Westway Terminal Company LLC received the Safety Improvement Award from the International Liquid Terminals Association (ILTA). This award reflects the commitment, dedication, and collaborative effort of our employees aimed at the continual improvement of our health, safety, environmental and security performance.

•

We created a new Corporate Business Development team which will focus on the identification, evaluation and execution of strategic growth opportunities for our liquid feed supplement and liquid storage subsidiaries as well as growth in other strategic areas.

•

Mr. Anthony J. Andrukaitis was elected to the Board of Directors of the Company. He brings extensive knowledge and experience, including skills in finance, marketing, and operations as well as experience in both domestic and international terminal operations.

Third Quarter 2011 Highlights

•

The Company and its bank syndicate amended certain key terms of the Company’s existing $200 million credit facility. The modifications included, among other items, extension of the maturity date to July 6, 2015, reduction of the interest rate and commitment fee payable, relaxation of certain key financial covenants, permission to pay dividends, and addition of a $50 million accordion feature to the current facility.

•

The Board of Directors declared our first quarterly dividend of $0.04 per share of common stock, payable in cash or common stock, to holders of our common stock and participating preferred stock. This dividend, which has since continued through the first quarter of 2012, is consistent with our goal of building shareholder value, both in terms of our stock price as well as liquidity in the trading volume of our stock.

•	In our bulk liquid storage business, 2.5 million gallons of new tank capacity was added and leased at our Houston 2, TX terminal.

•

Also in our bulk liquid storage business, three tanks (totaling 1.4 million gallons) of nine tanks scheduled to be finalized in the second half of 2011 at our Amsterdam, Netherlands terminal were completed and leased.

•

Mr. Paul Chatterton was elected to the Board of Directors of the Company. Mr. Chatterton previously served in a senior management role for Westway Terminals from 1997 through 2007. His addition to the Board brings extensive knowledge and experience in both domestic and international terminal operations.

Fourth Quarter 2011 Highlights

•

In our bulk liquid storage business, 8.0 million gallons of new tank capacity were completed and leased at our Houston 1, TX terminal. We also began constructing six new 1 million gallon tanks and three new dock lines as well as the associated inbound and outbound marine and land traffic infrastructure at our Houston 1, TX terminal. We are in Phase 7 of the Houston 1 expansion program, and this phase will maximize utilization of our existing land bank, as well as improve economic efficiencies at this site. The Houston 1 facility has continued at near 100% utilization, with demand for storage exceeding the phased nature of our expansion program at this site.

•

Also in our bulk liquid storage business, we began constructing four new 630,000 gallon tanks at the Houston 2 facility— which is Phase 6 in this expansion program. The Houston 2 facility has continued at near 100% utilization due to strong demand for non-fuel product storage in this market.

•	Also in our bulk liquid storage business, two new tanks (totaling 900,000 gallons) at our Amsterdam, Netherlands terminal were completed and leased.

•

Our liquid feed supplements business began production of low moisture tubs at our Catoosa, OK facility. This new product will expand our sales and serves to complement our existing chemical tub product line.

•

Our liquid feed supplements business also completed research and commenced sales of an environmentally friendly “Eco Tub” container. The “Eco Tub” container has been very well received by the industry and improved our sales during the period.

•

The National Safety Council recognized eleven of our facilities with their prestigious Safety Leadership Award. This award is presented to a facility that has achieved five consecutive years without a fatality or occupational injury.

Since January 1, 2012

•	In our bulk liquid storage business, the remaining four new tanks, totaling 1.9 million gallons, at our Amsterdam, Netherlands terminal were completed as part of a nine- tank project.

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

Bulk Liquid Storage Business

Overview

Our bulk liquid storage business owns and/or operates a network of facilities located in North America, Western Europe, and Asia, providing storage and related services to manufacturers and purchasers of bulk liquid products. Our customers represent a diverse group of multi-national, national, and regional corporations. Our value-added services are customer specific and include transloading and blending of bulk liquids as well as acting as regional distribution centers for our customers on an entirely outsourced basis. Underpinning all of our services is our foremost objective, which is to differentiate our service quality by achieving the highest level of customer satisfaction. We often coordinate closely with our customers’ technical services and product handling experts in designing and adapting the customized product handling systems required for each customer’s specific product. By this means, our facilities often become critical links in the distribution chains of our customers. Our proprietary systems, rapid execution, and superior commodity management expertise has led to many long-term customer relationships.

Services—by Product Stored

We provide bulk liquid storage services for a wide range of products. This diverse product servicing portfolio helps to minimize our exposure to significant customer and product risk.

The eight product groups stored by our bulk liquid storage business worldwide are:

•

Molasses and Liquid Animal Feed Products. Historically, storage of molasses for the liquid feed supplements and yeast production industries has comprised a major single component of our and our predecessor’s bulk liquid storage business. We are well positioned in this product category, given our and our predecessor’s significant experience handling highly viscous liquids and our specialized infrastructure that includes large, positive displacement pumps and custom tank design.

•

Vegetable Oils, Tallows, and Greases. For decades, we or our predecessor have handled customer requirements for storage and transportation of vegetable oils, tallows and greases. These products are utilized in the food, biofuels, industrial soaps, detergent, and biochemical industries and require specialized services such as heated tankage and kosher certification.

•

Lignin Sulphonate, Calcium Chloride, and Liquid Fertilizers. Our experience with non-hazardous bulk solutions such as calcium chloride, urea ammonium nitrate, and lignin sulphonate is extensive. These products are tied to basic industries such as agriculture and paper production. Because many of these products are corrosive, specialized tank linings are required to maintain quality control and safe handling.

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

•

Chemicals. Since the mid 1990s, we or our predecessor have expanded our storage services into a more diverse range of chemical products, for producers and distributors serving manufacturing and industrial markets. Subsequent improvements in industry-specific expertise have provided us with the experience necessary to handle these products. We conduct a thorough risk analysis when evaluating all new chemical opportunities to ensure minimal safety and environmental risk.

•

Caustics. Chloralkali products, including sodium and potassium hydroxide, are stored on behalf of industrial use producers and distributors and were the first product category that our predecessor commenced to store for external customers in the 1970s. Specialized heated tanks, linings and piping systems are utilized to protect product quality and ensure efficient handling of products for municipalities and the sanitation and paper production industries, as well as for others.

•

Methyl Esters (Bio-diesel). We or our predecessor have been handling methyl esters since 2002 on behalf of producers and distributors. Our employees are familiar with the unique properties of methyl esters, and we have systems to ensure that our quality control and safe handling standards are maintained. These systems include standardized handling procedures and the use of specialized equipment to prevent moisture intrusion.

•

Asphalts. We handle asphalt products which are used in roadways and in roofing applications. Our Baltimore, MD and St. Paul, MN facilities have special systems constructed to handle asphalts. We employ hot oil systems, tank heating coils, insulated tanks and pipelines needed to keep these products flowing properly through our facilities.

Services—by Activity Performed

We provide our customers with a broad range of value-added services across all stages of the bulk liquid storage chain:

Storage	Handling	Receipt/ Distribution	Transloading	Other
Carbon tanks	Additive injection	Marine	Rail to truck	Audit Documentation
Stainless tanks	Custom blending	Rail	Truck to rail	FEMAS certification
Dry air treatment	Direct transfer	Truck	Lightering	Food grading
Foam systems	Filtration			GMP certification
Radar gauging	Heating			ISO certification
Hot oil systems	Piggable lines			Marketing
Nitrogen blanketing	Recirculation			Responsible Care -
Lined tanks	Dilutions			Partner
Stainless piping	ISO containers
Custom build	Flexi bags

We work closely with our customers to design service packages and contracts that meet their specific storage and handling requirements. This process involves varying degrees of complexity across our customer base and generates many long-term collaborative relationships. For example, some customers require only basic storage services, such as tank storage, product receipt and delivery services, and occasional transloading. Others have more complex requirements, including the provision of temperature regulation, blending, or sampling services. Our breadth of services and flexibility differentiates us in the marketplace and provides a distinct advantage when competing for new business.

Customers

Our customer-focused approach has resulted in a number of long-standing relationships with major customers. In 2011, the ED&F Man group, a related party, accounted for 17% of the revenues of our bulk liquid storage business. The loss of the ED&F Man group or any of our next three top customers would have a material adverse effect on our bulk liquid storage business. As discussed in more detail below in the subsection entitled “Our Commercial Relationship with the ED&F Man Group,” we have a long-term contractual relationship as a supplier of bulk liquid storage to the ED&F Man group. Our bulk liquid storage business is not dependent on any other single or small number of customers whose loss would have a material adverse effect on the business.

A large proportion of our bulk liquid storage business’ revenues are derived from services for highly-regarded multi-national corporations. Our relationships with these customers have resulted in longer term contracts. Approximately 68% of our bulk liquid storage contracts had initial terms of two years or more in duration and approximately 56% had initial terms of three years or longer as of December 31, 2011. The initial duration of our storage contracts is set out below in more detail:

Initial Duration of Storage Contracts—Terminals Worldwide as of December 31, 2011

> 5 Years	10%
3 to 5 Years	46%
2 to < 3 Years	12%
1 to < 2 Years	28%
< 1 Year	4%

Competition

Competitive Conditions

Our bulk liquid storage business competes in international, national, regional, and local markets, throughout the United States, Eastern Canada, portions of Western Europe, and Korea. The competitive environment in which we operate, the number of competitors, and our market position vary across different markets.

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

Across product groups, our bulk liquid storage business competes with companies having a primary focus in the storage of specific products, such as hydrocarbons and derivatives, as well as with businesses providing a broader range of services.

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

An important competitive element is the operator’s ability to offer complex handling requirements for diverse products. A terminal operator that can handle many types of products and provide a broad range of high quality services has a distinct advantage over a less versatile terminal operator. Our terminals handle a broad spectrum of specialty products through a number of features, including rail capacity, dedicated pipelines, on-scale top-loading of trucks, heating capacity, and multiple tank sizes, including small and medium capacity tanks.

A terminal operator’s ability to provide attractive pricing is often dependent on the quality, versatility, and reputation of the facilities owned by the operator. Although many products require modest terminal modification, our versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to our customer more attractive.

Factors Affecting Competitive Position

Positive factors pertaining to our competitive position are discussed at length below in the subsection entitled “Competitive Strengths.” Negative factors pertaining to our competitive position include the fact that some of our competitors are larger than we are, have greater financial resources, have lower costs of capital, control more storage capacity, and accordingly sometimes are able to offer a better price or greater storage capacity. There are also occasions where a competitor has a facility in a location that enables it to serve a particular customer’s need more economically than our nearest facility. These negative factors are further described in the “Risk Factors” section of this Form 10-K.

Competitive Strengths

Broad Geographic Footprint and Strategic Location of Facilities

Our bulk liquid storage business is one of the few service providers capable of providing truly international service across a broad range of agricultural and industrial liquids. We own and/or operate 25 terminal locations globally, with a presence in the U.S., eastern Canada, Western Europe and South Korea. Together these facilities provide approximately 363 million gallons of total bulk liquid storage capacity. Many of our storage facilities are located in important strategic deep water ports, such as Houston, TX; Philadelphia, PA; Jacksonville, FL; Baltimore, MD; and Grays Harbor, WA in the U.S., as well as Amsterdam, Netherlands; Gydnia, Poland; and Liverpool, U.K. in Europe. Moreover, we have numerous in-fill growth opportunities on available land at our existing sites.

We benefit from a broad geographic footprint and the extensive experience of our management team. We operate in a variety of regional, national and international markets. Our bulk liquid storage business offers our customers a truly global storage solution with a high level of expertise across multiple markets. Our strategic locations of bulk liquid storage terminals and the barriers to entry at these locations constitute advantages for our bulk liquid storage business. Our good relationships with regulators and port authorities and our extensive experience with permitting processes bolster these advantages.

Differentiated Service Offering

We provide a differentiated service to manufacturers, bulk liquid traders, and those corporations looking to minimize cost and maximize flexibility of service in the bulk liquid storage market.

We offer numerous tailored services such as heating, blending, sampling and transloading (the transfer of products from one transportation vehicle, such as a rail car or a ship, to a truck) and have customized our service contracts to meet specific customer requirements.

The range of our service offerings and our attention to customer service enables us to differentiate ourselves in the marketplace and to maintain our leading positions in many of the bulk liquid storage markets where we compete.

Strong Relationships with Blue-Chip Customers

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

Storage Relationship with the ED&F Man Group

We have an important global relationship with the ED&F Man group as their principal supplier of storage requirements. This relationship is discussed in more detail below in the subsection entitled “Our Commercial Relationship with the ED&F Man Group.”

Growth Strategies

Increase Volumes of Existing Services

We expect that global demand for our bulk liquid storage service should continue to increase over the long-term, although such demand may vary in particular years depending on global economic conditions. Despite uncertainty that may affect the overall economy, our growth is expected to be driven by the underlying expansion of long-term demand for a wide variety of agricultural and industrial raw materials that will need bulk liquid storage.

Given the high levels of utilization of our storage facilities, we believe one key to increasing the volume of our storage services is to increase our storage capacity in appropriate locations. In structuring our capacity to accommodate higher levels of demand, we expect to utilize the capital resources provided by our internally generated cash flow and our bank credit facility to finance increased total bulk liquid storage capacity.

When evaluating new development opportunities, we analyze a series of objective criteria including the potential benefits of additional infrastructure, logistics capability, overall environmental conditions, political stability, and payback period. Through this process, we assess the acceptability of projected financial returns, as well as the level of potential execution risk. In addition, prior to construction or expansion of any facilities, we will typically secure an indication of appropriate interest from potential customers in order to ensure that our investments will be supported by contracted base revenues.

Pursue Acquisitions

Our management maintains an active dialogue with potential acquisition targets and frequently explores opportunities in the context of our strategic goals and financial return expectations. Additionally, our staff has experience in acquiring and integrating new businesses into our operations, which has increased the size and scope of our business, and we expect to continue to pursue this strategy as appropriate opportunities surface in the future. When evaluating potential acquisitions, we expect to focus our resources on increasing our storage capacity in key markets that will enhance our scope of service offerings, as well as gaining entrance to new strategically attractive markets where we are not currently represented.

Develop New Services

We are committed to developing a range of services that will contribute long-term profitable growth to the Company. We will strive to offer new or expanded customer services through our high-quality infrastructure and state-of-the-art technical competencies. For example, in Houston we developed a custom designed base oil blending system which was built to provide optimal market flexibility to one of our customers. This base oil blending system provides a customer with a long-term technical solution to meet the demands of their market and provides Westway with a solid long-term contractual source of revenue and earnings.

Expand into Complementary Businesses

We believe that our international network of facilities, extensive management experience, and core operating capabilities in the storage of liquid products creates numerous opportunities for us to expand profitably into businesses that are vertically and/or horizontally complementary to our existing business mix.

Pursue International Joint Venture and Royalty Agreements

We intend to actively explore joint ventures and strategic alliances with business partners that will enable us to expand our interests and geographic network. We are exploring alliance agreements with companies that would utilize our tank capacity for both raw materials and finished product storage. By this means, we want to position ourselves as a critical component of a new partner’s supply chain with the goal of creating new multi-site commercial relationships.

Liquid Feed Supplements Business

Overview

Through our 35 facilities in North America, western Canada, and eastern Australia, we provide liquid feed supplements to the lower 48 U.S. states, five Canadian provinces, northern Mexico, and eastern Australia. We compete in these markets by using formulation processes that are tailored specifically to the needs of customers. We blend molasses and other essential nutrients to form feed rations that help to maximize the genetic potential of livestock. Typically, these supplements contain concentrated forms of protein, energy, minerals, and vitamins, which normally comprise 5-10% of an animal’s daily diet. Beef cattle, dairy cattle, and horses consume the majority of our liquid feed supplements. We continue to invest in research to develop new products and manufacturing processes, which allows us to maintain our competitive position.

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

Our product classes and their more specific subcategories are as follows:

Complex Liquid Feed Protein Supplements, Suspensions, and Mill Products

•

Liquid Protein Supplements. Liquid lick tanks supplements are typically fed “free choice” in pastures. Free choice consumption is normally considered to average 2 lbs. per animal, per day, and is controlled through the formulation of the liquid supplement. These pastures are normally low in nutrients such as protein, energy, phosphorus, and other minerals. Accordingly, the nutrient-dense liquid feed supplements provide a way to balance the nutritional requirements of livestock, allowing them to reproduce or gain weight at an optimum rate. In applications where liquid protein supplements are part of a complete ration, the inclusion rate of the supplement depends on the nutrient profile of the other dry feed ingredients. Nutrient profiles of the supplement can be adjusted to balance the nutrients of the dry feed ingredients. Livestock that consume the complete ration form of liquid feed supplements are normally held in confinement rather than in open pasture. Liquid protein supplements are utilized in virtually all regions of the United States and western Canada. They are marketed through both distributor and dealer networks as well as sold directly from us to the end users.

•

Liquid Suspension Products. Liquid suspension products are the most complex liquid feed supplements that we manufacture. Thixotropic technology allows insoluble ingredients such as calcium carbonate, potassium chloride, feathermeal, and salt to be suspended in a liquid supplement that can “flow.” These supplements provide a wide range of minerals, proteins, and medications, and are mainly utilized in confined beef feeding operations and large dairies. The largest concentrations of customers of our liquid suspension products are in the Texas panhandle and northern California. In Texas, such supplements are sold directly to the end user, whereas in northern California they are marketed through large distributors.

•

Mill Products. Mill products are specialized molasses-based products sold to dry feed milling companies and mixed by them with other dry feed ingredients. These specialized products are used in two primary types of applications in the dry feed milling industry: texturized horse feed and pelleted products fed to different classes of livestock. Our “E-Z Glo” product is a mill product fortified with high-quality vegetable oil, minerals, and preservatives that is included in texturized horse feed as 5-15% of overall product content. Our “Pellet Partner” product is a mill product containing liquid lignin, a by-product from the timber industry, that is used to bind dry feed ingredients to form pellets or cubes. Mill products are utilized in dry feed mills throughout the United States. They are mainly sold directly to the feed mills.

Molasses and Molasses Blends

•

Molasses. Molasses is a standardized 79.5 brix product that is sold predominantly to the commercial dry feed industry. Standardized molasses is typically used for a coating on textured feeds and dry feed products.

•

Blends. Blends are the simplest form of value-added products. Typically blends include molasses blended with one or more of the following ingredients: corn steep liquor, condensed molasses solubles, whey permeate, distillers’ solubles, lignin sulphonate, and/or glycerine. Blends are normally utilized in complete feed rations to reduce the dust and improve the palatability of the ration. Virtually all blends are incorporated into livestock rations that do not use a protein supplement or a suspension and are consumed in confined feeding operations. We use distribution and direct supply formats for the sale of blends.

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

Champion Liquid Feeds Pty Ltd

In addition to serving markets in North America, we also have a presence in the Australian feed market through our 50% interest in Champion. Champion was formed in 2001 for the purpose of manufacturing and distributing liquid feed supplements in eastern Australia. During 2010, Gardner Smith (Holdings) Pty Ltd acquired our prior joint venture partner’s 50% ownership in Champion. Gardner Smith has a significant presence in the agricultural liquid storage business in Australia and New Zealand. Champion is able to supply a complete range of liquid feed supplements to Victoria, New South Wales, and Queensland.

Customers

Our liquid feed supplements business is not dependent on any single or few customers whose loss would have a material adverse effect on the business.

Sources and Availability of Raw Materials

Molasses is one of our primary inputs. We have a long term supply agreement through May 2019 with the ED&F Man group to provide us with heavy brix cane molasses based on formula pricing determined in part by prices charged by the ED&F Man group to third parties. Under the agreement, the ED&F Man group must maintain books and records sufficient to be audited in accordance with generally accepted auditing standards. The ED&F Man group must also arrange for independent verification on a quarterly basis of the prices charged to their customers by a reputable independent certified public accounting firm and provide the reports of such information to us. This agreement is expected to provide us with the majority of our molasses needs in 2012. We expect that we will be able to obtain a sufficient supply of molasses for the foreseeable future. In addition we purchase significant volumes of other food and agricultural raw materials through fixed or indexed pricing mechanisms. We expect that we will be able to obtain sufficient supplies of needed ingredients in 2012 and the foreseeable future.

Intellectual Property

The collective body of our intellectual property, including patents and trademarks, affords us the opportunity to profitably utilize a wide range of human-food industry by-products and other co-products to help meet the needs of the livestock industry as well as certain other industries. However, our overall success is not dependent upon any single portion of our intellectual property.

Seasonality

The liquid feed supplement business, which is predominately driven by cattle feeding, is typically stronger in the fall and winter months (feed season) because many cattle are fed on natural grasses during the spring and summer months. Range cattle are typically fed liquid supplements during late fall and winter as grass nourishment diminishes and/or is dormant due to weather conditions. This seasonality is also impacted by the “calving season”. Range cattle “typically” calve in the January through March time frame, requiring heavier supplementation during the late gestation/lactation period. This seasonality is also driven in part by the colder weather which requires more feed for body maintenance purposes.

Competition

Competitive Conditions

We are the largest producer of liquid feed supplements in North America. Our business operates in a highly competitive environment, and our competition in North America falls into three categories: the commercial liquid feed industry, the commercial dry feed industry, and the commodity brokerage industry. Regionally, we compete against a number of smaller liquid animal feed companies.

Principal Methods of Competition

We operate in markets with competition based on price, quality, and service. We focus on managing our input costs, utilizing the best of available co-product streams, improving efficiencies via technological advancements, pursing research and development, and making productivity enhancements.

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

Competitive Strengths

Broad Geographic Footprint and Strategic Location of Facilities

Through our liquid feed supplements business, we own and/or operate 35 facilities—32 located throughout the U.S. and western Canada, and three joint venture facilities in eastern Australia. Together the facilities provide on an annual basis approximately 1.8 million tons of liquid feed supplements production.

Our liquid feed supplements business has the broadest geographic coverage of any North American liquid feed supplements manufacturer, and we are the only producer capable of servicing all lower 48 U.S. states, as well as five provinces in Canada and parts of northern Mexico. Moreover, our seven deep-water port locations together with a key alliance at the Melbourne, Australia port gives us a competitive advantage over other liquid feed supplements companies in markets we serve. We expect to continue leveraging our network and extensive market knowledge to explore expansion opportunities on a global scale in the years to come.

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

Strong Relationships with Blue-Chip Customers

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

Feed Relationship with the ED&F Man Group

We have an important global relationship with the ED&F Man group as an important supplier of cane molasses for our liquid feed supplements business. This relationship is described in more detail below in the subsection entitled “Our Commercial Relationship with the ED&F Man Group.”

Growth Strategies

Increase Volumes of Existing Products

We expect that global demand for our liquid feed supplements products will continue to increase over the long-term, although such demand may vary in particular years depending on global economic conditions. In the long-term, we expect the liquid feed supplements business to continue to benefit from increasing global demand for animal feed containing higher protein content. In the near term of 2012, however, we expect the low U.S. beef cattle numbers and declining dairy profits will continue, which in turn could negatively affect the demand for animal feed, including liquid feed supplements. However, in anticipation of a growing long-term demand, we expect to utilize the capital resources provided by our internally generated cash flow and our bank credit facility to finance increased production.

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

Pursue Acquisitions

The liquid feed supplement industry is highly fragmented in nature with numerous small and mid-sized companies operating in North America. We believe this market fragmentation provides us with significant expansion opportunities. Our management team maintains an active dialogue with potential acquisition targets and frequently explores opportunities in the context of our strategic goals and financial return expectations. Additionally we have experience in acquiring and integrating new businesses which have increased the size and scope of our operations, and expect to continue to pursue this strategy as new opportunities become available in the market. When evaluating potential acquisitions, we focus on those opportunities which will increase production capacity in key markets that enhance our product offerings, and those which will provide new entry into strategically attractive markets where we are not currently represented.

Develop New Products

We expect to dedicate appropriate resources to developing a range of products that will contribute long-term profitable growth to the Company. We will continue to leverage our strong research and development capabilities to design products that incorporate and/or expand on new technologies, as well as source raw materials that have not been previously utilized. We will focus on products that provide the most significant potential for profit and have the most potential to differentiate us in the marketplace. For example, we are currently exploring opportunities related to emerging liquid byproducts from the biofuel industry, edible packaging alternatives, and new applications for low-cost suspension products for the beef industry. Additionally, we have expanded our product offering to include low moisture tubs. We believe this product line is complementary to our existing poured tub product line.

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

Pursue International Joint Venture and Royalty Agreements

We intend to actively explore joint ventures and strategic alliances with global business partners to expand our interests and geographic network. Currently, we are expanding our geographic footprint in Mexico. Mexico, which has approximately 1/3 the beef cattle/dairy cattle numbers as the U.S., is a largely untapped liquid supplement market. We believe our existing US infrastructure, technologies, and staff can be utilized to expand into this country. By combining our expertise with those of our joint venture partners, we will continue to create successful liquid feed manufacturing capabilities that are poised for future growth in the international marketplace. We are also actively seeking opportunities to leverage our technological leadership in liquid feed supplements by establishing royalty agreements with complementary organizations for the manufacturing and distribution of our products on a worldwide basis.

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

Bulk Liquid Storage Arrangements

Our long-term relationship as a supplier of bulk liquid storage to the ED&F Man group’s various trading divisions has been a contributor to our performance. The long-term contract setting forth our supplier status is the storage alliance agreement, the initial term of which runs until May 28, 2029, after which the agreement provides for automatic renewals for successive ten year periods, unless either party gives at least three years notice of non-renewal. The storage alliance agreement is described in “Certain Relationships and Related Transactions—Related Transactions—Storage Strategic Alliance Agreement and Terminal Service Agreement” in the prospectus we filed with the SEC on August 7, 2009. The ED&F Man group has global expansion opportunities, and as their storage supplier, we expect to capitalize on these opportunities which will provide additional business for both our existing and new locations.

Molasses Supply Arrangements

Molasses is an important ingredient utilized in our liquid feed supplement formulations. We and the ED&F Man group have a long-term molasses supply agreement, pursuant to which the ED&F Man group is our primary supplier of cane molasses. The initial term of the agreement runs until May 28, 2019, after which the agreement provides for automatic renewals for successive one-year periods unless either party gives notice of non-renewal. The long-term molassess supply agreement is described in “Certain Relationships and Related Transactions—Related Transactions—Molasses Supply Agreement” in the prospectus we filed with the SEC on August 7, 2009. Effective October 2011, an addendum to this molasses supply agreement was renewed, with a one-year term that slightly modifies the pricing mechanism.

Insurance Participation Agreement

We have a participation agreement with a captive insurance company owned by the ED&F Man group. The captive underwrites the self-insured portion of certain risks insured by us through the captive and charges a premium for the first layer of claims exposure. Under this agreement all of our transactions are partitioned into a separate operational cell from the ED&F Man group’s business.

Employees

As of March 16, 2012, we had 496 employees, of which 495 are full-time employees.

Regulation and Safety

We are required to comply with the health and safety regulations and requirements of each of the jurisdictions in each of the countries in which we operate. In order to comply with their requirements, management focuses on the issue of health and safety from the top down, identifying key operational risks and seeking to ensure that our policy, process and practice are in conformity with legal and normal business practices. The risks relating to the safe handling, storage and regulation of each of our bulk liquid storage and liquid feed supplements operations are managed on a centralized basis for both of our businesses. The regulatory and legal environments within which liquid products are handled by our businesses differ with the geography, markets, product offerings, and sophistication within which we operate.

We are required to comply with Federal Food and Drug Administration requirements as well as local State feed control requirements in the U.S. To meet and exceed these requirements, we have developed and implemented an extensive Standard Operating Procedures Manual, which comprises all aspects of quality, FDA regulation, training, manufacturing, administrative, and security compliance.

In addition, we comply with applicable health and safety requirements in Europe and elsewhere by following our European Health, Safety, Environmental, and Quality (“HSEQ”) policy, including local legal requirements that govern the care and safeguarding of the health and safety of our employees and the environment.

Our compliance with Federal, State, foreign, and local regulations relating to the protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, or competitive position.

Forward-Looking Statements

This Item 1 of our Form 10-K contains numerous forward-looking statements, including our statements about future growth in demand for various products and services and about our plans, intentions, or hopes to increase storage and production volumes, open new facilities, expand terminal capacity through site development, market products in other nations, expand our liquid supplement business, pursue acquisitions, invest in the development of and develop new products and services, and explore joint venture and strategic alliance opportunities. There are a number of important factors that could cause actual results to differ materially from our forward-looking statements, including the factors discussed at length in the “Risk Factors” section, Item 1A of this Form 10-K.

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

Risks Related to Our Business and Operations Generally

The proposals received by our Board of Directors, and the related Special Committee process, could materially and adversely affect our business and financial results. In addition, there can be no assurance that any definitive offers will be made, or, if made, that any transactions will be consummated.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Board of Directors has received (1) an unsolicited preliminary offer from ED&F Man, our largest stockholder, to acquire our animal feed supplements business and certain non-core bulk liquid storage terminals and (2) an unsolicited proposal from an infrastructure investment fund to acquire us for $6.00 per common share, $6.00 for each outstanding Series A Convertible Preferred share and $1.00 for each outstanding Founder Warrant, contingent upon the consummation of the proposed transaction to sell our animal feed supplements business and certain non-core bulk liquid storage terminals to ED&F Man. Our Board of Directors has initiated a process to explore strategic alternatives for the company as a whole and formed a Special Committee of independent directors to direct the strategic review process. The Special Committee has retained Evercore Partners as financial advisor to assist it during this process.

No definitive timetable has been set for evaluation of ED&F Man’s proposal. The Special Committee reviewed the infrastructure investment fund proposal with Evercore Partners and determined that it substantially undervalued the bulk liquid storage business and did not provide any basis to begin discussions or negotiations.

The process undertaken by the Special Committee could cause distractions and disruptions in our business. We may encounter difficulty retaining officers and other key employees who may be concerned about their future roles with us if a transaction were completed. Further, the costs associated with the evaluation of proposals and any related process is expected to be considerable, regardless of whether any transaction is consummated. All of the foregoing could materially and adversely affect our business and financial results. In addition, there is no assurance that any definitive offer for a change of control transaction will be made, or, if made, that any change of control transaction will be consummated. If a change of control transaction does not occur, the share price of our Class A common stock may decline to the extent that the current market price of our Class A common stock reflects an expectation that a transaction will be completed.

Divestitures of any of our businesses could have a material adverse effect on our business, results of operations and financial condition.

We continually evaluate the performance of our businesses and may determine to sell a business. Divestitures may result in significant write-offs or impairment of assets, including goodwill or other intangible assets. Divestitures may involve additional risks, including separation of operations and personnel, diversion of management attention, disruption of our businesses or loss of key employees. We may not successfully manage those or other risks we may confront in divesting a business, which could have a material adverse effect on our business, results of operations and financial condition.

Our business has an important business relationship and dependence on the ED&F Man group.

Our liquid feed supplements business relies to a significant extent on the ED&F Man group as a supplier of raw cane molasses, which is used as a component of our liquid feed supplements products. We intend to continue sourcing a substantial portion of this raw material from the ED&F Man group in the future. We have a long-term supply agreement with the ED&F Man group whereby they supply us with heavy brix cane molasses. In the event that we are unable to purchase this raw material on reasonable terms from the ED&F Man group, we may be unable to find suitable alternatives to meet our needs, which could adversely affect our financial condition and results of operations.

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

We currently have several significant expansion projects underway or planned. A variety of factors outside of our control, including weather or natural disasters, shortages of materials, construction equipment, or skilled labor; unforeseen engineering, geological, or environmental problems; poor performance by or disputes with contractors; opposition by environmental groups; or difficulties in obtaining permits or other regulatory approvals, at times may result in delays in construction or increased construction costs that may have an adverse effect on our return on investment, results of operations, or cash flows.

We may enter into agreements for or consummate acquisitions with little or no notice to our stockholders.

We regularly consider and enter into discussions regarding potential acquisitions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions and approval of the parties’ respective boards of directors. The acquisition of a business or assets can be effected quickly, may occur at any time, and may be significant in size relative to our existing assets or operations. Our capitalization and results of operations may change significantly as a result of these activities, and you generally will not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in connection with any future acquisitions or development opportunities, even though you may have the opportunity to evaluate material information in certain circumstances, such as when the approval of our common stockholders is required.

Our future developments or acquisitions may substantially increase the levels of our indebtedness and contingent liabilities, may impose substantial costs and delays, and may cause other unanticipated adverse impacts. We may not be able to integrate effectively and efficiently any future operations that we may develop or acquire.

Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from a newly-developed site or the operation of an acquired business or asset prior to our acquisition for which we are not indemnified, or for which indemnity is inadequate, may adversely affect our ability to realize the anticipated benefit from the development or acquisition. Inefficiencies and difficulties at times arise because of our unfamiliarity with new assets and new geographic areas of acquired locations or businesses. With acquisitions in particular, successful business combinations typically require our management and other personnel to devote significant amounts of time to integrating the acquired business or assets with our existing operations. These efforts at times temporarily distract our attention from day-to-day business, the development or acquisition of new properties, and other business opportunities. To the extent we do not successfully integrate any past or future acquisitions, or there is any significant delay in achieving such integration, our business and financial condition may be adversely affected. As previously mentioned our Amsterdam, Netherlands terminal tank expansion was delayed from its original schedule due to the extensive permitting process in the Netherlands.

We are the borrower under a credit facility with a syndicate of banks as the lenders. The amount we borrow under this facility or its terms may restrict our operating flexibility, could adversely affect our financial health, and could prevent us from fulfilling certain financial obligations.

We are the borrower under a credit agreement dated as of November 12, 2009, with JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as syndication agent, Capital One, N.A., Rabobank Nederland, SunTrust Bank, and Compass Bank (doing business as BBVA Compass), as documentation agents, and the lenders from time to time party thereto (currently, JPMorgan Chase Bank, N.A., Regions Bank, Capital One, N.A., Rabobank Nederland, Suntrust Bank, Compass Bank, Whitney National Bank, and CoBank ACB) (the “Credit Agreement”). The Credit Agreement was delivered and became effective on November 16, 2009 and has been amended several times.

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

Our borrowings under this credit facility are being used primarily for working capital and to assist us in funding capital expenditures, including acquisitions. As of December 31, 2011, our total indebtedness under this facility was $93.5 million, leaving $106.5 million available for additional borrowing, along with a $50 million accordion. The amount we borrow under this facility could significantly affect our operating flexibility, our financial health, and our ability to fulfill certain financial obligations. For example, the more we borrow under the facility:

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

Likewise, the terms of the credit agreement may restrict our operating flexibility, financial health, or ability to fulfill certain financial obligations. For example, the terms of the credit agreement since the last amendment in July 2011:

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

Our business strategies include acquiring additional terminal, transportation and storage facilities and the expansion of our existing liquid storage capacity. Although the bank syndicate credit facility into which we entered in November 2009 provides significant financing for corporate purposes, including future acquisitions and expansion, additional funds may be required to grow our business further and fully implement these strategies. Any equity or additional debt financing to raise such additional funds is subject to availability and may not be available on favorable terms. An inability to access the equity capital markets may result in a substantial increase in leverage and have a detrimental impact on our creditworthiness. If adequate additional financing cannot be obtained, our business strategies may not be able to be fully implemented or implemented in the expected time frame and our financial condition and results of operations could be adversely affected.

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

We are dependent, in part, on the efforts of key members of our management team, including Messrs. James Jenkins, Thomas Masilla, Stephen Boehmer, and Gene McClain. The loss of services of one or more of these individuals, each of whom has substantial experience, could have an adverse effect on our business strategies and the growth and development of our business. If one or more of these individuals were no longer affiliated with us, or if we ceased to receive advisory services from them, our inability to recruit other employees of equivalent talent could have an adverse effect on our financial condition and results of operations.

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

Our liquid storage services agreements with our customers ordinarily provide for terms of between 12 and 36 months. After the expiration of each of these liquid storage services agreements, the customer may elect not to continue to engage us to provide services. In addition, if a significant customer does re-engage us, the terms of any renegotiated agreement may be less favorable to us than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, substantial costs may be incurred whenever modifications to liquid storage facilities are required in order to attract substitute customers or provide alternative services. Whenever a significant customer does not extend or renew its liquid storage services agreement, whenever we extend or renew the liquid storage services agreement on less favorable terms, and whenever substantial costs are incurred to attract substitute customers, our financial condition and results of operations are adversely affected.

Competition from other businesses providing liquid storage that are able to supply our significant customers may adversely affect our financial condition and results of operations.

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

Whenever we are unable to compete effectively with services offered by other enterprises, our financial condition and results of operations may be adversely affected.

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

The impact of environmental regulation on our liquid storage facilities may adversely affect our level of cash flow and net income.

Compliance with environmental regulations incurs operating and capital costs. Our business operations are subject to federal, state, local, and some foreign laws and regulations relating to environmental protection. For example, whenever an accidental leak, release, or spill of chemicals or other products occurs at one of our liquid storage facilities, we may experience significant operational disruptions and may have to pay a significant amount to clean up the leak, release or spill or pay for government penalties, address natural resource damage, compensate for human exposure or property damage, or a combination of these measures. The resulting costs and liabilities may negatively affect our level of cash flow and net income. The impact of U.S. Environmental Protection Agency current standards or increased future environmental measures may increase our costs significantly whenever new environmental laws and regulations become effective.

The profitability of our bulk liquid storage business can be significantly affected by changes in the exchange rates between the United States dollar and the currencies used in foreign countries in which we operate.

Almost one-third of our bulk liquid storage operations are outside of the United States. As a result, we hold assets, incur liabilities, earn revenues, and pay expenses in a variety of foreign currencies, including most notably the euro and the British pound. The financial statements of our foreign subsidiaries are translated into United States dollars in preparing our consolidated financial statements. Thus, our profitability is impacted by changes in foreign currency exchange rates. For example, in 2011, higher foreign exchange rates for the euro, British pound, and Canadian dollar resulted in a combined positive impact on our bulk liquid storage earnings outside of the U.S. of approximately 4%.

Foreign exchange rates may vary quite significantly from period to period. We do not presently hedge against the risks of foreign currency fluctuations, but we are continuing to evaluate the possible future use of foreign currency hedging strategies. For more information regarding our exposure to foreign currency exchange rate risk, please see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Form 10-K.

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

Weather conditions have historically caused volatility in the agricultural commodity industry and consequently in that segment of our operating results related to liquid feed supplements. Weather conditions can affect the demand for our products, such as by affecting the primary natural source of animal nutrition, grass. For example, in 2009 and the first quarter of 2010, adverse weather effects, including a drought in central and southern Texas, led to reduced cattle herds, which affected the demand for our products.

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

In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our brand image. Furthermore, the outbreak of disease in livestock or poultry, even if unrelated to our products, may adversely affect demand for liquid feed supplements used in livestock and poultry feed. A decrease in demand for our liquid feed supplements would adversely affect our revenues and results of operations.

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

Our certificate of incorporation authorizes the issuance of shares of preferred stock with such designations, preferences and relative, participating, optional or special rights and such qualifications, limitations or restrictions as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that may adversely affect the relative voting power or other rights of the holders of our common stock. Preferred stock may be used as a method of or have the effect of discouraging, delaying or preventing a change in control, which may have the effect of discouraging bids for us and thereby potentially prevent stockholders from receiving the maximum value for their shares. Pursuant to our certificate of incorporation, our board of directors is authorized to issue 40,000,000 shares of preferred stock. As of March 16, 2012, all 40,000,000 shares of preferred stock are designated as Series A Perpetual Convertible Preferred Stock, par value $.0001 per share, which we refer to herein as the “Series A Convertible Preferred Stock,” of which 32,929,553 are currently issued and outstanding and another 205,959 are scheduled to be issued on or shortly following April 1, 2012, leaving another 6,864,488 available to be issued.

Our outstanding founder warrants may be exercised in the future, which would result in dilution to our stockholders and increase the number of shares of our Class A common stock eligible for future resale in the public market, which could also have an adverse effect on the market price of our Class A common stock.

At March 16, 2012, there were outstanding founder warrants (i.e., warrants that were sold to a number of our current and former directors and officers through our sponsor, Shermen WSC Holding LLC) to purchase approximately 5.2 million shares of our Class A common stock at $5.00 per share, with a cashless exercise provision. One third of these warrants are scheduled to expire on each of May 24, 2012, 2013, and 2014.

As of the close of business on March 16, 2012, there were approximately 14.2 million shares of our Class A common stock outstanding, at a market price of $5.80 per share.

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

At the closing of the 2009 business combination, we issued approximately 12.6 million shares, and since then, an additional 520,674 shares, of our Class B common stock to a wholly-owned subsidiary of ED&F Man then named Westway Holdings Corporation and since re-named Agman Louisiana, Inc. (which we refer to herein as “Agman”). These shares remained outstanding as of March 16, 2012.

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

At the closing of the 2009 business combination, we issued approximately 30.9 million shares, and since then, approximately an additional 2.0 million shares, of our Series A Convertible Preferred Stock to Agman, a subsidiary of ED&F Man. Although approximately 13.0 million of these shares were delivered to an escrow agent for deposit into an escrow account, to be released to Agman only upon our achievement of certain earnings or share price targets (discussed in the next subsection), the remaining approximate 19.9 million shares of our Series A Convertible Preferred Stock were issued without being subject to the escrow agreement. These shares remained outstanding as of March 16, 2012.

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

A substantial number of shares of our Series A Convertible Preferred Stock and Class A common stock are held in escrow and may be released upon our achievement of certain earnings or share price targets or the occurrence of certain events resulting in a change of control of the Company. The release of shares from escrow may adversely affect the market price of our Class A common stock.

Approximately 13.0 million shares of our Series A Convertible Preferred Stock issued to Agman, a subsidiary of ED&F Man, and 1 million shares of our Class A common stock issued to our sponsor Shermen WSC Holdings LLC are currently being held in escrow, and may be released to their respective owners upon our achievement of certain earnings or share price performance targets or the occurrence of certain events resulting in a change of control of the Company. Placement in escrow does not affect the voting rights or conversion rights of the escrowed shares, but does place restrictions on access to dividends and salability. The release of shares from escrow may adversely affect the market price of our Class A common stock.

Generally, the earnings and share price performance targets and the amounts of shares to be released upon their achievement are as follows:

—if the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $6.50 per share, or our reported EBITDA (as defined) has exceeded $52 million for any 12 month period, then approximately 4.3 million shares of the Series A Convertible Preferred Stock in escrow and any accrued dividends thereon are to be released to Agman and 958,333 shares of the common stock in escrow and any dividends thereon are to be released to Shermen WSC Holding LLC.

—if the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.00 per share, or our reported EBITDA (as defined) has exceeded $57 million for any 12 month period, then another approximately 4.3 million shares of our Series A Convertible Preferred Stock and any accrued dividends thereon are to be released to Holdings Agman and another 41,667 shares of our common stock and any dividends thereon are to be released to Shermen WSC Holding LLC.

—if the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.50 per share, or our reported EBITDA (as defined) has exceeded $62 million for any 12 month period, then the final approximately 4.3 million shares of our Series A Convertible Preferred Stock and any accrued dividends thereon are to be released to Agman.

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

Because the release of a substantial number of shares held in escrow to the ED&F Man group and Shermen WSC Holding LLC may result from our achievement of certain earnings or share price targets or the occurrence of certain events resulting in a change of control of the Company, certain of our officers and directors associated with the ED&F Man group or Shermen WSC Holding LLC may have the incentive to take actions intended to cause the achievement of these targets or the occurrence of such events, even if such actions would not be in our best interests.

As discussed in more detail in the preceding subsection, approximately 13.0 million shares of our Series A Convertible Preferred Stock issued to Agman, a subsidiary of ED&F Man, and 1 million shares of our common stock issued to our sponsor, Shermen WSC Holding LLC, are being held in escrow, and may be released upon our achievement of certain earnings or share price targets or upon the occurrence of certain events resulting in a change of control of the Company. Because the majority of our directors and some of our officers, including our chief executive officer, have interests in, or are affiliated with, either the ED&F Man group or Shermen WSC Holding LLC, such directors and officers may have the incentive to direct us to take actions intended to cause us to achieve the earnings or share price targets described in the preceding subsection or to undergo a change of control, even if such actions are not in our long-term interest.

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

On December 21, 2009, our Class A common stock became listed on the Nasdaq Capital Market, trading under the symbol “WWAY.” Before that date, our common stock was quoted on the Over-the-Counter Bulletin Board. Notwithstanding the listing of our Class A common stock on Nasdaq, we cannot assure you that a regular trading market for our Class A common stock will develop on Nasdaq or elsewhere or, if developed, that any market will be sustained. As of December 31, 2011, we had approximately 14.0 million shares of our Class A common stock outstanding. The daily trading volume in our Class A common stock during 2011 was usually less than 10,000 shares, although it was occasionally in excess of 100,000 shares. In the absence of adequate public trading activity, you may be unable to liquidate your investment in us at a satisfactory price or in a desired timeframe.

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

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the company have at least 300 public holders, that there be at least 500,000 publicly held shares with a market value of at least $1,000,000, that the minimum bid price for the listed securities be at least $1.00 per share, and that the company adhere to various corporate governance requirements. If we cease to meet the standards for continued listing and our securities are delisted from Nasdaq, the price of our securities and ability of holders to sell such securities may be adversely affected.

Our stock ownership is highly concentrated, with ED&F Man and its affiliates owning 48.1% of our outstanding common stock (total of Class A and Class B) as of March 16, 2012. This level of ownership, combined with other rights that were granted to the ED&F Man group at the closing of the 2009 business combination, allow it to exert influence over our affairs.

ED&F Man and its affiliates own 48.1% of our common stock as of March 16, 2012. Subject to the provisions of our certificate of incorporation, for so long as ED&F Man and its affiliates own at least 35% of the outstanding shares of our common stock, the holders of our Class B common stock (currently Agman, a subsidiary of ED&F Man) have the right to elect three of the seven members of our board of directors. This right allows the ED&F Man group to have a significant impact on the determination of our corporate and management policies, including any potential acquisitions, asset sales, and other significant corporate transactions. We entered into a Stockholder’s Agreement, dated May 28, 2009, with Agman, which provides that Agman, so long as it and its affiliated entities collectively own more than a specified percentage of our outstanding common stock (assuming conversion of the Series A Convertible Preferred Stock held by ED&F Man and its affiliates into shares of our common stock), has certain informational rights (if at least 15%) and certain veto rights (if at least 20%) regarding our operations and activities. See “Certain Relationships and Related Transactions—Related Transactions—Stockholder’s Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009.

Agman has the voting power significantly to influence our policies, business, and affairs and to influence the outcome of any corporate transaction or other matter, including mergers, consolidations, and the sale of all or substantially all of our assets. This voting power may decrease the ability of our other stockholders to influence our affairs, and may have the effect of delaying, deterring, or preventing a change of control that otherwise could result in a premium in the price of our common stock.

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

Pursuant to our amended and restated certificate of incorporation, the holders of our Class A common stock are entitled to elect four of the seven members of our board of directors in three classes. Messrs. Francis Jenkins, Jr., Moshenek, and Toffolon were previously elected by the holders of our Class A common stock. The fourth director elected by our Class A common stock resigned in June 2010; after his replacement resigned, James Jenkins was appointed by our Board of Directors in August 2011 to serve the remainder of the term. Mr. Toffolon is a Class I Director and is to serve until our 2013 annual meeting of stockholders. Mr. Moshenek is a Class II Director and is to serve until our 2014 annual meeting of stockholders. Messrs. Francis Jenkins, Jr. and James Jenkins, who are not related, are Class III Directors and are to serve until our 2012 annual meeting of stockholders.

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

Our classified board structure and the rights of the holders of our Class B common stock and our Series A Convertible Preferred Stock to change the classification of directors are intended to provide us with a greater likelihood of continuity of board governance and the retention of important management. A classified board of directors may also serve to deter hostile takeovers or proxy contests because a person could only seek to change, in any given year, no more than a portion of the members of the board of directors entitled to be elected by the holders of our Class A common stock. These provisions or measures may also limit the ability of our stockholders to sell their shares at a premium over the then current market price by discouraging a third party from seeking to obtain control of us.

Certain of our directors and executive officers own securities of ED&F Man or one or more of ED&F Man’s affiliates and, thus, may have interests that are different from, or in addition to, the interests of our other stockholders.

James Jenkins, our chief executive officer and a director, Gene McClain, our Terminal Company President, Stephen Boehmer, our Feed Company President, and Phil Howell and Paul Chatterton, two more of our directors, own securities of ED&F Man. The ownership of such securities, in connection with the possibility that the interests of the ED&F Man group may not coincide with the interests of our other stockholders, may provide these directors and executive officers with interests that are different from our non-ED&F Man associated stockholders.

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

The respective rights, preferences, and limitations of the different classes of our common and preferred stock are governed by our certificate of incorporation. Certain of the rights granted to the holders of our Series A Convertible Preferred Stock could limit our ability to take specified corporate actions. For instance, in the event that holders of shares of Series A Convertible Preferred Stock have not received a quarterly dividend owed on these shares, we would be prohibited from declaring or paying dividends to the holders of our common stock, until such quarterly dividend is paid (or waived).

In addition, while the holders of Series A Convertible Preferred Stock are not generally entitled to vote on matters submitted to a vote of holders of our common stock, holders of our Series A Convertible Preferred Stock, voting as a single and separate class, have the right to approve, among other things, our ability to:

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

•	increase the number of authorized shares of preferred stock or Series A Convertible Preferred Stock;

•	conduct an offer to repurchase shares of our common stock; or

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

Our larger bulk liquid storage facility locations ranked by storage capacity at December 31, 2011, whether owned or leased by us, are as follows:

Bulk Liquid Storage Facility Location	Storage Capacity (Million Gallons)	% of Total Storage Capacity (1)	Owned or Leased
Houston 1, TX	66	18%	Owned (80%) and leased (20%)
Houston 2, TX	38	11%	Owned (19%) and leased (81%)
Cincinnati, OH	37	10%	Owned (100%)
Amsterdam, Netherlands	29	8%	Leased
Philadelphia, PA	20	5%	Leased
Baltimore, MD	19	5%	Leased
Port Allen, LA	19	5%	Leased
Hamilton, Canada	16	4%	Leased
Jacksonville, FL	15	4%	Leased

(1)	Capacity details are expressed as a function of the 363 million total gallons of storage currently available to us.

•

Houston 1, TX. The Houston 1 facility is our largest terminal location globally, having approximately 66 million gallons of capacity. This facility provides deep water access through two docks on the Houston ship channel and uses two tracts of land leased from the Port of Houston. Historically, this terminal has represented a primary molasses hub, and now serves a broad range of customers and industries. Houston as a whole is considered to be the single most concentrated bulk liquid storage location in the United States.

•

Houston 2, TX. The Houston 2 facility, which is located two miles from the Houston 1 facility, is a two berth, deep water terminal also located on the Houston ship channel. Its storage capacity comprises approximately 38 million gallons. The facility serves the same markets as the Houston 1 facility.

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

•

Amsterdam, Netherlands. The Amsterdam facility is our largest single storage capacity outside of North America and is considered by us to be one of our significant strategic investments. Due to its location within the key shipping area of Amsterdam, Antwerp, and Rotterdam, historic demand for storage has usually been high. The facility currently provides capacity of approximately 29 million gallons.

•

Philadelphia, PA. The Philadelphia facility comprises a 10-acre deep water site on the Delaware River, and provides approximately 20 million gallons of storage serving regional agriculture and oil refining markets. Other specialty products, including plasticizers, non-petroleum oils, and construction products are also stored in Philadelphia.

•

Baltimore, MD. The Baltimore facility comprises 7 acres of deep water storage. The facility has storage capacity of approximately 19 million gallons and serves large regional agriculture, construction materials, lubrication oils, and specialty chemicals markets requiring storage for export and domestic use.

•

Port Allen, LA. The Port Allen facility comprises an approximately 19 million gallon deep water terminal located on the Mississippi River. The facility is one of our largest molasses terminals and serves the Louisiana sugar industry as well as chemical and now petroleum oil markets.

•

Hamilton, Canada. The Hamilton facility provides approximately 16 million gallons of capacity on a 7 acre site on the Great Lakes. The facility serves a large local tallow production industry, as well as typical agricultural markets.

•

Jacksonville, FL. The Jacksonville facility provides us with approximately 15 million gallons of bulk liquid storage capacity. The facility has traditionally served local agricultural markets and the pulp and paper industry.

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

Our bulk liquid storage capacity utilization percentage was approximately 91% at December 31, 2011, which has decreased from our December 31, 2010 capacity utilization of 96% in part due to 10.5 million gallons, or 2.9% of total capacity temporarily taken out of service for normal maintenance along with timing differences as contracts turn over. At December 31, 2010, only 3.4 million gallons, or 1.0% of total capacity, were temporarily taken out of service for normal maintenance.

Liquid Feed Supplements

Our 35 liquid feed facilities are strategically located throughout the continental United States, western Canada, and eastern Australia, allowing us to provide nutritional livestock supplements to the majority of the North American livestock marketplace as well as eastern Australia.

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

We own 15 of our operating liquid facilities and lease the remaining facilities. Typically, our leases of liquid feed supplement facilities are from major port authorities and railroad companies of the United States, although a small number are from private individuals or leasing companies (such as office buildings and toll mill sites). The majority of our leases are more than 10 years in length with a small number that are only one year in duration but subject to normal annual rollover. Our leases from port authorities typically contain a ten year primary period, normally with two five-year renewals at our option and exercise of a renewal requires formal notification from us. All our leases from railroad companies are currently annual leases with evergreen (automatic renewal) provisions incorporating annual inflation increases. All of our leases include provisions for removing equipment and returning the site to the conditions prior to execution of the original lease, together with provisions for regular testing and remediation of soil quality. We believe that our facilities are well maintained, suitable for our business, and occupy sufficient space to meet our operating needs.

Our larger liquid feed supplements manufacturing facilities based on their official name plate capacity, whether owned or leased by us, are as follows:

Liquid Feed Supplement Facility Location	Owned/ Leased	Products Manufactured	Name Plate Capacity (tons/year)	% of total
Stockton, CA	Owned	LS, S	320,000	11%
Clovis, NM	Owned	Other	320,000	11%
Hereford, TX	Owned	LS, S	200,000	7%
Dimmitt, TX	Owned	LS, S	175,000	6%
Houston, TX	Owned	LS	175,000	6%
Baltimore, MD	Leased	LS	175,000	6%

LS—Liquid Feed Supplements including liquid protein supplements, mill products, and blends (molasses plus one or two other ingredients)

S—Suspensions

Other—Dried molasses, blocks, and whey

Total annual production was approximately 1.8 million tons, each ton comprising 2000 lbs. in weight.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

The shares of our Class A common stock are currently listed for trading on the NASDAQ stock market under the symbol WWAY. Our Class A common stock is contained in the Russell Microcap Index.

Our publicly-traded warrants (WWAYW) and units (WWAYU) ceased trading on NASDAQ following the expiration of the warrants on May 24, 2011. Each warrant entitled the holder to purchase from us one share of our Class A common stock at an exercise price of $5.00. Each unit consisted of one share of our Class A common stock and two warrants.

The public trading market for our Class A common stock is somewhat volatile and reflects relatively thin trading at this time. Our Class B common stock, Series A Convertible Preferred stock, and Founder Warrants are not publicly traded.

The following table sets forth the quarterly high and low sales prices of our Class A common stock, warrants, and units as reported on the NASDAQ stock market for the period from January 1, 2010 through December 31, 2011:

	Class A Common Stock		Warrants		Units		Dividiends Declared
	High	Low	High	Low	High	Low
2010 First Quarter	5.20	4.02	0.33	0.12	6.01	6.01	—
2010 Second Quarter	4.51	3.48	0.29	0.10	6.01	6.01	—
2010 Third Quarter	4.14	2.80	0.18	0.07	6.01	6.01	—
2010 Fourth Quarter	4.31	3.20	0.18	0.09	6.01	6.01	—
2011 First Quarter	4.45	3.70	0.20	0.01	55.07	3.47	—
2011 Second Quarter	4.85	4.02	0.07	0.00	4.60	4.00	—
2011 Third Quarter (1,2)	4.99	4.16	—	—	—	—	0.04
2011 Fourth Quarter (1,2)	6.60	3.78	—	—	—	—	0.04

(1)	Our warrants (WWAYW) and units (WWAYU) ceased trading on NASDAQ following the expiration of the warrants on May 24, 2011.
(2)	We initiated quarterly dividend payments to our shareholders in the third quarter of 2011 and we have continued payments in each subsequent quarter. Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations, and subject to our compliance with, or waiver by Agman of, certain provisions in our charter. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future.

Holders

As of March 16, 2012, there were approximately 939 holders of record of our Class A common stock. There were also 1 holder of record of our Class B common stock, 1 holder of record of our Series A preferred stock, and 2 holders of record of our Founder Warrants. It is possible that the actual number of holders of our Class A common stock is substantially different than indicated because of such class A common stock being held beneficially.

Dividends

We initiated a quarterly dividend of $0.04 per share of common stock to our Common Class A, Common Class B, and Series A Convertible Preferred shareholders in the third quarter of 2011, payable in cash or common stock at the election of the stockholders. We have continued these dividends in each subsequent quarter.

There are restrictions that currently materially limit our ability to pay cash dividends on our common stock and which we believe are likely to limit the future payment of dividends on our common stock. These restrictions are briefly described below.

Our credit agreement with the bank syndicate limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended credit facility).

Our certificate of incorporation provides that no cash dividends may be declared or paid on any share of our Class A common stock or Class B common stock unless a like dividend is declared or paid on shares of both classes of common stock simultaneously.

Our certificate of incorporation further provides that our Series A Convertible Preferred stock shall rank senior and prior to our common stock with respect to the payment of cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred stock (referred to as “base dividends”) that accrue on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other of our funds legally available for the payment of dividends. Our certificate of incorporation further provides that we may pay or set aside funds for the payment of a cash dividend in respect of our common stock if, and only if, (i) all accrued and unpaid base dividends on the Series A Convertible Preferred stock have been declared and paid for all prior Series A dividend periods and (ii) our board of directors has declared, and we pay, contemporaneously with the payment of such dividend, the accrued, but unpaid, portion of each base dividend payable to the holders of Series A Convertible Preferred stock with respect to the Series A dividend period in which such payment of a cash dividend in respect of our common stock would occur. Pursuant to a series of waiver agreements between the Company and Agman Louisiana Inc., a subsidiary of ED&F Man that holds all of the shares of our Series A Convertible Preferred Stock, Agman agreed to accept, in lieu and satisfaction of the entire $12.4 million of dividends accruing but unpaid on Agman’s shares of Series A Convertible Preferred Stock from their original issuance on May 28, 2009 through March 31, 2012, a total of 2,248,682 additional shares of our Series A Convertible Preferred Stock.

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

Period	(a) Total number of shares or other units purchased	(b) Average price paid per share or unit ($)	(c) Total number of shares or units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
10-1-11 to 10-30-11 (1)	11,700	4.11	11,700	171,426
(2)	23,144	4.00	—	—
11-1-11 to 11-30-11	—	—	—	—
12-1-11 to 12-31-11 (3)	1,199	5.60	—	—

(1)	On December 15, 2010, we announced that our Board of Directors approved a stock repurchase program for our repurchase of up to 500,000 shares of our Class A common stock. The indicated shares were repurchased under the program during the period indicated. The program was suspended as of October 21, 2011.
(2)	On October 18, 2011 Thomas A. Masilla Jr. directed the Company to withhold 23,144 shares to satisfy the tax withholding on newly vested shares.
(3)	On December 31, 2011 Gene McClain directed the Company to withhold 1,199 shares to satisfy the tax withholding on newly vested shares.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, the “Company,” “we,” “us” and “our” refer to Westway Group Inc. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward Looking Statements” for further discussion).

Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us” or “our”) is a global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol “WWAY”.

Lines of Business, Locations of Operations, and Principal Products and Services

We currently own and/or operate an extensive global network of 25 operating bulk liquid storage facilities, providing approximately 363 million gallons of total bulk liquid storage capacity, and 35 operating liquid feed supplement facilities, selling approximately 1.8 million tons of liquid feed supplements annually.

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

Our liquid feed supplements business produces liquid animal feed supplements that are sold to distributors, dealers, and directly to end users, such as “ranchers,” and feed manufacturers, primarily supplying the beef and dairy livestock industries. By using formulation processes that are tailored specifically to the needs of our customers, we blend molasses and essential nutrients to form feed rations that help livestock to reach their genetic potential. Our 35 manufacturing and distribution locations allow us to provide nutritional liquid feed supplements to the majority of the U.S. and Canadian livestock market. In addition, 7 of our facilities are positioned at deep water port locations, allowing for the more efficient receipt of imported ingredients such as molasses and condensed molasses solubles, and therefore provide a competitive advantage to us since a substantial portion of the molasses consumed for livestock supplements in the U.S. is imported. The balance of our manufacturing locations are either strategically located on navigable inland river systems or have direct railroad access. We believe that our liquid feed supplements business is the leading North American manufacturer of liquid animal feed supplements and the only such supplier with a true national footprint in the U.S.

Our Corporate segment includes unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resources, and health, safety, environmental, and quality expenses, as well as interest expenses related to corporate debt.

The Company is headquartered in New Orleans, LA and has 496 employees worldwide as of March 16, 2012, of which 495 are full-time employees.

2011 Significant Achievements

•

Bulk Liquid Storage Projects—We completed multiple expansion projects during 2011, which included projects at our Houston 1, TX terminal adding 8.0 million gallons of storage capacity and two new dock lines, our Houston 2, TX terminal adding 2.5 million gallons of storage capacity, and our Amsterdam, Netherlands terminal adding 2.3 million gallons of storage capacity. All of the completed tanks at these expansion projects have been subsequently leased. The remaining 1.9 million gallons of storage capacity under construction at our Amsterdam, Netherlands terminal at the end of 2011 were completed in the first quarter of 2012. Additionally, we began several new construction projects, including capacity expansion at our Houston 1 terminal to add 6.0 million gallons of storage capacity and three new docks lines, as well as the associated inbound and outbound marine and land traffic infrastructure. We also began construction at our Houston 2 terminal to add 2.5 million gallons of storage capacity.

•

Quarterly Dividend—The Board of Directors declared our first quarterly dividend in August 2011 (and another subsequently in November 2011 and February 2012) of $0.04 per share of common stock, payable in cash or common stock to holders of our common stock and participating preferred stock. This dividend is consistent with our goal of building shareholder value, both in terms of our stock price and liquidity in the trading volume of our stock. By this means, we are providing a reward to our current shareholder base and are working to broaden our existing shareholder base to include more investors that focus on income, as well as growth, in their investment decisions.

•

Expanded Credit Facility—In July 2011, the Company and its bank syndicate amended certain key terms of the Company’s existing $200 million credit facility. The modifications included, among other items, the extension of the maturity date to July 6, 2015, the reduction of the interest rate and commitment fee payable, the relaxation of certain key financial covenants, the ability to pay dividends, and the addition of a $50 million accordion feature to the current facility.

•

Liquid Feed Supplement Achievements—In 2011, our liquid feed supplement business had an exceptional year, with a three-year high in total volume sold of 1.8 million tons, dollar gross profit of $50.8 million, and operating income of $13.4 million. We expanded our product offering to include low moisture tubs and believe this product line is complementary to our existing poured tub product line. Our new low moisture tub product line was introduced in December and will begin contributing to revenue and volume in 2012. Additionally, we completed research and commenced sales on a new environmentally-friendly “Eco Tub” container in the 4th quarter of 2011.

•

Safety Awards—We received three safety awards during 2011. Our Terminal Company received the Responsible Care Partner of the Year Award from the American Chemistry Council, which award is presented annually to three partner companies for their record of performance and dedication to safety. Our Terminal Company also received the Safety Improvement Award from the International Liquid Terminals Association (ILTA), which reflects the commitment, dedication, and collaborative effort of our employees with respect to the continual improvement of our health, safety, environmental and security performance. In addition, the National Safety Council recognized eleven of our facilities with its prestigious Safety Leadership Award. This award is presented to a facility that has achieved five consecutive years without a fatality or occupational injuries that result in days away from work.

For more detailed information on 2011 events, please see our Recent Developments section in Item 1.

Commercial Arrangements with the ED&F Man Group

The ED&F Man group is our largest stockholder, owning 100% of our outstanding Class B common stock, which constitutes 48.1% of all of our outstanding common stock, and 100% of our outstanding Series A Convertible Preferred Stock, a portion of which was deposited into escrow for release upon the achievement of certain earnings or stock price targets.

We have a commercial relationship with the ED&F Man group which centers on the following agreements.

Bulk Liquid Storage Arrangements

We and the ED&F Man group have a long-term storage agreement that addresses our supplier status. The initial term of the agreement runs until May 28, 2029, after which the agreement provides for automatic renewals for successive ten year periods, unless either party gives at least three years notice of non-renewal. In 2011, our bulk liquid storage net revenue earned from the ED&F Man group was $15.0 million, representing 17% of our total bulk liquid storage revenue. Our long-term relationship as a supplier of bulk liquid storage to the ED&F Man group’s various trading divisions has contributed to our performance. We believe that our relationship with the ED&F Man group provides us with global expansion opportunities. As a supplier, we expect to capitalize on the relationship, which should provide new business to both our existing and new locations.

Molasses Supply Arrangements

Molasses is an important ingredient utilized in our liquid feed supplement formulations. We and the ED&F Man group have a long-term molasses supply agreement, pursuant to which the ED&F Man group is our primary supplier of cane molasses. The initial term of the agreement runs until May 28, 2019, after which the agreement provides for automatic renewals for successive one-year periods unless either party gives at least one year’s notice of non-renewal. Effective

October 2011, an addendum to this molasses supply agreement was renewed, with a one-year term that slightly modifies the pricing mechanism. In 2011, our cost of purchases from the ED&F Man group was $87.6 million, representing 33% of total liquid feed supplements cost of sales.

Insurance Participation Agreement

We have a participation agreement with a captive insurance company owned by the ED&F Man group. The captive underwrites the self-insured portion of certain risks insured by us through the captive and charges a premium for the first layer of claims exposure. Under this agreement, all of our transactions are portioned into a separate operation cell from the ED&F Man group’s business.

Treasury Management Services

In connection with transitional treasury management services provided by ED&F Man Treasury Management plc (“ED&F Man Treasury”), an affiliate of the ED&F Man group, our international subsidiaries had cash on deposit with ED&F Man Treasury, bearing interest at the one-month LIBOR rate, in 2010 and the first half of 2011. This agreement was terminated during the first half of 2011 after transitioning these treasury management services to JPMorgan Chase Bank.

Strategic Review

On December 15, 2011, we announced the receipt of an unsolicited preliminary offer from ED&F Man, our largest stockholder, to acquire our animal feed supplements business and certain non-core bulk liquid storage terminals. Our Board of Directors has initiated a process to explore strategic alternatives for the company as a whole, including alternatives for the bulk liquid storage business. Our Board of Directors formed a Special Committee of independent directors to direct the strategic review process. The special committee has retained Evercore Partners as financial advisor to assist it during this process.

On December 21, 2011, we announced the receipt of an unsolicited proposal from an infrastructure investment fund to acquire us for $6.00 per common share, $6.00 for each outstanding Series A Convertible Preferred share and $1.00 for each outstanding Founder Warrant. The proposal was contingent upon the consummation of the proposed transaction to sell our animal feed supplements business and certain non-core bulk liquid storage terminals to ED&F Man. The special committee reviewed the unsolicited proposal with Evercore Partners and determined that it substantially undervalued the bulk liquid storage business and did not provide any basis to begin discussions or negotiations.

We have not set a timetable for evaluation of ED&F Man’s proposal or completion of the strategic review process. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that any transactions will be approved or consummated. See the “Risk Factors” section, item 1A of this Form 10-K for more details.

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

Acquisitions

Our acquisitions of businesses that result in our control of these businesses are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by our management, taking into consideration information supplied by the management of the acquired business and other relevant information. Such information includes valuations supplied by independent appraisal for significant business combinations. The valuations are based on one or more of three methods: future cash flow projections for the acquired assets, discounted to present value (income approach), the price at which comparable assets are purchased under similar circumstances (market approach), and an estimate of the current cost to purchase or replace the asset (cost approach). The determination of fair value requires significant judgment by management.

Goodwill and Indefinite-Lived Intangible Assets

We perform an impairment review of goodwill and certain indefinite lived intangible assets at least annually and also whenever certain events or changes in circumstances indicate that the carrying value of the goodwill or intangible asset is greater than its fair value.

Factors we consider important that could trigger an interim impairment review include significant underperformance relative to historical or projected future operating results, identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, significant adverse changes in business climate or regulations, significant changes in senior management, significant changes in the manner of our use of assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, a decline in our credit rating, or a reduction of our market capitalization relative to net book value. Determining whether a triggering event has occurred requires management to make significant judgments.

Our annual impairment review is based on a combination of the income approach, which estimates the fair value of our reporting units based on projected discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market multiples. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited, in the case of the market approach, to the selection of appropriate peer group companies and control premiums appropriate for acquisitions in the industries in which we compete, and in the case of the income approach, to the selection of the discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making our estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of a reporting unit or the amount of any possible goodwill impairment charge.

For purposes of goodwill assignment and subsequent review, it is necessary to determine appropriate reporting units for the Company. The determination of reporting units is based on whether discrete financial information is available which management regularly reviews, along with aggregation criteria based on geographic location, sizes, and economic characteristics. We determined that it was appropriate to use 21 reporting units, consisting of one reporting unit for our liquid feed supplements business and 20 reporting units related to our bulk liquid storage sites. Our five bulk liquid storage operating facilities located in the United Kingdom have been grouped into a single reporting unit due to their similar location, size, and economic characteristics. Goodwill was originally allocated between our two businesses acquired, bulk liquid storage and liquid feed supplements, based on fair value concepts including a combination of income, market, and cost approaches. With respect to our bulk liquid storage business, we further allocated the goodwill to the United Kingdom reporting unit and the other 19 bulk liquid storage reporting units based on historical profitability percentages.

As of October 1, 2011, our 21 reporting units had an aggregate goodwill balance of $88.7 million prior to our annual impairment assessment. We performed our annual goodwill impairment assessment as of October 1, 2011 and compared the fair value of each reporting unit using equal weighting to the income and market approaches to its carrying value as of October 1, 2011. This indicated that out of the 21 reporting units, three reporting units, our Gdynia, Poland, our Esbjerg, Denmark and our Riverdale, IL terminals, had a carrying value which exceeded their fair value. We then determined the implied fair value of goodwill of each of these three reporting units by comparing the fair value of the reporting unit to the aggregate fair value of all the assets and liabilities of the reporting unit. In each case, we determined that the implied fair value of goodwill of each of these three reporting units was zero. We therefore recorded a non-cash impairment charge to our goodwill of approximately $3.1 million, which was the entire amount of goodwill that had been allocated to these three reporting units. We recorded this impairment as a separate line item in total operating expenses on the Consolidated Statements of Operations.

The impairment of the $1.0 million goodwill at our Gdynia, Poland reporting unit, which consists of 10 storage tanks with an aggregate capacity of 7.9 million gallons, was primarily due to a continued decline in the Polish economy and the consequent reductions in our future revenue projections for the facility. Over the last year, a number of companies engaged in the production and movement of liquids used as feed stocks for other products have opted to use transloading to rail for immediate shipment to fill just-in-time requirements of end users. As such, utilization at this location has declined and customers have been reluctant in the near term to sign long term storage leases until general economic conditions improve.

The impairment of the $1.2 million goodwill at our Esbjerg, Denmark reporting unit, which consists of 12 storage tanks with an aggregate capacity of 4.8 million gallons, was primarily due to reductions in our future revenue projections for the facility as a result of local market conditions and changes to assumptions regarding future rates and product mixes.

The impairment of the $900,000 goodwill at our Riverdale, IL reporting unit, which consists of 16 storage tanks with an aggregate capacity of 5.7 million gallons, was primarily due to local competitive market conditions and the consequent reductions in future revenue projections for the facility as a result of changes to assumptions regarding rates and utilization.

As of October 1, 2011, the fair value of our other 18 reporting units exceeded their respective carrying values. The fair value of our liquid feed supplements segment reporting unit exceeded its carrying value with coverage of 110% (coverage of 100% equals 1 to 1). The fair values of two of our bulk liquid storage reporting units exceeded their respective carrying values with coverage less than 110% and the average amount of goodwill allocated to each was $4.1 million. All other reporting units had fair values that exceeded their respective carrying values with coverages greater than 110%. As of October 1, 2011, the amount of goodwill allocated to our liquid feed supplements reporting unit was $21.4 million and the amount of goodwill allocated to our bulk liquid storage segment business as a whole, after applying the impairment charge, was $64.7 million. Key assumptions that drive the fair value of our reporting units include projected revenue and expense growth rates, discount rates, and weighted average cost of capital. Potential events and circumstances that could negatively affect these assumptions, and adversely affect the fair values, are discussed at length in the “Risk Factors” section, Item 1A of this Form 10-K.

Property, Plant & Equipment

When purchased, the values of our property, plant & equipment are recorded initially at historical cost. However, when an item is acquired as part of the acquisition of a business, as has been the case for most of our property, plant & equipment, its value is initially recorded according to its estimated fair value. This value reflects management’s assumptions about the assumptions that would be made by market participants if they were to buy or sell each identified asset on an individual basis. Once an item is initially recorded, however purchased, it is later depreciated using the straight-line method over its estimated useful life, subject to adjustments due to economic or functional obsolescence.

The major portion of our property, plant & equipment consists of storage tanks that were acquired through acquisitions. We estimated the fair value of each such tank by estimating the cost to construct or buy a similar asset of equivalent utility at current prices. In order to establish a depreciation schedule, we also estimated the remaining useful lives of the storage tanks. The estimation of useful lives of such length is inherently uncertain, difficult, and imprecise. Factors such as changes in competition, regulation, or environmental matters may cause us to change our estimates. Changes in the estimated useful lives of the property, plant and equipment could have a material adverse effect on our results of operations.

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

Results of Operations

The following is a discussion of actual operating results for 2011, compared to actual operating results for 2010.

NET REVENUE

	Year Ended December 31,
(in thousands)	2011	2010	Change
Net revenue	$407,430	$342,658	$64,772

Total net revenue, including transactions between us and the ED&F Man group, increased $64.8 million, or 19%, to $407.4 million in 2011 when compared to $342.7 million in 2010, primarily due to higher liquid feed supplement volume. Net revenue from third parties increased $62.1 million or 19%, to $392.1 million in 2011 when compared to $329.9 million in 2010. Net revenue from related parties, which accounted for 4% of total net revenue in 2011 and 2010, increased by $2.6 million or 21%, to $15.3 million in 2011, when compared to $12.7 million in 2010.

The bulk liquid storage segment represented 22% and 26% of total net revenue in 2011 and 2010 respectively, while the liquid feed supplement segment represented the remaining 78% and 74% of total net revenue for these periods.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue increased by $395,000 to $89.0 million in 2011 from $88.6 million in 2010.

Bulk liquid storage net revenue within the U.S. accounted for 70% and 69% of total bulk liquid storage net revenue in 2011 and 2010 respectively. During 2011, bulk liquid storage net revenue within the U.S. increased $1.5 million, or 2%, compared to 2010, reflecting the expansion of our Port Allen, LA, Sioux City, IA, and Houston, TX facilities. We continued to experience healthy market conditions at most of our locations in the U.S. and we are continuing to experience high contract renewal percentages with annual price escalations. We are continuing to expand our Houston, TX facilities, with a total of 8.5 million gallons of storage capacity currently under construction.

Bulk liquid storage net revenue from outside the U.S. accounted for the remaining 30% and 31% of total bulk liquid storage net revenue in 2011 and 2010 respectively. During 2011, bulk liquid storage net revenue from outside the U.S decreased 4% compared to 2010. The decrease in revenue was primarily due to a softening in certain markets due to various local issues, including volatility in oil industry pricing and renewable energy subsidies. This has led to continued localized excesses in the supply of storage. This decrease was partially offset by an increase in revenue in the United Kingdom due to favorable demand for storage there, as well as by a combination of fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar in 2011. These fluctuating exchange rates had a combined positive impact on bulk liquid storage net revenue outside of the U.S. of approximately 4% during 2011 compared to these rates during 2010. The Company’s European activities are focused on developing new bulk liquid storage customers, including opportunities in markets such as the United Kingdom. We expect, however, that the overall state of the European storage market will be healthy and the current over supply situation is expected to be corrected as oil markets stabilize.

Our total global storage capacity (net of disposals and not including construction in progress) as of December 31, 2011 increased to approximately 363 million gallons, which includes 10.5 million gallons of capacity temporarily taken out of service for normal maintenance. The percentage capacity utilization of our bulk liquid storage facilities was approximately 91% as of December 31, 2011, compared to 96% as of December 31, 2010. The lower utilization was in part due to the 10.5 million gallons, or 2.9% of total capacity, being temporarily taken out of service for normal maintenance along with timing differences as contracts turn over. At December 31, 2010, only 3.4 million gallons, or 1.0% of total capacity, were temporarily taken out of service for normal maintenance.

We believe that capacity and capacity utilization are key to the profitability of our bulk liquid storage business. Once the fixed cost of constructing a terminal has been incurred, the marginal revenues received for storage services exceed the marginal cost of providing each additional increment of storage service. We are continuing to evaluate opportunities to increase our bulk liquid storage capacity, including possible future projects for greenfield expansions and targeted infill development. Additionally, we are evaluating growth opportunities by identifying new strategic locations to either acquire existing bulk liquid terminals from third parties or construct new bulk liquid terminals on available land.

Liquid Feed Supplements

In 2011, net revenue for the liquid feed supplements business totaled $318.4 million, an increase of $64.4 million or 25% compared to net revenue of $254.0 million in 2010. Revenue was generated mainly from liquid feed supplement product sales, with a small proportion of revenue arising from solid or more traditional animal feeds. Volume in 2011 increased 13% to 1.8 million tons compared to 1.6 million tons in 2010 due to increased demand for lower cost alternatives to high priced dry commodities. Geographically, 98% of liquid feed supplement total net revenue was realized in the United States for 2011 and 2010, with the remaining 2% realized outside of the United States.

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

COST OF SALES

	Year Ended December 31,
(in thousands)	2011	2010	Change
Costs of sales	$267,577	$206,842	$60,735
Liquid feed supplement volume (tons)	1,837	1,625	212
Dollar gross profit	$50,842	$47,200	$3,642

In 2011, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, totaled $267.6 million, an increase of $60.7 million or 29%, compared to cost of sales of $206.8 million in 2010. The increase in costs of sales was primarily due to the higher volume and an increase in input costs. Costs of sales include the cost of molasses and other ingredients in our liquid feed supplement operations, as well as promotional expenses.

Dollar gross profit (net revenue including from related parties, less cost of sales) in our liquid feed supplements business increased $3.6 million or 8%, to $50.8 million in 2011, compared to $47.2 million in 2010, as a result of higher sales volume in 2011.

Gross profit margin percentage (net revenue including from related parties, minus cost of sales, divided by net revenue) for the liquid feed supplements business was 16.0% in 2011 compared to 18.6% in 2010. This percentage decrease was primarily due to higher input costs as well as a higher proportion of lower margin products in the mix of overall sales. The decrease was also partially due to certain other income items recognized in 2010 that had a positive impact on gross profit margin percentage in 2010 and were not repeated in 2011.

OTHER OPERATING COST AND EXPENSES

	Year Ended December 31,
(in thousands)	2011	2010	Change
Other operating costs and expenses	$58,268	$56,928	$1,340

Other operating costs and expenses in 2011 were $58.3 million, an increase of $1.3 million or 2%, from $56.9 million in 2010. The increase in 2011 was primarily due to higher bulk liquid storage operating costs and expenses in both the U.S. and Europe during 2011 as compared to 2010.

Bulk liquid storage other operating costs and expenses in the U.S. increased due to additional bulk liquid storage facility costs relating to the Port Allen, LA and Houston, TX expansions, as well as a $411,000 insurance claim recovery in 2010 that offset expenses for that time period, whereas no such recoveries of this size were experienced in 2011.

Bulk liquid storage other operating costs and expenses outside of the U.S. increased due to additional other operating costs at our United Kingdom bulk liquid storage facilities, as well as from fluctuating exchange rates in the Euro, Pound Sterling and Canadian Dollar. These rates together increased bulk liquid storage other operating costs and expenses outside of the U.S. by approximately 4% in 2011 compared to these rates in 2010.

These factors were partially offset by a 3% decrease in liquid feed supplement other operating costs and expenses resulting from facility efficiencies and product mix changes.

Of the total other operating costs and expenses, the bulk liquid storage segment represented 65% and 63% in 2011 and 2010 respectively, and the liquid feed supplement segment represented 35% and 37%. Major components of other operating costs and expenses included payroll, repairs, utilities, and insurance.

DEPRECIATION AND AMORTIZATION

	Year Ended December 31,
(in thousands)	2011	2010	Change
Depreciation and amortization	$25,694	$25,595	$99

Depreciation and amortization costs increased by $99,000 to $25.7 million in 2011 from $25.6 million in 2010. The increase was mainly due to our recent completion of new capital investments in the United States and Europe, including the expansion of our Port Allen, LA, Sioux City, IA, and Houston, TX facilities. This was partially offset by a one-time expense of $1.2 million in additional depreciation recorded during the second quarter of 2010 as a result of the cumulative impact of purchasing accounting requirements from 2009 relating to the Company finalizing the assumptions used in assigning useful lives to the property, plant, and equipment acquired in the May 28, 2009 business combination.

Of the total depreciation, the bulk liquid storage segment represented 78% and 80% in 2011 and 2010 respectively, and the liquid feed supplement segment represented 19% for the same periods. The Corporate non-operating segment represented the remaining 3% and 1% in 2011 and 2010, relating mainly to information technology software.

SELLING, GENERAL, AND ADMINISTRATIVE ESPENSES

	Year Ended December 31,
(in thousands)	2011	2010	Change
Selling, general and administrative expenses	$33,852	$34,026	$(174)

Selling, general and administrative expenses in 2011 decreased by $174,000, to $33.9 million, compared to $34.0 million in 2010. Public company corporate-related fees including legal and advisory services decreased by $1.1 million in 2011 compared to 2010 as a result of cost control measures implemented during the year and one-time projects in 2010 that were not repeated in 2011. This decrease was partially offset by higher U.S. employee medical claim activity in 2011 and moderate increases in personnel related costs since 2010.

Of the total selling, general, and administrative expenses, the bulk liquid storage segment represented 19% and 22% in 2011 and 2010 respectively, the liquid feed supplement segment represented 36% and 33%, and the corporate segment represented the remaining 45% for the periods. Selling, general, and administrative expenses include costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations, as well as corporate general and administrative costs.

GOODWILL IMPAIRMENT

	Year Ended December 31,
(in thousands)	2011 Actual	2010 Actual	Change
Goodwill impairment	$3,095	$2,062	$1,033

During the fourth quarter of 2011, we performed our annual goodwill impairment assessment. It was determined that goodwill impairment existed at our Gdynia, Poland, our Esbjerg, Denmark, and our Riverdale, IL facilities. As a result, we recorded a non-cash impairment charge to goodwill of $3.1 million which extinguished the entire amount of goodwill at these reporting units. The impairment was primarily due to reductions in our future revenue projections for these facilities as a result of local market conditions and changes to assumptions about future conditions at these facilities such as rates, utilization, and product mixes. No other goodwill adjustments were necessary for our other 18 reporting units in 2011. In 2010, we recorded a non-cash impairment charge to goodwill of $2.1 million relating to our Dublin, Ireland facility. For a more detailed discussion of our recent goodwill impairment assessments, see “Critical Accounting Estimates – Goodwill and Indefinite-Lived Intangible Assets.”

FOUNDER WARRANT EXPENSE

	Year Ended December 31,
(in thousands)	2011	2010	Change
Founder warrant expense	$—	$1,381	$(1,381)

During 2010, our shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants. As a result, the Company recognized a non-cash expense of $1.4 million in 2010 which is equal to the increase in value of the founders warrants as of the date the amendment was approved. There was no such expense 2011.

OPERATING INCOME

	Year Ended December 31,
(in thousands)	2011	2010	Change
Operating income	$18,944	$15,824	$3,120

Operating income increased by $3.1 million or 20%, to $18.9 million in 2011 from $15.8 million in 2010. This increase was due in part to an increase in liquid feed supplement gross profit and an increase in bulk liquid storage net revenue within the U.S. The increase was also due in part to a one-time founder warrant expense of $1.4 million in 2010 and lower liquid feed supplement other operating costs and expenses in 2011 as compared to 2010. These factors were partially offset by lower bulk liquid storage revenue outside of the U.S. and higher total bulk liquid storage other operating costs and expenses and goodwill impairment charges during 2011 compared 2010.

Operating income in 2011 was comprised of operating income of $21.6 million from the bulk liquid storage segment and $13.4 million from the liquid feed supplements segment, less corporate costs of $16.0 million. Operating income in 2010 was comprised of operating income of $22.9 million from the bulk liquid storage segment and $10.0 million from the liquid feed supplements segment, less corporate costs of $17.0 million.

INTEREST EXPENSE, NET

	Year Ended December 31,
(in thousands)	2011	2010	Change
Interest, net	$(4,393)	$(5,119)	$726

Interest expense decreased by $726,000 or 14%, to $4.4 million in 2011 compared to $5.1 million in 2010. The decrease was primarily due to the reduction of interest rates and commitment fees payable as a result of the recent amendment to our credit facility signed in July 2011. This amendment also extended the maturity of the overall facility and resulted in a longer amortization period for debt financing costs.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Year Ended December 31,
(in thousands)	2011	2010	Change
Loss on disposal of property, plant & equipment	$(1,384)	$(947)	$(437)

Loss on disposal of property, plant & equipment increased $437,000 to $1.4 million in 2011 compared to $947,000 in 2010. These losses resulted from the disposition of obsolete equipment during the period which no longer had a useful life.

INCOME TAXES

	Year Ended December 31,
(in thousands)	2011	2010	Change
Income tax provision	$(7,511)	$(3,650)	$(3,861)

Our income tax provision of $7.5 million for 2011 increased by $3.9 million from $3.7 million for 2010. This increase was primarily due to a $1.2 million normal increase in our tax provision due to our increase in income (before income tax provision and equity in loss of unconsolidated subsidiary) and a $1.1 million increase in U.S. tax provision on foreign earnings (due to distributions from our foreign subsidiaries to our U.S. parent).

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY, NET

	Year Ended December 31,
(in thousands)	2011	2010	Change
Equity in loss of unconsolidated subsidiary, net	$(590)	$(433)	$(157)

Equity in loss of unconsolidated subsidiary increased $157,000 to a cumulative loss of $590,000 in 2011 compared to a cumulative loss of $433,000 in 2010. This represents our portion of the losses in the 50:50 joint venture that we have in Australia. Feed volumes in the joint venture were down due to severe unseasonable weather conditions in Australia during the first part of 2011 as well as lower cattle headcount in the Australian market. Initiatives to address these conditions include the implementation of a more structured product pricing mechanism, better product mix determination and additional product line development, restructuring of the sales department, additional operating cost control measures, and introduction of lower cost commodity inputs.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Year Ended December 31,
(in thousands)	2011	2010	Change
Net income attributable to Westway Group, Inc.	$4,940	$5,678	$(738)

Net income attributable to Westway Group, Inc. decreased by $738,000 to $4.9 million in 2011 as compared to $5.7 million in 2010. This decrease is primarily due to an increase in income tax provision of $3.9 million and an increase in the loss on disposal of obsolete property, plant, and equipment of $437,000, partially offset by an increase in operating income of $3.1 million and a decrease in interest expense of $726,000.

PREFERRED DIVIDENDS ACCRUED

	Year Ended December 31,
(in thousands)	2011	2010	Change
Preferred dividends accrued	$(4,458)	$(4,250)	$(208)

Accruals for preferred dividends increased slightly to $4.5 million in 2011 compared to $4.3 million in 2010. The increase of $208,000 was the result of dividends accruing on an additional 1.8 million shares of Series A Convertible Preferred Stock issued in 2011 in satisfaction of outstanding unpaid accrued dividends.

NET INCOME (LOSS) APPLICABLE TO COMMON AND PARTICIPATING STOCKHOLDERS

	Year Ended December 31,
(in thousands)	2011	2010	Change
Net income applicable to participating stockholders	$2,577	$—	$2,577
Net income (loss) applicable to common stockholders	$(2,095)	$1,428	$(3,523)

Net income applicable to participating stockholders was $2.6 million in 2011, due to $2.6 million of common dividends paid to participating stockholders. No common dividends were paid in 2010.

Net income (loss) applicable to common stockholders decreased by $3.5 million to a loss of $2.1 million in 2011 as compared to income of $1.4 million in 2010. This decrease was due to an increase in net income applicable to participating stockholders of $2.6 million (as a result of common dividends paid to participating stockholders), a decrease in net income attributable to Westway Group, Inc. of $738,000, and an increase in preferred dividends accrued of $208,000.

Trends in Results of Operations

In our bulk liquid storage business, global demand has generally remained strong, notably in the U.S. and the United Kingdom. Contracts continue to renew at a high percentage and at higher rates due to contract escalations. We do, however, recognize softness in certain European markets due to various local issues, including volatility in oil industry pricing and renewable energy subsidies. This has led to continued localized excesses in the supply of storage. We believe, however, that the overall state of the storage market is healthy and the current over supply situation in Europe is expected to be corrected as energy markets stabilize.

Our liquid feed supplements business achieved higher sales volume in 2011 as compared to 2010 by providing our customers with products that met their price points and business needs in a changing market environment. Although our gross profit margin percentage has decreased compared to prior years as a result of competitive pricing, we have increased volumes and dollar gross profit in 2011 by offering our liquid feed alternatives in a market experiencing high priced dry feed commodities. One of our new liquid feed supplement projects to expand our product offering to include low moisture tubs was completed in December 2011 and will begin contributing revenue in 2012. This project was initially expected to come online during the summer months of 2011, however, due to extended research, this project was delayed.

The liquid feed supplement business is normally affected by seasons of the year, primarily due to the availability of pasture grass for livestock grazing. Traditionally, the demand for our liquid feed supplements is lower during the spring and summer months when pasture grasses are more prevalent, absent extreme or unusual weather conditions, while the stronger demand occurs in the fall and winter months. During the summer of 2011, our liquid feed supplement revenue exhibited an atypical increase stemming from a different variable than seasonality. More specifically, general economic conditions caused livestock owners and producers to seek lower cost alternatives to high priced dry commodities, particularly those that are corn based. Our feed staff implemented a strategy to provide such products that would fill this demand, albeit at lower profit margins but at higher volume levels. It is possible that this competitive advantage may continue into the future, depending on economic and market conditions, in addition to the normal seasonal pattern of stronger demand in the fall and winter.

Liquidity and Capital Resources

General

Cash and Working Capital

During 2011, our cash and cash equivalents increased by $827,000 to a total of $13.5 million at December 31, 2011, of which $5.3 million was held by foreign subsidiaries. This increase was the result of cash provided by operating activities of $38.7 million, cash used in investing activities of $39.1 million, cash provided by financing activities of $1.4 million, and a negative exchange rate effect of $127,000.

Our working capital (by which we mean total current assets less total current liabilities) increased from $27.5 million at December 31, 2010 to $37.0 million at December 31, 2011.

Total net trade accounts receivable, including amounts due from related parties, increased 18% to $47.3 million at December 31, 2011 from $40.1 million at December 31, 2010, due primarily to higher sales volume and sales prices in the liquid feed supplement business.

Our inventories increased 28% to $19.8 million at December 31, 2011 from $15.5 million at December 31, 2010, due primarily to an increase in purchased raw material volumes and prices.

Total trade accounts payable, including amounts due to related parties, increased 28% to $21.7 million at December 31, 2011 from $16.9 million at December 31, 2010, due primarily to increased volumes and input prices in the liquid feed supplement business.

Total accrued expenses and other current liabilities decreased 12% to $28.4 million at December 31, 2011 from $32.3 million at December 31, 2010, due primarily to the issuance of Series A Convertible Preferred Stock during 2011 in satisfaction of all outstanding accrued dividends through December 31, 2010 that totaled $6.8 million. This was partially offset by an increase in dividends payable relating to the quarterly dividends declared in the second half of 2011 as well as an increase in goods received and not yet invoiced as a result of higher sales volume and sales prices in the liquid feed supplements business.

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

At December 31, 2011, we had $106.5 million of borrowing capacity available under our $200 million bank revolving credit facility. We have the option, subject to certain conditions, to increase the credit facility by up to $50 million (the “accordion” feature).

Our internal sources of liquidity generally include our cash balances, our cash equivalents (which are readily convertible to cash), and our current cash flows from operations. Our external sources of liquidity include our bank revolving credit facility. Our available sources of liquidity include the balance still available to be drawn down under the credit facility.

Uses

During 2011 we used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll, to fund capital expenditures for maintenance, expansions, and acquisitions, to pay debt service and taxes, to repurchase shares of our Class A common stock, and to pay cash dividends.

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

Our net cash provided by operating activities during 2011 was $38.7 million, an increase of $4.3 million compared to $34.4 million net cash provided by operations for 2010. This increase in operating cash flow compared to 2010 is largely due to an increase in net income before certain adjustments including goodwill impairment, deferred income taxes, and loss on disposal of property, plant, and equipment, partially offset by the aggregate net change in working capital items.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, throughput fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in net cash used of $39.1 million for 2011, compared to net cash used of $22.6 million for 2010. This change is due to increased capital expenditures, primarily in our bulk liquid storage segment in the United States and Amsterdam, Netherlands. Historically, cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Capital Expenditures

During 2011, capital expenditures for our bulk liquid storage and liquid feed supplements businesses were $32.2 million and $6.3 million, respectively, with our corporate office capital expenditures totaling $695,000.

Consistent with our strategy of investment in deep water locations and expansion of existing sites in our bulk liquid storage business, in 2011, we spent $10.1 million to complete construction of our Houston #1 facility expansion, $3.0 million to expand our Houston #2 facility, and $7.0 million to expand our Amsterdam facility. In addition, we spent $9.9 million on maintenance capital expenditures on equipment relating to our bulk liquid storage business.

In our liquid feed supplements business, we spent $1.8 million in expansion related projects, primarily the construction of facilities to produce our new low moisture tubs, as well as additional storage tanks at various locations. We spent $4.4 million of maintenance capital expenditures on equipment in 2011 as well.

Financing Activities

Our financing activities resulted in net cash provided of $1.4 million for 2011, compared to net cash used of $8.3 million for 2010. The difference between the periods is primarily due to additional borrowings on our credit facility during 2011, partially offset by payments used to purchase 34,874,820 of our publicly traded warrants during 2010 for $4.5 million.

Proceeds from borrowings under our credit facility increased to $89.9 million for 2011 compared to $53.0 million for 2010 primarily due to higher liquid feed supplement ingredient prices and purchase volumes which required additional financing. The proceeds of the credit facility are used by the Company for general corporate purposes, which includes among other things working capital and capital expenditures. Repayments on our credit facility for 2011 totaled $84.9 million compared to $56.1 million for 2010. This increase was due to higher liquid feed supplement sales prices and volumes which enabled us to repay more on our credit facility.

Significant non-cash financing activities in 2011 included the issuance of 1.8 million newly-issued shares of Series A Convertible Preferred Stock, with a fair value of $10.1 million, the accrual of $4.5 million of preferred dividends, and the issuance of 322,879 shares of common stock valued at $1.3 million as a result of the dividends declared in 2011.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During 2011, the effect of exchange rate changes decreased our cash and cash equivalents by $127,000 primarily due to the strengthening of the U.S. dollar against other foreign currencies including the Euro, Canadian Dollar, and Polish Zloty during this period. During 2010, the effect of exchange rate changes decreased our cash and cash equivalents by $543,000 primarily due to the strengthening of the U.S. dollar against the Euro and Pound Sterling during this period.

Bank Syndicate Credit Facility

On July 6, 2011, we and our bank syndicate amended various terms of our existing $200 million credit facility. The modifications included, among other items, the extension of the maturity date to July 6, 2015, the reduction of the interest rate and commitment fees payable, the relaxation of certain key financial covenants, and the addition of a new $50 million accordion feature to the current facility. Up to $10 million of the bank credit facility remains available for the issuance of letters of credit, and we may still make short-term borrowings of up to $10 million under a “swingline” facility. As of December 31, 2011, the total balance outstanding on the bank credit facility was $93.5 million.

The interest rate for each loan is, at our option, either (a) LIBOR, adjusted by the statutory reserve rate, plus 2.25% to 3.0% per year, or (b) 1.25% to 2.00% per year plus the highest of (i) JP Morgan Chase’s public prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the one-month LIBOR adjusted by the statutory reserve rate plus 1.0%. The precise rate varies based on the consolidated total leverage ratio at the end of each fiscal quarter. We must pay a commitment fee of 0.50% per year on the average daily unused amount of the credit facility. The revolving credit facility is secured by (a) guarantees by all of our domestic wholly-owned subsidiaries (one of which owns all our foreign subsidiaries); (b) first priority liens on substantially all our domestic personal property; (c) pledge of 100% of the equity of all our domestic wholly-owned subsidiaries and 65% of the equity of our foreign wholly-owned subsidiary that owns all our other foreign subsidiaries; and (d) first mortgage liens on our fee or leasehold interests in 7 facilities, then having a fair market value of approximately $120 million.

The credit facility includes various customary covenants and other provisions, including a negative pledge on substantially all our non-mortgaged assets restricting their encumbrance, and restrictions on our ability to make capital expenditures, dispose of assets, incur indebtedness, encumber assets, pay dividends, redeem securities, make investments, change the nature of our business, acquire or dispose of a subsidiary, enter into transactions with affiliates, enter into hedging agreements, or merge, consolidate, liquidate, or dissolve. We also must maintain certain financial covenants, including (a) a specially-defined maximum consolidated total leverage ratio, measured quarterly, of no more than 3.75 to 1 as of December 31, 2011 and, (b) a specially-defined minimum consolidated interest coverage ratio, measured quarterly, of not less than 3.0 to 1. Our actual ratios with respect to these two financial covenant tests as of December 31, 2011 were 1.93 to 1 and 11 to 1, respectively.

Events of default include, among other things, covenant violations, events having a material adverse effect, and change of control (specially defined). Based on our December 31, 2011 financial position and the current market conditions for our products and services, we anticipate that we will be able to comply with our covenants through 2012.

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

Capital Expenditures

In the normal course of business, we make investments in the properties and facilities utilized by our bulk liquid storage and liquid feed supplements businesses. As a result, at any given time, we have outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred. At December 31, 2011, these commitments totaled $7.7 million in the aggregate.

For 2012, we expect that capital expenditures for expansion and maintenance will be consistent with 2011. We continue to evaluate our capital budget and may make changes as economic conditions warrant.

Maintenance capital expenditures include the refurbishment of storage tanks, piping, and dock facilities, and environmental capital expenditures, principally for improvements in containment measures.

Currently, we are in the process of expanding the capacity of several of our terminal sites. At our Houston 1, TX facility, we are constructing six new 1 million gallon tanks and three new dock lines as well as the associated inbound and outbound marine and land traffic infrastructure. We are also constructing four new 630 thousand gallon tanks at our Houston 2, TX facility. Completion of these projects is on schedule and expected in the latter half of 2012.

Other Uses

In addition to maintenance and expansion and acquisition capital expenditures, we expect to use our available cash flow to pay operating expenses, interest payments, tax payments, and discretionary debt principal payments, as well as any cash dividends.

As part of our operating expenses, we expect to continue to make significant purchases of raw materials for our liquid feed supplements business. We have a long-term molasses supply agreement with the ED&F Man group, pursuant to which the ED&F Man group is expected to continue to be our primary supplier of cane molasses.

Also as part of operating expenses, we expect to continue to make significant lease payments. We have operating leases on 21 bulk liquid storage facilities and 12 liquid feed supplements processing and distribution facilities. Typically our leases extend beyond five years.

Any liquidity in excess of our operating expenses, planned capital expenditures, and interest, tax, and cash dividend payments is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy, which at this time is principally focused on expanding our bulk liquid storage business. Our expansion and acquisition capital expenditures can generally be accelerated or scaled back depending on our liquidity.

Sources

We expect our principal sources of liquidity in 2012 to be our cash from operations supplemented by our credit facility, on which the available borrowing capacity on December 31, 2011 was $106.5 million, not including the $50 million accordion feature. We are not predicting any material changes in the mix or relative cost of our capital resources in 2012 from December 31, 2011.

We expect our cash flow from operating activities to be positive for 2012 as a whole. As cash flow from operations is a key source of liquidity for us, decreases in demand for our products or services would reduce the availability of funds, especially any decrease in demand for bulk liquid storage services by the ED&F Man group, our largest customer.

We expect that our operating expenses, maintenance capital expenditures, interest payments, tax payments, and cash dividends will generally be funded by cash from operating activities in 2012.

We believe cash generated from operations, combined with our availability to draw on our current credit facility, will be sufficient to fund our expansion and acquisition capital expenditures in 2012.

We expect that our debt principal payments will generally be funded by refinancing as such principal payments come due.

Short-term Adequacy

We believe that our current cash and cash equivalents, credit facility, and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, to make our planned capital expenditures, to pay cash dividends, and to meet our commitments for the next 12 months. We do not expect that we will be in breach of any covenants relating to our outstanding debt during this period.

Cash generated from operating activities can fluctuate depending on global economic conditions. If the availability of credit is tightened due to economic conditions, this could affect the demand of some of our customers for our products and services. Nonetheless, we expect to have sufficient access to cash to complete our committed expansion projects in 2012.

Long-term Adequacy

Beyond 2012, we expect to have the ability to generate sufficient liquidity and capital resources to meet our future cash requirements, including our debt obligations, for the reasonably foreseeable future. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

•	our businesses should continue to generate sufficient operating cash flow on an annual basis;

•	the ongoing maintenance capital expenditures associated with our businesses should be readily funded from their annual operating cash flow or available financing; and

•	we expect be able to refinance or extend maturing debt on appropriate terms that can be supported by the performance of our businesses.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements, capital expenditure plans, and cash dividends. Our ability to access additional debt or equity capital in the long-term depends on the availability of capital markets, our operating and financial performance, and pricing on commercially reasonable terms. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current capital structure and financing, including the issuance of additional equity or long-term debt, refinancing our credit facility, and other restructurings or financings. In addition, we may from time to time seek to repurchase a portion of our outstanding equity, including common stock and/or warrants, in open market purchases, privately negotiated transactions, or otherwise; and our board of directors may also review our corporate dividend policy. These matters, if any, will depend on prevailing market conditions, contractual restrictions, government regulations, bank covenants, and other factors. The amount of these activities may be material and may involve significant amounts of cash and/or financing availability.

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

Liquid Feed Supplements

Our liquid feed supplements business provides a range of liquid feed supplements to customers both large and small across a wide range of regions within the United States, Canada, and eastern Australia. Historically, customer relationships usually are long and, although particular sales are not generally contracted in excess of one month ahead of delivery, the relationships usually result in stable income streams. Even so, changes in the customer base do occur and do have an impact on our profitability. The business can be significantly affected by the overall health of the cattle and dairy markets.

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

Interest Rate Risk

The fair value of our cash and cash equivalents at December 31, 2011, approximated its carrying value due to the short-term duration of the cash-equivalent financial instruments. Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or short-term U.S. market rates, at our option. We currently do not use derivative instruments to manage our interest rate risk, but we may in the future. We continuously monitor our level of borrowings to evaluate our potential exposure to interest rate risk, including our assessment of the current and future economic environment.

At December 31, 2011, we had outstanding borrowings of approximately $93.5 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2011 and 2010, if both LIBOR and short-term U.S. market interest rates were to increase or decrease by 100 basis points, the potential annual decrease or increase, respectively, in our 2011 and 2010 pre-tax earnings would each be approximately $900,000, and in our after-tax net earnings would each be approximately $600,000. We are assuming a constant outstanding principal balance under our revolving credit facility and a hypothetical shift in market interest rates in the indicated direction throughout 2011 and 2010, respectively. Changes in our outstanding principal balance or other changes in interest rates would lead to different results.

Foreign Currency Exchange Rate Risk

Our foreign operations represent approximately 13% of our total bulk liquid storage and liquid feed supplements segments operating income and approximately 24% of our asset base. We maintain various operations in multiple foreign locations detailed in the table below. These foreign operations generally incur local operating costs and generate revenues in currencies other than the U.S. Dollar. These foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign currency exchange gains and losses. We do not presently hedge against the risks of foreign currency fluctuations. In the event of significant fluctuations in foreign currencies, we may experience declines in revenue and adverse impacts on operating results and such changes could be material. To manage foreign currency risk, we closely monitor the working capital requirements of our foreign operations, as well as movements in foreign exchange rates. We are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

The following table lists the foreign countries in which we do business and the functional currency of each:

Foreign Countries	Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Netherlands	Euro
Ireland	Euro
Denmark	Danish Krone
Poland	Polish Zloty
Korea	Korean Won
Australia	Australian Dollar

We have identified the Canadian Dollar, the British Pound, and the Euro as the currencies with the most potential to impact our net earnings. A hypothetical 15% increase or decrease in all three of these foreign currency exchange rates against the U.S. dollar, would have potentially increased or decreased, respectively, our annual pre-tax earnings (which are expressed in U.S. dollars) by approximately $1.1 million and $1.2 million respectively for the years ended December 31, 2011 and 2010, and our after-tax net earnings by approximately $700,000 and $800,000 respectively.

Our accumulated other comprehensive income as presented in our consolidated statements of stockholders’ equity and statements of comprehensive income includes unrealized gains and losses from foreign currency translation. The assets, liabilities and results of operations of certain of our foreign subsidiaries are measured using their functional currency, which is the currency of the foreign economic environment in which they operate. Upon consolidating these subsidiaries, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date, their revenue and expenses are translated at the weighted average currency exchange rate for the applicable reporting period, and their stockholder’s equity accounts are translated at historical exchange rates during the applicable reporting periods. Gains or losses from translation of foreign subsidiaries are included in accumulated other comprehensive income.

Translation adjustments included in accumulated other comprehensive income as of December 31, 2011 were $2.8 million of unrealized losses primarily due to the strengthening of the U.S. dollar against other foreign currencies including the Euro, Canadian Dollar and Polish Zloty. This exchange rate change negatively impacted the net assets used in our foreign operations and held in local currencies, resulting in a change in cumulative translation adjustments to a $2.5 million unrealized loss as of December 31, 2011, compared to a $231,000 unrealized gain as of December 31, 2010. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

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

Typically the majority of our raw material inputs are purchased from markets that can be volatile and are not provided the protections of standard risk management tools. Many of these ingredients are purchased from the food industry (corn, soybean, sugar milling), as well as from other industrial production. As such, the ingredients purchased by us are by-product streams ancillary to our suppliers’ main product stream and do not necessarily synchronize with the seasonality of our business. This requires us to make future purchase and storage commitments based upon knowledge of our industry as well as the production and pricing of numerous other industries.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Westway Group, Inc.

We have audited the accompanying consolidated balance sheets of Westway Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westway Group Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 30, 2012

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,479	$12,652
Trade accounts receivable from third parties, net	45,579	37,297
Trade accounts receivable from related parties	1,752	2,769
Inventories	19,789	15,463
Other current assets	6,495	8,493

Total current assets	87,094	76,674
Investment in unconsolidated subsidiary	3,449	4,277
Property, plant and equipment, net	323,458	313,491
Goodwill	85,883	89,217
Other intangibles, net	7,912	8,221
Other non-current assets	4,235	3,341

Total assets	$512,031	$495,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$14,134	$8,009
Trade accounts payable to related parties	7,568	8,909
Accrued expenses and other current liabilities	28,395	32,276

Total current liabilities	50,097	49,194
Borrowings under credit facilities	93,534	88,534
Deferred income taxes	71,565	64,624
Other long-term liabilities	702	660

Total liabilities	215,898	203,012

Stockholders’ equity:
Preferred stock: none authorized or outstanding at December 31, 2011. (December 31, 2010: $0.0001 par value; 7,000,000 shares authorized; none outstanding)	—	—
Series A Convertible Preferred stock: $0.0001 par value; 40,000,000 authorized; 32,724,874 outstanding at December 31, 2011. (December 31, 2010: $0.0001 par value; 33,000,000 authorized; 30,886,830 outstanding)	187,387	177,291
Common Stock: $0.0001 par value; 235,000,000 shares authorized; 26,892,179 outstanding at December 31, 2011 represented by 13,993,369 Class A and 12,898,810 Class B shares. (December 31, 2010: $0.0001 par value; 235,000,000 shares authorized; 26,841,580 shares outstanding represented by 14,217,577 Class A and 12,624,003 Class B shares)	3	3
Additional paid-in capital	127,026	131,039
Accumulated other comprehensive income (loss)	(2,538)	231
Retained earnings (accumulated deficit)	(2,600)	(3,082)
Treasury stock at cost – 2,335,569 shares at December 31, 2011. (December 31, 2010: 2,335,569 shares)	(14,013)	(14,013)

Total Westway Group, Inc. stockholders’ equity	295,265	291,469
Non-controlling interest	868	740

Total stockholders’ equity	296,133	292,209

Total liabilities and stockholders’ equity	$512,031	$495,221

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Net revenue
Bulk liquid storage	$74,049	$76,466
Liquid feed supplements	318,097	253,531
Related parties	15,284	12,661

Total net revenue	407,430	342,658
Costs of sales – liquid feed supplements
Third parties	180,012	140,464
Related parties	87,565	66,378

Total costs of sales – liquid feed supplements	267,577	206,842
Other operating costs and expenses	58,268	56,928
Depreciation and amortization	25,694	25,595
Selling, general and administrative expenses	33,852	34,026
Goodwill impairment	3,095	2,062
Founder warrant expense	—	1,381

Total operating expenses	388,486	326,834

Operating income	18,944	15,824

Other expense
Interest, net	(4,393)	(5,119)
Loss on disposal of property, plant & equipment	(1,384)	(947)

Total other expense	(5,777)	(6,066)
Income before income tax provision and equity in loss of unconsolidated subsidiary	13,167	9,758
Income tax provision	(7,511)	(3,650)
Equity in loss of unconsolidated subsidiary, net	(590)	(433)

Net income	5,066	5,675

Net (income) loss attributable to non-controlling interest	(126)	3

Net income attributable to Westway Group, Inc.	4,940	5,678
Preferred dividends accrued	(4,458)	(4,250)
Net income applicable to participating stockholders	2,577	—

Net income (loss) applicable to common stockholders	$(2,095)	$1,428

Earnings (loss) per share of common stock:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02
Dividends declared per share	$0.08	$—

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2011	2010
Net income	$5,066	$5,675
Other comprehensive income (loss) net of tax effect:
Foreign currency translation	(2,767)	(2,166)

Comprehensive income	2,299	3,509
Comprehensive (income) loss attributable to non-controlling interest	(128)	3

Comprehensive income attributable to Westway Group Inc.	$2,171	$3,512

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2009 to December 31, 2011

(in thousands)

	Westway Group, Inc. Stockholders’ Equity												Non- controlling Interest	Total Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity
	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2009	30,887	$177,291	13,941	$2	12,624	$1	$133,456	$(4,284)	$2,397	2,352	$(14,115)	$294,748	$613	$295,361
Issuance of class A common shares from treasury			17					(31)		(17)	102	71		71
Reclassification of additional paid in capital to retained earnings relating to treasury stock							195	(195)				—		—
Restricted stock activity, net of shares forfeited			258				541					541		541
Founder warrant extension							1,381					1,381		1,381
Warrant tender			2				(4,534)					(4,534)		(4,534)
Convertible preferred dividend accrued								(4,250)				(4,250)		(4,250)
Non-controlling interest adjustment													130	130
Comprehensive income:
Net income								5,678				5,678	(3)	5,675
Foreign currency translation									(2,166)			(2,166)		(2,166)

Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209

(in thousands, except per share data)	Westway Group, Inc. Stockholders’ Equity												Non- controlling Interest	Total Stockholders’ Equity
	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity
	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209
Convertible preferred shares issued	1,838	10,096										10,096		10,096
Convertible preferred dividend accrued								(4,458)				(4,458)		(4,458)
Dividends on common and convertible preferred shares			48		275		(3,457)					(3,457)		(3,457)
Restricted stock activity, net of shares forfeited			56				916					916		916
Purchase and retirement of common stock			(329)				(1,472)					(1,472)		(1,472)
Comprehensive income:
Net income								4,940				4,940	126	5,066
Foreign currency translation									(2,769)			(2,769)	2	(2,767)

Balance, December 31, 2011	32,725	$187,387	13,993	$2	12,899	$1	$127,026	$(2,600)	$(2,538)	2,335	$(14,013)	$295,265	$868	$296,133

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,066	$5,675
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,816	2,425
Provision for doubtful accounts receivable	492	177
Goodwill impairment	3,095	2,062
Depreciation and amortization	25,694	25,595
Amortization of deferred financing costs	1,152	1,145
Equity in loss of unconsolidated investments	843	433
Loss on disposal of property, plant & equipment	1,384	947
Founder warrant expense	—	1,381
Stock compensation	1,210	610
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,757)	3,037
Inventory	(4,326)	4,944
Other current assets	2,738	2,245
Accounts payable	4,263	(12,926)
Accrued expenses and other current liabilities	(2,001)	(3,371)

Net cash provided by operating activities	38,669	34,379

Cash flows from investing activities
Capital expenditures for property, plant and equipment, net of sales proceeds	(39,149)	(22,588)

Net cash used in investing activities	(39,149)	(22,588)

Cash flows from financing activities:
Proceeds from credit facility	89,916	53,040
Payments on credit facility	(84,916)	(56,139)
Purchase and cancellation of Class A common stock	(1,472)	—
Payment of cash dividends	(522)	—
Purchase of public warrants	—	(4,532)
Payment of deferred financing costs	(1,572)	(675)

Net cash provided by (used in) financing activities	1,434	(8,306)

Effects of exchange rate changes on cash and cash equivalents	(127)	(543)

Net increase in cash and cash equivalents	827	2,942

Cash and cash equivalents, beginning of period	12,652	9,710

Cash and cash equivalents, end of period	$13,479	$12,652

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,517	$2,880
Cash paid for interest	3,610	4,140
Non-cash financing and investing activities:
Preferred dividends accrued	$4,458	$4,250
Series A Convertible Preferred stock issued to ED&F Man group	10,096	—
Common stock issued as dividend	1,299	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTWAY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading provider of bulk liquid storage and related value-added services, and a leading manufacturer and distributor of liquid animal feed supplements. The Company owns and/or operates an extensive global network of operating facilities providing bulk liquid storage and producing liquid feed supplements. The bulk liquid storage business is a global business with terminal locations at key port and terminal sites throughout North America and in Western Europe and Asia, offering storage to manufacturers and consumers of agricultural and industrial liquids. The liquid feed supplements business produces liquid animal feed supplements through blending liquid by-products and essential nutrients to form feed rations that help to maximize the genetic potential of livestock, and are sold directly to end users, primarily supplying the beef and dairy livestock industries.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Westway Group, Inc. and its wholly-owned and majority-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% voting interest and where the Company exercises significant influence over the investee are accounted for using the equity method. The Company has a 51% ownership in Sunnyside Feed LLC (“Sunnyside”) and consolidates 100% of the assets and liabilities of Sunnyside in the balance sheets as well as 100% of the income or loss from operations. The other 49% interest of Sunnyside is shown separately, as a non-controlling interest, in the statements of operations and the balance sheets, respectively.

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

Revenue is recorded net of any discounts, volume rebates, and sales taxes.

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

Accounts Receivable

The Company maintains an allowance for estimated potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of the allowance. Losses on accounts receivable are charged against the allowance when, in management’s judgment, further collection efforts would not result in a reasonable likelihood of collection. Consistent with industry practices, we generally require payment from our customers within 30 days. As of December 31, 2011 and 2010, our allowance for doubtful accounts was $421,000 and $292,000 respectively.

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

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, the Company settles the obligation for its recorded amount or realizes a gain or loss upon settlement.

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

These fair value principles of U.S. GAAP are utilized in the accounting for acquired businesses.

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

Defined Contribution and Other Benefit Plans

The Company accounts for the cost of its defined contribution plans on an accrual basis in accordance with U.S. GAAP. The cost to the Company under defined contribution plans for the year ended December 31, 2011 was $2.8 million and $2.9 million for the year ended December 31, 2010.

Stock-Based Compensation

The Company calculates stock-based compensation expense utilizing fair value-based methodologies and recognizes the expense over the vesting period of such awards. Compensation expense recorded for awards that do not vest is reversed in the period that it is determined that the award will not vest.

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

The Company complies with the provisions of U.S. GAAP that prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2011 and 2010. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011and 2010.

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

In accordance with U.S. GAAP, the assets, liabilities and results of operations of certain Company foreign subsidiaries are measured using their functional currency which is the currency of the foreign economic environment in which they operate. Upon consolidating these subsidiaries with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date, revenue and expenses are translated at the weighted average currency exchange rate for the applicable reporting period, and stockholder’s equity accounts are translated at historical exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the statements of stockholders’ equity and in the statements of comprehensive income. Upon disposal or liquidation of a foreign subsidiary, these cumulative translation adjustments are recognized as income or expense.

Certain Company subsidiaries enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the subsidiary’s functional currency and the currency in which a transaction is denominated are recognized in the statement of operations in the period in which the currency rates change.

Comprehensive Income

U.S. GAAP requires that comprehensive income, which is the total of net income and all other non-owner changes in capital, be displayed in the financial statements. The components of the Company’s comprehensive income as presented in the statements of stockholders’ equity and in the statements of comprehensive income include net income and unrealized gains and losses from foreign currency translation.

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

Earnings per share

The Company complies with the accounting and disclosure provision of U.S. GAAP that requires dual presentation of basic and diluted income per common share for all periods presented and uses the two-class method to calculate diluted earnings per share. Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding preferred stock, unissued restricted stock, and warrants and are determined using the two-class method. See Note 7 for additional information on the Company’s calculation of earnings per share.

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

The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the bulk liquid storage and liquid feed supplement industries. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material. The Company provides storage of liquid products to the ED&F Man group, an affiliated customer that accounted for 17% of total bulk liquid storage revenue for the year ended December 31, 2011. At December 31, 2011, 4% of the Company’s accounts receivables were due from the ED&F Man group. See Related-Party Transactions (Note 6) for further discussions of affiliate transactions.

Subsequent Events

In accordance with U.S. GAAP, the Company evaluates events or transactions that occur during the period after the balance sheet date for potential recognition or disclosure in the financial statements.

Recent Accounting Developments

Presentation of Comprehensive Income

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity. The updated guidance requires that all nonowner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012. The Company has adopted this guidance for the year ended December 31, 2011; it did it not have any impact on the Company’s results of operations, financial position or liquidity.

Intangibles—Goodwill and Other

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) that may impact a reporting unit’s fair value and to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. Unless an entity determines that it is not more likely than not, it must perform an impairment test.

The first step of the impairment test involves comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step must be performed to measure the amount of goodwill impairment, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a usiness combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill), and the amount of the implied goodwill is compared to the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The updated guidance is effective for the quarter ending March 31, 2012. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

4. ACQUISITIONS

Bulk Liquid Storage and Liquid Feed Supplements Businesses

On May 28, 2009, the Company completed the acquisition of the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group by effecting mergers of the two principal subsidiaries of ED&F Man engaged in the bulk liquid storage and liquid feed supplements businesses (Westway Terminal Company, Inc. and Westway Feed Products, Inc.) into two of the Company’s wholly-owned subsidiaries (now named Westway Terminal Company LLC and Westway Feed Products LLC) and by purchasing the equity interests of the other subsidiaries of ED&F Man engaged in the bulk liquid storage or liquid feed supplements businesses. The total consideration for this acquisition totaled $345.2 million. Included in this total as contingent consideration, was 12.2 million shares of Series A Convertible Preferred Stock totaling $69.9 million which was placed into escrow and will be released to a subsidiary of ED&F Man upon the achievement of certain earnings or share price targets. The Company finalized the purchase price allocation for this acquisition in 2010.

Southside River-Rail Inc.

On October 15, 2009, the Company, through its wholly-owned subsidiary Westway Terminal Cincinnati LLC, completed the acquisition of the storage assets and property of Southside River-Rail Terminal, Inc. located in Cincinnati, Ohio. The purchase price for this acquisition was approximately $19.9 million in cash. The Company finalized the purchase price allocation for this acquisition in 2010.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company performed an annual goodwill impairment assessment as of October 1, 2011 using the two-step process required by ASC 350. We determined that it was appropriate to use 21 reporting units, consisting of one reporting unit for our liquid feed supplements business and 20 reporting units principally related to our bulk liquid storage sites. The determination of reporting units is based on whether discrete financial information is available which management regularly reviews, along with aggregation criteria based on geographic location, sizes, and economic characteristics. Our five bulk liquid storage operating facilities located in the United Kingdom have been grouped into a single reporting unit due to their similar economic characteristics.

As of October 1, 2011, the Company’s 21 reporting units had an aggregate goodwill balance of $88.7 million prior to our annual impairment assessment. The Company performed its annual goodwill impairment assessment as of October 1, 2011 using equal weighting of the income and market approaches to determine the fair value of the reporting units. The Company performed “Step 1” and compared the weighted average fair value of each reporting unit of accounting to its carrying value as of October 1, 2011. Step 1 indicated that out of the 21 reporting units, three reporting units, our Gdynia, Poland, our Esbjerg, Denmark, and our Riverdale, IL sites, had a carrying value which exceeded their fair value. Accordingly, the Company performed “Step 2” in relation to these three reporting units. The second step determined the implied fair value of goodwill of these three reporting units by comparing the fair value of each reporting unit to the aggregate fair value of all the assets and liabilities of the reporting unit. In the “Step 2” impairment analysis, the Company compared the implied fair value of goodwill in these three reporting units to their respective carrying values. The Company determined that the implied fair value of goodwill of each of these three reporting units was zero and therefore recorded a non-cash impairment charge to our goodwill of approximately $3.1 million, which was the entire amount of goodwill that had been allocated to these three reporting units. The Company recorded this impairment as a separate line item in total operating expenses on the Consolidated Statements of Operations.

The impairment of the goodwill at these three reporting units, which consists of 10 storage tanks in Gdynia, Poland with an aggregate capacity of 7.9 million gallons, 12 storage tanks in Esbjerg, Denmark with an aggregate capacity of 4.8 million gallons, and 16 storage tanks in Riverdale, IL with an aggregate capacity of 5.7 million gallons, was primarily due to reductions in our future revenue projections for these facilities as a result of local market conditions and changes to assumptions about future conditions at these facilities such as rates, utilization, and product mixes. No other goodwill adjustments were necessary for our other 18 reporting units in 2011. In 2010, we recorded a non-cash impairment charge to goodwill of $2.1 million relating to our Dublin, Ireland facility.

The following table reflects goodwill activity for fiscal years 2011 and 2010:

December 31, 2009	$89,970

Currency translation	(102)
Purchase price accounting adjustment	1,411
Goodwill impairment	(2,062)

December 31, 2010	$89,217

Currency translation	(239)
Goodwill impairment	(3,095)

December 31, 2011	$85,883

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	December 31,
	2011	2010
Liquid feed supplements tradename	$7,836	$7,836
Non-compete agreements	612	596

Other intangible assets	8,448	8,432
Less accumulated amortization	(536)	(211)

Other intangible assets, net	$7,912	$8,221

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

During each of the financial periods presented, the Company provided storage of liquid products to the ED&F Man group. For the years ended December 31, 2011 and 2010, bulk liquid storage net revenue earned from the ED&F Man group by the Company was $15.0 million and $12.2 million, respectively, representing 17% and 14% of total bulk liquid storage net revenue.

In addition, during each of the financial periods presented, the Company acquired molasses from the ED&F Man group for our liquid feed supplements business. For the years ended December 31, 2011 and 2010, our costs of purchases from the ED&F Man group were $87.6 million and $66.4 million respectively, representing 33% and 32% of total liquid feed supplement cost of sales. These costs are included in cost of sales in the consolidated statements of income.

As a consequence of these relationships, the consolidated financial statements of the Company include amounts owing from the ED&F Man group and amounts payable to the ED&F Man group in respect of the bulk liquid storage and liquid feed supplements businesses. At December 31, 2011 and 2010, 4% and 7% of the Company’s trade accounts receivables were due from the ED&F Man group respectively. At December 31, 2011 and 2010, 35% and 53% of the Company’s trade accounts payables were due to the ED&F Man group respectively.

In connection with transitional treasury management services provided by the ED&F Man group, at December 31, 2010, the Company had net deposits of $4.7 million, in cash from the Company’s international subsidiaries, held with ED&F Man Treasury, bearing interest at the one-month LIBOR rate. This agreement was terminated during the first half of 2011 after transitioning these treasury management services to JP Morgan Chase Bank.

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

The Company has a participation agreement with a captive insurance company owned by the ED&F Man group. The captive underwrites the self-insured portion of certain risks insured by the Company through the captive and charges a premium for the first layer of claims exposure. Under this agreement all of the Company’s transactions are partitioned into a separate operational cell from the ED&F Man group’s business.

Pursuant to a series of waiver agreements between the Company and Agman, Agman agreed to accept, in lieu and satisfaction of the entire $10.1 million of dividends accruing but unpaid on Agman’s shares of Series A Convertible Preferred Stock from their original issuance on May 28, 2009 through September 30, 2011, a total of 1,838,044 additional shares of our Series A Convertible Preferred Stock.

As part of the quarterly dividend paid on October 24, 2011 which was payable in cash or common stock at the election of each stocholder, the Company paid to Agman a dividend valued at $1.8 million, comprised of cash totaling $704,297 (of which $510,944 was deposited into escrow) and 274,807 shares of Class B Common Stock.

In connection with the 2009 business combination, the Company and Agman entered into a stockholder’s agreement granting to Agman certain rights to information, rights to approve a variety of fundamental corporate actions and other transactions generally outside the ordinary course of business, and the right to approve the appointment, removal, compensation, and benefits of the Company’s CEO.

In April 2010, the Company began a three-year, triple-net lease of its Port of Inchon, South Korea terminal to the ED&F Man group, which includes an option to purchase the terminal.

7. EARNINGS (LOSS) PER SHARE

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

The numerator was adjusted for dividends declared on participating securities, as well as for the undistributed earnings (loss) allocated to participating securities, for the twelve months ended December 31, 2011 and 2010, in order to calculate net income (loss) applicable to common stockholders.

In calculating the basic weighted average number of common shares outstanding, the Series A Convertible Preferred Stock and restricted stock awards were excluded, as they are participating securities and not included in calculating the earnings (loss) per common share under the two-class method. In calculating the diluted weighted average number of common shares outstanding, the Company did not include any additional securities related to common stock, as this would be anti-dilutive. The Company’s 5,214,286 founder warrants with an exercise price of

$5.00 could potentially dilute earnings per common share in the future. They have not been added to the diluted weighted average number of common shares for the twelve months ended December 31, 2011 and 2010 since the average market price of our common stock during these periods was below this price. Additionally, the founder warrants could have a potentially less dilutive effect because they have a cashless exercise provision.

The calculation of basic and diluted earnings (loss) per common share is as follows (in thousands except share amounts):

	Year Ended December 31,
	2011	2010
Numerator
Net income attributable to Westway Group, Inc.	$4,940	$5,678
Preferred dividends accrued	(4,458)	(4,250)
Dividends to participating securities (1)	(2,621)	—
Undistributed (earnings) loss allocated to participating securities (2)	44	(768)

Net income (loss) applicable to common stockholders - Basic & Diluted	(2,095)	660

Denominator

Weighted average number of common shares outstanding - Basic & Diluted	26,521,991	26,601,736

Basic and Diluted Earnings (Loss) Per Common Share
Earnings (loss) per common share—Basic	$(0.08)	$0.02
Earnings (loss) per common share—Diluted	$(0.08)	$0.02
Dividends declared per share	$0.08	$—

(1)	Participating dividends related to the Series A Convertible Preferred Stock and the unvested restricted shares were $2,604,000 and $17,000 respectively for the year ending December 31, 2011, which amounts to $2,621,000.
(2)	Undistributed losses allocated to the unvested restricted shares for the year ended December 31, 2011 were $44,000. Undistributed earnings allocated to the unvested restricted shares for the year ended December 31, 2010 were approximately $2,000. Undistributed earnings allocated to the Series A Convertible Preferred Stock for the year ended December 31, 2010 were $766,000. This amounts to undistributed earnings allocated to participating securities of $768,000 for the year ended December 31, 2010.

8. INVESTMENTS

Investment in unconsolidated subsidiary

The acquired business had formed, without initial investment, Champion Liquid Feeds (“CLF”), a 50:50 joint venture with a dry feed distributor in Australia. During 2010, Gardner Smith (Holdings) Pty Ltd acquired the prior joint venture partner’s 50% ownership in CLF. The Company uses the equity method to account for its share in CLF.

Activity in the investment in unconsolidated subsidiary account is as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
At start of year	$4,277	$4,368
Foreign exchange	15	528
Loss for the year	(843)	(619)

At end of year	$3,449	$4,277

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

	December 31, 2011	December 31, 2010
Land	$12,749	$12,749
Property, plant and equipment—Bulk liquid storage	293,258	272,208
Property, plant and equipment—Liquid feed supplements	60,950	55,168
Property, plant and equipment—Corporate	1,473	1,099

	368,430	341,224
Less: accumulated depreciation	(60,174)	(36,204)
Assets under construction, including capitalized interest of $319 and $52 for 2011 and 2010, respectively	15,202	8,471

Property, plant and equipment, net	$323,458	$313,491

Depreciation expense was $25.2 million and $25.4 million for the years ended December 31, 2011 and December 31, 2010 respectively.

10. INVENTORIES

A summary of inventories were as follows (in thousands):

	December 31, 2011	December 31, 2010
Finished goods	$2,580	$1,089
Raw materials	16,458	13,710
Other	751	664

Total inventories	$19,789	$15,463

Other inventory consists of packaging and other operating supplies.

11. BORROWINGS UNDER CREDIT FACILITY

Bank Syndicate Credit Facility

On July 6, 2011, the Company and its bank syndicate amended various terms of the Company’s existing $200 million credit facility. The modifications included, among other items, the extension of the maturity date to July 6, 2015, the reduction of the interest rate and commitment fees payable, the relaxation of certain key financial covenants, and the addition of a new $50 million accordion feature to the current facility. Up to $10 million of the bank credit facility remains available for the issuance of letters of credit and the Company may still make short-term borrowings of up to $10 million under a “swingline” facility.

The interest rate for each loan is, at our option, either (a) LIBOR, adjusted by the statutory reserve rate, plus 2.25% to 3.0% per year, or (b) 1.25% to 2.00% per year plus the highest of (i) JP Morgan Chase’s public prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the one-month LIBOR adjusted by the statutory reserve rate plus 1.0%. The precise rate varies based on the consolidated total leverage ratio at the end of each fiscal quarter. We must pay a commitment fee of 0.50% per year on the average daily unused amount of the credit facility. The revolving credit facility is secured by (a) guarantees by all of our domestic wholly-owned subsidiaries (one of which owns all our foreign subsidiaries); (b) first priority liens on substantially all our domestic personal property; (c) pledge of 100% of the equity of all our domestic wholly-owned subsidiaries and 65% of the equity of our foreign wholly-owned subsidiary that owns all our other foreign subsidiaries; and (d) first mortgage liens on our fee or leasehold interests in 7 facilities.

As of December 31, 2011, the total balance outstanding on the credit facility was $93.5 million.

Financial Covenants

Financial covenants in the credit facility required the Company to have a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. Other covenants include restrictions on our ability to, among other things, pay dividends (other than in accordance with our current dividend policy). The credit facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended credit facility). Failure to meet these or any of the other covenants could result in additional costs and fees to amend the credit facility or could result in termination of the credit facility.

As of December 31, 2011, we were in compliance with all covenants and financial ratio requirements related to our credit facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt. We record these costs as other assets on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt. The changes in deferred financing costs are as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of year	$2,560	$3,010
Financing costs deferred	1,585	695
Less accumulated amortization	(1,152)	(1,145)

Balance at end of year	$2,993	$2,560

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

Income before income taxes and equity losses is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2011	2010
United States	$10,583	$5,313
Foreign	2,584	4,445

Total	$13,167	$9,758

The benefit (provision) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Current benefit (provision)
Federal	$—	$—
State and local	(289)	(128)
Foreign	(403)	(1,095)

Total current	$(692)	$(1,223)
Deferred benefit (provision)
Federal	(6,455)	(2,292)
State and local	(689)	(113)
Foreign	325	(22)

Total deferred	(6,819)	(2,427)

Income tax benefit (provision)	$(7,511)	$(3,650)

Effective tax rate benefit (provision)	(57%)	(37%)

The actual income tax provision differs from the amounts computed by applying the U.S. federal statutory rate of 34% for both 2011 and 2010 to income before income taxes and equity losses as follows:

	Year ended December 31,
	2011	2010
Income tax provision applying U.S. federal statutory rate	$(4,476)	$(3,318)
(Increase)/decrease in provision resulting from:
Foreign income taxed at different rates	1,195	1,246
Valuation allowance for certain losses and credits	(77)	(222)
Goodwill impairment charge not deductible for tax purposes	(1,052)	(701)
Expenses which are not deductible for tax purposes	(168)	(137)
State income tax, net of federal	(252)	(160)
U.S. tax on foreign earnings	(1,461)	(355)
Change in tax rates	(306)	—
Other	(914)	(3)

Actual income tax provision	$(7,511)	$(3,650)

The difference in the actual income tax provision from the federal statutory amount in 2011 was principally due to residual U.S. taxes applicable to the distribution of foreign earnings which were subject to tax rates lower than the U.S. tax rate, combined with goodwill impairment charges that were not deductible for tax purposes. The difference in the actual income tax provision from the federal statutory amount in 2010 was principally due to goodwill impairment charges that were not deductible for tax purposes.

We made payments related to taxes totaling $1.5 million in 2011 and $2.9 million in 2010.

The net deferred tax liability consists of the following deferred tax liabilities:

	December 31,
	2011	2010
Property and equipment	$(75,193)	$(68,449)
Goodwill	(1,906)	(1,702)
Other	(262)	(242)

Total deferred tax liabilities	(77,361)	(70,393)

Net operating loss carryforwards	3,620	1,902
Foreign tax credit carryforwards	1,097	2,730
Amounts not yet deductible for tax purposes	959	1,024
Other	120	279
Less valuation reserve	—	(166)

Total deferred tax assets	5,796	5,769

Net deferred tax assets (liabilities)	$(71,565)	$(64,624)

At December 31, 2011, the Company had $8.2 million in U.S. federal income tax net operating loss carryforwards, $1.7 million in Australia income tax net operating loss carryforwards, and $13.7 million in various state income tax net operating loss carryforwards and various allowable state deductions. Of these U.S. federal income tax net operating loss carryforwards, $3.4 million expires in 2029, $2.1 million expires in 2030 and $2.7 million expires in 2031. The state income tax net operating loss carryforwards expire at various times ranging from 2014 to 2029. The deferred tax asset of $766,000, included in net operating loss carryforwards, reflects the expected future benefit for the state loss carryforwards and allowable deductions. The Australian income tax net operating loss carryforwards do not expire.

The Company also had foreign tax credit carryforwards of $1.1 million at December 31, 2011, of which $833,000 expires in 2020 and $267,000 expires in 2021.

At December 31, 2011, the Company had $812,000 of unrecognized U.S. income taxes on foreign earnings since these earnings are being reinvested in the Company’s foreign operations.

13. EQUITY

Common Stock

During 2011, 214,745 shares of Class A common stock were granted under the Company’s 2010 Incentive Compensation Plan.

In August and November 2011, the Company declared a $0.04 dividend payable in cash or common stock to holders of common stock and participating preferred stock.

On December 15, 2010, the Company announced that its Board of Directors approved a stock repurchase program for the repurchase of up to 500,000 shares of our Class A common stock. 328,574 shares were repurchased under the program during the year ending December 31, 2011. The program has been suspended as of October 21, 2011.

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

Series A Convertible Preferred Stock

Stock Escrow Agreement

On May 28, 2009, the Company delivered to an escrow agent for deposit into an escrow account 12,181,818 of the 30,886,830 newly issued shares of Series A Convertible Preferred Stock issued to Agman as part of consideration for the 2009 business combination, pursuant to a stock escrow agreement. During 2011, the Company delivered to an escrow agent for deposit into an escrow account an additional 724,792 shares of Series A Convertible Preferred stock to Agman. These shares will be released to Agman only upon the achievement by the Company of certain earnings or share price targets as determined in the Stock Escrow Agreement. As of December 31, 2011, neither of these achievements was met.

Dividend Rights

For a period of seven years following the business combination, shares of Series A Convertible Preferred Stock accrue dividends at the rate of $.0344 per share per quarter. Holders of shares of Series A Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of common stock in all dividends and distributions paid on shares of our common stock (as if, immediately prior to each record date for payment of such dividend or distribution, the shares of Series A Convertible Preferred Stock then outstanding were converted into shares of the Company’s common stock). In addition, no dividends will be able to be paid to holders of shares of the Company’s common stock, unless and until the Company has complied with the obligation to pay the quarterly dividend on shares of the Series A Convertible Preferred Stock.

Liquidation Rights

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

Conversion Rights

At present Agman, a subsidiary of ED&F Man, is the sole holder of our Series A Convertible Preferred Stock. As such, Agman has the right, at any time and from time to time, to convert any or all of its shares of Series A Convertible Preferred Stock into an equal number of shares of our Class B common stock (subject to adjustment for accrued base dividends, stock splits, subdivisions, reclassifications, and combinations). However, Agman is unable to exercise such conversion rights to the extent it would result in the ED&F Man group (including Agman) and certain individual affiliates thereof owning more than 49.5% of our outstanding common stock.

Approval Rights; Dividends on Escrowed Shares

As the sole holder of our Series A Convertible Preferred Stock, Agman has no right to vote in such capacity for the election of any directors or on matters presented for stockholder action generally, but its approval in such capacity is required for the Company to take a number of specific actions, including any action to amend, alter or repeal any provision of its certificate of incorporation or by-laws in a manner inconsistent with the stockholder’s agreement between the Company and Agman. With respect to any shares of Series A Convertible Preferred Stock held in escrow pursuant to the stock escrow agreement, any dividends or distributions on those shares are to accrue on the Company’s books and records, but not be paid unless and until those shares are released from escrow upon the achievement by the Company of certain earnings or share price targets.

Waivers Relating to Dividends

On December 14, 2010, the Company entered into a Waiver by and between the Company and Agman Louisiana Inc. (the “Preferred Stockholder”), pursuant to which, among other things, the Company issued an additional 1,229,932 shares of the Company’s Series A Perpetual Convertible Preferred Stock in January 2011 to the Preferred Stockholder in satisfaction of any and all outstanding accrued but unpaid dividends on the Preferred Stockholder’s shares of Series A Preferred Stock through December 31, 2010 totaling $6.8 million. The Company also agreed to and did issue subsequent to December 31, 2010, an additional 270,499 shares of Series A Preferred Stock to the Preferred Stockholder, constituting satisfaction in full for any and all outstanding accrued but unpaid dividends on the Preferred Stockholder’s shares of Series A Preferred Stock for the period January 1, 2011 through May 1, 2011 totaling $1.5 million. Of these total 1,500,431 shares, 908,658 were delivered to Agman and 591,773 were delivered to the escrow agent for deposit in the escrow account under the Stock Escrow Agreement dated May 28, 2009 among the Company, Agman, Shermen WSC Holding LLC, and the escrow agent.

In October 2011, the Company issued 337,613 shares of Series A Convertible Preferred Stock in the name of Agman constituting satisfaction in full for the $1.9 million of outstanding accrued but unpaid preferred stock dividends on Agman’s shares of Series A Convertible Preferred Stock through September 30, 2011. Of these 337,613 shares, 204,594 were delivered to Agman and 133,019 were delivered to the escrow agent for deposit in the escrow account. The foregoing 337,613 shares were issued in accordance with a Waiver agreement between the Company and Agman dated August 30, 2011.

On November 9, 2011, the Company entered into another Waiver by and between the Company and Agman, pursuant to which the Company agreed to issue 204,679 additional shares of Series A Convertible Preferred Stock to Agman on or shortly following January 1, 2012, in satisfaction in full of the accrued preferred stock dividends through December 31, 2011, based on a valuation of $5.50 per share of the Series A Convertible Preferred Stock, and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration and payment of the dividends described in the preceding paragraphs.

Securities Law Compliance

The shares have been and will be issued in private placements not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the described issuances of its shares of Series A Preferred Stock and has not offered securities to the public in connection with the issuances.

Corporate Authority

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

Warrants and Units

Certain of the directors and officers of the Company purchased through Shermen WSC Holding LLC, in a private placement, 5,214,286 founder warrants immediately prior to our initial public offering in 2007 at a price of $0.70 per founder warrant (an aggregate purchase price of approximately $3,650,000) from the Company and not as part of the offering. Each founder warrant is exercisable for one share of common stock at an exercise price of $5.00 per share. Each founder warrant is exercisable at any time and was originally scheduled to expire on May 24, 2011. These certain directors and officers agreed that these founder warrants purchased by them would not be sold or transferred until the completion of a business combination. At the annual shareholder meeting held on June 30, 2010, the shareholders approved the Founder Warrant Amendment which extended the expiration dates of, and otherwise amended, the outstanding founder warrants to expire one-third May 24, 2012, one-third May 24, 2013, and one-third May 24, 2014. As a result, the Company recognized a one-time, non-cash expense of $1.4 million during the year ended December 31, 2010 which is equal to the increase in value of the Founders Warrants as of the date the amendment was approved. The Founder Warrant Amendment was also recorded as an increase in stockholders’ equity (specifically, as additional paid-in capital) equal to the increase in fair value of $1.4 million.

In August 2010, the Company commenced a tender offer to purchase up to 45,999,900 outstanding publicly-traded warrants. Ultimately, by the expiration of the Company’s tender offer in September 2010, 34,107,870 warrants were tendered, and they were exchanged shortly thereafter for an aggregate purchase price of approximately $4.4 million and 1,715 shares of our Class A common stock. During the fourth quarter of 2010, the Company purchased an additional 818,450 of the remaining public warrants outstanding at a price of $0.13 per warrant for an aggregate purchase price of $106,000. The remainder of the public warrants expired on May 24, 2011.

In connection with our initial public offering of units in 2007, the Company granted the representatives of the underwriters an option to purchase an aggregate of 700,000 units, with an option purchase price of $7.50 per unit. Each unit consisted of one share of common stock and two warrants. The terms of the units subject to this option were similar to the units sold in the Company’s initial public offering and the exercise price for each warrant in the unit was $6.25 per share. This option to purchase units was exercisable at any time, in whole or in part, and did expire on May 24, 2011.

14. COMMITMENTS AND CONTINGENCIES

The following table sets forth our non-cancelable operating lease commitments as of December 31, 2011 (in thousands):

Operating Lease Commitments
2012	$6,621
2013-2014	8,042
2015-2016	5,860
Thereafter	18,767

Total	$39,290

The Company has a substantial property portfolio, with major deep water port locations in the United States, the United Kingdom, the Netherlands and elsewhere in Europe, along with liquid feed supplements processing and distribution facilities in the United States and Canada. Many of the bulk liquid storage and liquid feed supplements facilities are situated on land that is leased from port authorities under operating leases. The Company also has a small number of facilities leases and leases with railroad companies. Total rental expense under operating leases amounted to $4.3 million and $3.9 million for the years ended December 31, 2011 and 2010.

In the normal course of business, we make investments in the property and facilities utilized by the bulk liquid storage and liquid feed supplements businesses. As a result, at any point in the financial calendar, we have outstanding contracts with third parties reflecting the cost of committed capital expenditures not yet incurred. At December 31, 2011 and 2010, the aggregate amount of these commitments totaled $7.7 million and $6.7 million respectively.

The Company and the ED&F Man group have established a long-term molasses supply agreement, pursuant to which the ED&F Man group is a supplier of cane molasses to the Company.

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

15. SHARE BASED COMPENSATION

The Company’s shareholders in 2010 approved the Westway Group Inc. 2010 Incentive Compensation Plan, which contains restricted stock awards. This plan is administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award and the terms, conditions and other provisions of the awards. The holders of the restricted stock are eligible to receive dividends, if paid, and have the right to vote the shares. The fair value of the restricted stock shares awarded under these plans is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized to compensation expense over the vesting period (generally three years). The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2011 and 2010, unearned share-based compensation associated with these awards totaled $774,483 and $1,011,596 respectively. The weighted average grant date fair value of the restricted stock granted during the years ended December 31, 2011 and 2010 were $4.42 and $4.06 respectively.

The following table represents the compensation expense related to restricted stock grants that was included in selling, general and administrative expense in the accompanying consolidated statements of income for the periods indicated below (in thousands).

	Year Ended December 31, 2011	Year Ended December 31, 2010
Compensation expense related to restricted stock	$1,210	$593

The following table represents unvested restricted stock activity (in number of shares) for the periods indicated.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of year	346,938	—
Granted (1)	229,965	606,001
Forfeited	(62,189)	(196,874)
Vested	(171,654)	(62,189)

Balance at end of year	343,060	346,938

(1)	Granted shares include actual shares granted of 15,220 and 418,756, as well as unissued shares granted of 214,745 and 187,245 relating to the 2010 Incentive Compensation Plan based on 2011 and 2010 Company target performance levels respectively.

The total fair value of shares vested during 2011 and 2010 totaled $742,000 and $255,000, respectively.

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

These segments follow the accounting principles described in note 3. Intersegment revenues are accounted for at prices which reflect market.

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

Liquid Feed Supplements

The liquid feed supplements segment generates income from the sale of liquid feed supplements, with a small proportion of income arising from the sale of solid or more traditional animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenue is recorded net of any discounts, volume rebates, and sales taxes. Shipping and handling costs are included within cost of sales in the consolidated statements of income. Our liquid feed supplements segment incorporates a research and development program focused on delivering product that is distinct, based on customer, livestock and geographical requirements, and is capable of being varied to reflect commodity prices or other factors. The liquid feed supplements segment is organized around a series of broad regional territories in the United States that reflect the characteristics of beef cattle, dairy and feedlot markets. The liquid feed supplements segment is currently managed from, and headquartered in, Tomball, TX.

Corporate

Corporate operating expenses are not allocated to the Company’s two reportable operating segments. The corporate segment includes interest expenses related to corporate debt and unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resource, and health, safety, environmental, and quality expenses.

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Year Ended December 31, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue (1)	$89,011	$318,419	$—	$407,430
Total cost of sales (1)	—	267,577	—	$267,577
Other operating costs and expenses	37,747	20,554	(33)	$58,268
Depreciation and amortization	20,123	4,786	785	$25,694
Selling, general & administrative expenses	6,453	12,120	15,279	$33,852
Goodwill impairment	3,095	—	—	$3,095
Income / (expense) from operations	$21,593	$13,382	$(16,031)	$18,944
Interest, net	25	(4)	(4,414)	$(4,393)
Loss on disposal of property, plant & equipment	(993)	(391)	—	$(1,384)
Total non-operating (expense) / income	(968)	(395)	(4,414)	$(5,777)
Income (loss) before taxes	$20,625	$12,987	$(20,445)	$13,167
Capital expenditures	$32,236	$6,287	$695	$39,218
Plant, property & equipment – net	$270,597	$51,778	$1,083	$323,458
Goodwill and intangibles	$64,445	$29,274	$76	$93,795
Total assets	$350,331	$143,325	$18,375	$512,031

(1)	After intersegment eliminations

Year Ended December 31, 2010

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Total net revenue (1)	$88,616	$254,042	$—	$342,658
Total cost of sales (1)	—	206,842	—	206,842
Other operating costs and expenses	35,781	21,101	46	56,928
Depreciation and amortization	20,448	4,797	350	25,595
Selling, general & administrative expenses	7,419	11,349	15,258	34,026
Goodwill impairment	2,062	—	—	2,062
Founder warrant expense	—	—	1,381	1,381
Income / (expense) from operations	22,906	9,953	(17,035)	15,824
Interest, net	(17)	(3)	(5,099)	(5,119)
Loss on disposal of property, plant & equipment	(236)	(711)	—	(947)
Total non-operating (expense) / income	(253)	(714)	(5,099)	(6,066)
Income (loss) before taxes	$22,653	$9,239	$(22,134)	$9,758
Capital expenditures	$17,217	$4,909	$462	$22,588
Plant, property & equipment—net	$262,255	$50,577	$659	$313,491
Goodwill and intangibles	$67,790	$29,285	$363	$97,438
Total assets	$350,970	$129,386	$14,865	$495,221

(1)	After intersegment eliminations

The following table presents revenues from external customers attributable to individual countries that represent at least 10% of net revenues based on each principal place of business for the years indicated:

	Year ended December 31,
	2011	2010
United States	$372,819	$307,117
International	34,611	35,541

Total	$407,430	$342,658

The following table presents long lived-assets attributable to individual countries that represent at least 10% of total long-lived assets based on each principal place of business for the years indicated:

	December 31,
	2011	2010
United States	$235,469	$225,077
International	91,438	92,691

Total	$326,907	$317,768

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2011 and December 31, 2010 (in thousands, except per share amounts):

	$(000,000)	$(000,000)	$(000,000)	$(000,000)
	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net Revenues	$94,091	$93,053	$103,042	$117,244
Cost of sales	58,946	60,254	68,393	79,984
Operating income	5,667	3,614	5,872	3,791
Net income (loss)	2,108	1,744	3,047	(1,833)
Net income (loss) attributable to Westway Group, Inc.	2,066	1,750	3,030	(1,906)
Earnings (loss) per common share—basic	$0.02	$0.01	$0.02	$(0.16)
Earnings (loss) per common share—diluted	$0.02	$0.01	$0.02	$(0.16)

	Year Ended December 31, 2010
	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter (3)
Net Revenues	$93,442	$75,643	$77,287	$96,286
Cost of sales	57,007	44,708	46,079	59,048
Operating income (loss)	7,458	(466)	2,347	6,485
Net income (loss)	4,157	(1,275)	888	1,905
Net income (loss) attributable to Westway Group, Inc.	4,154	(1,260)	891	1,893
Earnings (loss) per common share—basic	$0.05	$(0.09)	$(0.01)	$0.01
Earnings (loss) per common share—diluted	$0.05	$(0.09)	$(0.01)	$0.01

(1)	Includes goodwill impairment of $3.1 million.
(2)	Includes one-time founder warrant expense of $1.4 million.
(3)	Includes goodwill impairment of $2.1 million.

Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

18. SUBSEQUENT EVENTS

On January 1, 2012 the Company issued an additional 204,679 shares of the Company’s Series A Convertible Preferred Stock to Agman in satisfaction for any and all outstanding accrued but unpaid dividends on Agman’s Series A Convertible Preferred Stock through December 31, 2011 totaling $1.1 million.

On January 16, 2012 the Company paid a $0.04 dividend declared November 9, 2011. The dividend was comprised of a combination of cash in the amount of $388,229 and 268,962 common shares, based on the elections of the Company’s shareholders. An additional $556,264 remains as a payable for the Class A common shares and Series A Convertible Preferred shares held in escrow, which are subject to the terms of the stock escrow agreement.

On February 13, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share of common stock payable on April 23, 2012 to holders of record of the Company’s common stock and participating preferred stock on February 27, 2012. The dividend will be payable in cash or shares of the Company’s common stock, or a combination thereof, at the election of each shareholder, subject to a limitation on the aggregate amount of cash payable in satisfaction of the dividend.

On February 29, 2012, the Company disposed of its investment in Sunnyside Feed, LLC, a 51% owned joint venture which is located in Mandan, North Dakota. This investment no longer met the requirements of the Company’s overall business strategy and was sold for approximately its carrying value.

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. To evaluate the effectiveness of the Company’s internal control over financial reporting, management used the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting During the Last Fiscal Quarter

During the fourth quarter of 2011, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, disclosure controls and procedures provide only reasonable, and not absolute, assurance that their objectives are met.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

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

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to Westway Group Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

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

WESTWAY GROUP, INC.

March 30, 2012	By:	/s/ JAMES B. JENKINS
James B. Jenkins
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2012	By:	/S/ FRANCIS P. JENKINS, JR.
Francis P. Jenkins, Jr.
Chairman and Director

March 30, 2012	By:	/S/ G. KENNETH MOSHENEK
G. Kenneth Moshenek
Director

March 30, 2012	By:	/S/ PAUL CHATTERTON
Paul Chatterton
Director

March 30, 2012	By:	/S/ ANTHONY J. ANDRUKAITIS
Anthony J. Andrukaitis
Director

March 30, 2012	By:	/S/ PHILIP A. HOWELL
Philip A. Howell
Director

March 30, 2012	By:	/S/ JAMES B. JENKINS
James B. Jenkins
Director and Chief Executive Officer

March 30, 2012	By:	/S/ JOHN E. TOFFOLON, JR.
John E. Toffolon, Jr.
Director

March 30, 2012	By:	/S/ THOMAS A. MASILLA, JR.
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

Exhibit Number	Exhibit Title

2.1	Amended and Restated Transaction Agreement, dated May 1, 2009, among Westway Group, Inc. (formerly named Shermen WSC Acquisition Corp.), Terminal Merger Sub LLC, Feed Merger Sub LLC, ED&F Man Holdings Limited, Agman Louisiana, Inc. (formerly named Westway Holdings Corporation), Westway Terminal Company Inc. and Westway Feed Products, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2009)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

3.2	Certificate of Designation of Series A Perpetual Convertible Preferred Stock of Westway Group, Inc. dated November 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

3.3	Amended and Restated By-laws, dated as of November 4, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

4.1	Credit Agreement, dated as of November 12, 2009, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as syndication agent, CoBank ACB, Rabobank Nederland, SunTrust Bank, and Compass Bank (doing business as BBVA Compass), as documentation agents, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

4.2	First Amendment to Credit Agreement, dated as of June 22, 2010, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

4.3	Second Amendment to Credit Agreement, dated as of November 5, 2010, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lender’s from time to time party thereto (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

4.4	Third Amendment to Credit Agreement, dated as of December 13, 2010, among Westway Group, Inc. as borrower, five of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

4.5	Fourth Amendment to Credit Agreement, dated as of July 6, 2011, among Westway Group, Inc., as borrower, five of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2011)

Exhibit Number	Exhibit Title

10.1	Stock Escrow Agreement, dated May 28, 2009, among Westway Group, Inc., Agman Louisiana, Inc. (formerly named Westway Holdings Corporation), Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.2	Stockholder’s Agreement, dated May 28, 2009, between Westway Group, Inc. and Agman Louisiana, Inc. (formerly named Westway Holdings Corporation) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.3	Registration Rights Agreement, dated May 28, 2009, among Westway Group, Inc., Agman Louisiana, Inc. (formerly named Westway Holdings Corporation), and certain employees of ED&F Man Holdings Limited or one or more of its affiliates (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report, as Amended, on Form 10-Q/A filed with the SEC on August 17, 2009)

10.4	†Molasses Supply Agreement, dated May 28, 2009, between Westway Feed Products LLC (an affiliate of Westway Group, Inc.) and ED&F Man Liquid Products Corporation (a wholly owned subsidiary of ED&F Man Holdings Limited)(incorporated by reference to Exhibit A to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2009)

10.5	†Storage Strategic Alliance Agreement, dated May 28, 2009, between Westway Terminal Company LLC (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Holdings Limited (incorporated by reference to Exhibit I to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2009)

10.6	Credit Agreement, dated as of November 12, 2009, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as syndication agent, CoBank ACB, Rabobank Nederland, SunTrust Bank, and Compass Bank (doing business as BBVA Compass), as documentation agents, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.7	First Amendment to Credit Agreement, dated as of June 22, 2010 among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

10.8	Second Amendment to Credit Agreement, dated as of November 5, 2010, among Westway Group, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lender’s from time to time party thereto (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

10.9	Third Amendment to Credit Agreement, dated as of December 13, 2010, among Westway Group, Inc. as borrower, five of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

10.10	Fourth Amendment to Credit Agreement, dated as of July 6, 2011, among Westway Group, Inc., as borrower, five of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2011)

10.11	Founder Warrant Agreement, dated as of May 30, 2007, between Westway Group, Inc. (formerly named Shermen WSC Acquisition Corp.) and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

10.12	Amendment No. 1 to Founder Warrant Agreement, dated August 30, 2010, between Westway Group, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2010)

Exhibit Number	Exhibit Title

10.13	Registration Rights Agreement dated as of May 30, 2007, among Westway Group, Inc. (formerly named Sherman WSC Acquisition Corp.), Sherman Acquisition Holding LLC, John E. Toffolon, Jr., Joseph Prochaska, and Donald Pottinger (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

10.14	Guarantee and Collateral Agreement, dated as of November 12, 2009, among Westway Group, Inc., Westway Terminal Company LLC, Westway Terminal Cincinnati LLC, Westway Feed Products, LLC, Westway International Holdings, Inc., and Westway Holdings International, LLC, as grantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.15	Deed of Pledge over Membership Interests, dated November 12, 2009, between Westway International Holdings, Inc., as pledgor, JPMorgan Chase Bank, N.A., as pledgee, and Westway Netherlands Cooperatief U.A. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.16	Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Feed Products LLC to Jack Smith, Trustee, for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.17	Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Company LLC to Jack Smith, Trustee, for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.18	Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Company LLC to Jack Smith, Trustee, for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.19	Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Company LLC to Jack Smith, Trustee, for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.20	Open-End Mortgage, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Feed Products LLC for the benefit of JPMorgan Chase, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.21	Open-End Mortgage, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Cincinnati LLC for the benefit of JPMorgan Chase, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.22	Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents, executed as of February 10, 2010 by Westway Terminal Company LLC to Chicago Title Insurance Company, Trustee, for the benefit of JPMorgan Chase, N.A., as administrative agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010)

10.23	Complete Separation Agreement and General Release between Peter J.M. Harding and Westway Group, Inc. dated June 25, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010)

Exhibit Number	Exhibit Title

10.24	Severance Agreement between Thomas A. Masilla, Jr. and Westway Group, Inc. dated June 26, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010)

10.25	Severance Agreement between Wayne Driggers and Westway Group, Inc. dated June 26, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2010)

10.26	Consulting Agreement between Wayne Driggers and Westway Group, Inc. dated September 16, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2010)

10.27	Termination of Consulting Agreement and General Release between Wayne Driggers and Westway Group, Inc. dated April 12, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011)

10.28	Amended and Restated Offer to Purchase and Exchange dated September 8, 2010, as amended (incorporated by reference to Exhibit (a)(1)(E) of the Company’s Amendment No. 3 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 8, 2010, as amended by Amendment No. 4 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 17, 2010)

10.29	Amended and Restated Letter of Transmittal (including Guidelines of the Internal Revenue Service for Certification of Taxpayer Identification Number on Substitute Form W-9) (incorporated by reference to Exhibit (a)(1)(F) of the Company’s Amendment No. 3 to Tender Offer Statement on Schedule TO-I/A filed with the SEC on September 8, 2010)

10.30	Waiver dated as of December 14, 2010, by and between Westway Group, Inc. and Agman Louisiana Inc. (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

10.31	Waiver dated as of May 1, 2011 and executed on June 23, 2011, by and between Agman Louisiana Inc. and Westway Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011)

10.32	Waiver dated as of August 11, 2011 by and between Agman Louisiana Inc. and Westway Group, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.33	Waiver dated as of August 30, 2011 by and between Agman Louisiana Inc. and Westway Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011)

10.34	Waiver dated as of November 8, 2011 by and between Agman Louisiana Inc. and Westway Group, Inc. (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.35	Waiver dated as of February 13, 2012 by and between Agman Louisiana Inc. and Westway Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

10.36*	Westway Group, Inc. 2010 Incentive Compensation Plan, as amended by the Board of Directors of the Company on March 24, 2011 and by the Stockholders of the Company at the Annual Meeting of Stockholders on June 16, 2011

10.37*	Restricted Stock Award Agreement dated as of October 7, 2010 between Westway Group, Inc. and Tom Masilla under the Westway Group, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

10.38*	Restricted Stock Award Agreement dated as of October 7, 2010 between Westway Group, Inc. and Stephen Boehmer under the Westway Group. Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

Exhibit Number	Exhibit Title

10.39*	Form of Award Agreement for 2010 incentive awards under the Westway Group, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

10.40*	Award Agreement dated November 4, 2010 between Westway Group, Inc. and James Jenkins under the Westway Group, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

10.41*	Award Agreement dated March 31, 2011 between Westway Group, Inc. and James B. Jenkins under the Westway Group, Inc. 2010 Incentive Compensation Plan

10.42*	Award Agreement dated March 31, 2011 between Westway Group, Inc. and Thomas A. Masilla Jr. under the Westway Group, Inc. 2010 Incentive Compensation Plan

10.43*	Award Agreement dated September 30, 2011 between Westway Group, Inc. and Gene McClain under the Westway Group, Inc. 2010 Incentive Compensation Plan

10.44*	Award Agreement dated September 30, 2011 between Westway Group, Inc. and Steve Boehmer under the Westway Group, Inc. 2010 Incentive Compensation Plan

10.45	Terminal Service Agreement No. 899, dated September 6, 2001, between Westway Terminal Company LLC (formerly Westway Terminal Company, Inc.) (a wholly owned subsidiary of Westway Group, Inc.) and ED&F Man Liquid Products L.L.C. (formerly Westway Trading Corporation) (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

†	Portions of such exhibit have been omitted pursuant to a separate confidential treatment request and such information has been filed separately with the SEC.
*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of Form 10-K.