Form 10-K/A
period 2011-12-31
Westway Group, Inc.
filed 2012-04-30
CIK 1361872

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

As of April 20, 2012, 14,205,995 shares of our Class A Common Stock, par value $0.0001 per share, and 13,144,677 shares of our Class B Common Stock, par value $0.0001, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow.

DOCUMENTS INCORPORATED BY REFERENCE

No annual report to security holders, proxy or information statement, or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 is incorporated by reference into this Form 10-K/A.

Westway Group, Inc. Index to Form 10-K/A

EXPLANATORY NOTE

Westway Group, Inc. (the “Company” or “we,” “our” or “us”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K, which was originally filed with the SEC on March 30, 2012 (the “Form 10-K”) to include Items 10 through 14 of Part III of the Form 10-K as contemplated by General Instruction G(3) to Form 10-K. In compliance with Rule 12b-15 under the Securities Exchange Act of 1934, we have included as exhibits to this Amendment No. 1 new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934. The number of shares of our common stock outstanding has also been updated on the cover page to reflect the number of shares outstanding as of April 20, 2012. Other than the addition of Items 10-14, the new certifications and the updated number of shares outstanding, the Form 10-K is not being amended or updated in any respect.

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

We have based our forward-looking statements on our current expectations and projections about future events, trends, and uncertainties. There are a number of important factors that could cause our actual results and financial position to differ materially from those contemplated by our forward-looking statements. Our forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 30, 2012.

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

Directors

As a result of our current ownership structure, under our certificate of incorporation, holders of our Class A common stock are entitled to elect four members of our Board (the “Class A Directors”), provided that at least 51% of the Board must be independent of the ED&F Man group, and holders of our Class B common stock are entitled to elect three members of our Board (the “Class B Directors”). The Class A Directors are divided into three classes, Class I, Class II, and Class III, and each class is elected to serve a staggered three-year term and until a successor has been elected and has qualified, or until earlier death, resignation or removal.

The following table sets forth the names and ages of all our directors, all positions and offices with us held by each, the term of office of each as director, and any period(s) during which each has served as a director:

Name	Age	Positions and Offices	Date First Elected to Board	Term Expires at Annual Meeting in
Class A Directors

Francis P. Jenkins, Jr. (Class III)	69	Chairman of the Board of Directors Compensation Committee Chairman Special Committee Chairman	April 2006	2012

John E. Toffolon, Jr. (Class I)	61	Director Audit Committee Chairman Compensation Committee Member Nominating Committee Member Special Committee Member	April 2006	2013

G. Kenneth Moshenek (Class II)	60	Director Audit Committee Member Nominating Committee Member Compensation Committee Member Special Committee Member	April 2006	2014

James B. Jenkins (Class III)	54	Director Chief Executive Officer	May 2009	2012

Class B Directors

Philip A. Howell	53	Director	May 2009	2012

Anthony J. Andrukaitis	57	Director Audit Committee Member Compensation Committee Member Nominating Committee Chairman Special Committee Member	June 2011	2012

Paul Chatterton	41	Director	August 2011	2012

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

Executive Officers

The following table sets forth the names and ages of all our executive officers, all positions and offices with us held by each, the term of office of each as an officer, and any period(s) during which each has served as an officer:

Name	Age	Current Position	Date First Appointed	Term Expires
James B. Jenkins	54	Chief Executive Officer	June 2010	*
Thomas A. Masilla, Jr.	65	Chief Financial Officer and Secretary	May 2009	*
Gene McClain	51	President, Westway Terminal Company LLC	January 2011	*
Stephen Boehmer	62	President, Westway Feed Products LLC	September 2009	*

*	Our executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

There is no understanding or arrangement between any executive officer and any other person pursuant to which the executive officer was or is to be selected as an officer, excluding any arrangements or understandings with directors or officers of the Company acting solely in their capacity as such.

Family Relationships

There are no family relationships between any director or executive officer. Francis P. Jenkins, Jr., our Chairman, and James B. Jenkins, our Chief Executive Officer and one of our directors, are not related.

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

Director Qualifications

All of our directors have high-level managerial experience in relatively complex organizations or are accustomed to dealing with complex problems. We believe all of our directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of the Company. In addition to these attributes, in each individual’s biography set forth below, we have highlighted specific experience, qualifications, and skills that led the Board to conclude that each individual should continue to serve as a director of the Company.

Directors

Francis P. Jenkins, Jr. has served as our Chairman and a member of our Board of Directors since our inception, as Chairman of our Compensation Committee since May 2009, and as Chairman of our Special Committee since its inception. Mr. Jenkins served as our Chief Executive Officer from our inception until May 2009. The Board concluded that Mr. Jenkins should serve as a director of Westway Group, Inc. in part due to his executive experience within financial and commodity companies. He served as the Chairman of the Board and Chief Executive Officer of Royster-Clark, Inc., a retailer and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, from January 1994 to 2006. From 1988 until 1994, Mr. Jenkins served in various capacities on the Board of Directors for Royster-Clark, Inc. From 1988 to 1992, he served as Chairman of the Board of Royster-Clark, Inc. From 1979 to 1988, Mr. Jenkins was employed by The First Boston Corporation, where he was one of the four members of the Executive Committee, co-managed First Boston’s Equity Capital Investments and was the principal financial officer. Prior to that position, he had responsibility for all security sales, trading and research, as well as holding positions as a Managing Director and a member of the Management Committee. Mr. Jenkins currently serves on the Board of Trustees of Babson College, as the Chairman of its Alumni and Development Committee and as a member of the Executive Committee of the Board. Mr. Jenkins is not related to James B. Jenkins, our Chief Executive Officer and a Director.

G. Kenneth Moshenek has served as a member of our Board of Directors since our inception, as a member of our Audit, Compensation, and Nominating Committees since May 2009, and as a member of our Special Committee since its inception. Mr. Moshenek served as our President and Chief Operating Officer from our inception until May 2009. The Board concluded that Mr. Moshenek should serve as a director of Westway Group, Inc. in part due to his executive experience with commodities and mergers and acquisitions. Mr. Moshenek served as the President of Unity Envirotech LLC, a company servicing the commercial fertilizer and municipal wastewater markets, from October 2006 to December of 2007. Mr. Moshenek served as the President and Chief Operating Officer of Royster-Clark, Inc., a retailer and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, from December 1997 to February 2006. Mr. Moshenek had served as Chief Operating Officer since 1995 and was a director from August 1997 until April 1999 of Royster-Clark, Inc. From August 1997 until April 1999, he served as Chief Investment Officer of Royster-Clark, Inc. Prior to that he held several positions during his tenure with Royster-Clark, Inc., including Senior Vice President of Sales and Marketing from September 1994 until July 1995, Vice President and Divisional Sales Manager from 1992 until September 1994 and a Division Manager from 1990 to 1992. Mr. Moshenek joined W.S. Clark & Sons, Inc. in 1981. Mr. Moshenek has been involved in the fertilizer industry since 1976. Mr. Moshenek formerly served on the Board of Directors of The Fertilizer Institute and was a member of that Board’s Executive Committee and served as Chairman of the Distributors Council. He also formerly served on the Board of Directors of the Agricultural Retailers Association, the Foundation of Agronomic Research and the Fertilizer Roundtable.

John E. Toffolon, Jr. has served as a member of our Board of Directors since our inception, as the Chairman of the Audit Committee and a member of the Nominating and Compensation Committees since May 2009, and as a member of our Special Committee since its inception. He served as our Chief Financial Officer from August 3, 2006 until May 28, 2009. The Board concluded that Mr. Toffolon should continue to serve as a director of Westway Group, Inc. in part due to his experience as a director and Lead Director with the Cowen Group, Inc. Mr. Toffolon has been an active independent investor and consultant since his resignation from Nomura Holdings, a holding company, in 2001. He started his career in 1973 as a member in the Management Training Program of the Federal Reserve Bank of New York, as the Bank Supervisor function rotating through various analyst positions. In 1978, Mr. Toffolon joined the investment banking firm of Blyth Eastman Dillon as a Vice President in its Capital Markets subsidiary, Blyth Capital Markets Inc. Shortly after Blyth Eastman Dillon’s acquisition by Paine-Webber in 1979, Mr. Toffolon accepted an offer to join The First Boston Corporation to manage its Fixed-Income Credit Department. Mr. Toffolon served as Managing Director of The First Boston Corporation from 1986 and subsequently served as its Chief Financial Officer until 1990. In November 1992, Mr. Toffolon joined Nomura Holding America Inc. (holding company), and Nomura Securities International (broker-dealer) as Executive Managing Director and Chief Financial Officer. He was also a member of the Board of Directors of both companies. Since September 14, 2006, Mr. Toffolon has served as a director of The Cowen Group Inc., which together with its subsidiaries operates as an investment bank. He served as Lead Director from February 2007 until July 2008, and from November 2009 until present, and as Chairman of the Board from July 15, 2008 until November 2009. Subsequent to Cowen being acquired by Ramius LLC, Mr. Toffolon was voted Lead Director on the newly-formed Board of Directors. Mr. Toffolon, after serving the maximum term of 6 years on the Board of Trustees of Fordham University, continues to serve on Fordham’s Board as a Trustee fellow and is also a member of the Board of Trustees of the Berkshire School, a private preparatory school located in Massachusetts. He also serves as Chairman of the Audit Committee and as a member of the Compensation Committee of The Cowen Group Inc.’s Board of Directors.

James B. Jenkins has served as a member of our Board of Directors since May 2009 and as our Chief Executive Officer since June 2010. The Board concluded that Mr. Jenkins should serve as a director of the Company in part due to his experience in executive and director roles with various commodity and trading businesses. Mr. Jenkins served as Managing Director of the ED&F Man group’s Commodity Services Division, an integrated research, brokerage and risk management operation, and as a member of ED&F Man’s Executive Committee from November 2005 until September 2009. Prior to his role at ED&F Man Commodity Services, Mr. Jenkins was President of ED&F Man Cocoa, Inc., a merchant of cocoa beans and released products. Mr. Jenkins has 28 years of service in the soft commodities industry. Mr. Jenkins has served as a member of the New York Board of Trade’s Cocoa and Control Committees, and as Chairman of the Board of Directors of the Cocoa Merchants’ Association of America, as well as on a number of the Association’s committees. Mr. Jenkins is not related to Francis P. Jenkins, Jr., our Chairman.

Philip A. Howell has served as a member of our Board of Directors since May 2009. The Board concluded that Mr. Howell should serve as a director of Westway Group, Inc. in part due to his experience with commodities and his role as Main Board Director of ED&F Man. Mr. Howell also currently serves as Director of Corporate Finance and Group Strategy of ED&F Man and has served in this capacity since March 2010. Prior to March 2010, he served as Chief Financial Officer and Chief Operating Officer of ED&F Man, from March 2000 and July 2007 respectively. Mr. Howell also served on ED&F Man’s Audit Committee from 2000 until 2009. Mr. Howell joined ED&F Man in 1990 as finance director of ED&F Man’s futures brokerage business. Mr. Howell qualified as a chartered accountant with Coopers & Lybrand before working for two years with Security Pacific Hoare Govett in its financial control function.

Anthony J. Andrukaitis has served as a member of our Board of Directors and as a member of our Audit, Compensation, and Nominating Committees since June 2011 and as a member of our Special Committee since its inception. The Board concluded that Mr. Andrukaitis should serve as a director of Westway Group, Inc. in part due to his experience in executive roles and in the terminal industry. Mr. Andrukaitis’ business experience includes serving in various advisory and management positions, including chief operations officer, of Trinity Industries, a railcar manufacturer, from July 2004 until December 2009. Prior to that time, he served as president and CEO of GATX Terminals Corporation, a company specializing in storage and distribution of bulk petroleum and chemical products, and was a member of the GATX Terminals management team for more than 25 years. Mr. Andrukaitis is a CPA and holds a Bachelor of Science degree in Accounting from the University of Illinois and a Master of Business Administration degree from DePaul University. Mr. Andrukaitis is currently a member of the Board of Directors of Kelso Technologies, Inc., Vancouver, BC, a company active in the railroad supply industry.

Paul Chatterton has served as a member of our Board of Directors since August 2011. The Board concluded that Mr. Chatterton should serve as a director of Westway Group, Inc. in part due to his previous experience with Westway Terminals as his executive experience. Mr. Chatterton has served as commercial director of ED&F Man Industrials since January 2011 and served as managing director of ED&F Man Biofuels from October 2007 until January 2011. Mr. Chatterton also served as a Business Development Manager and Managing Director for Westway Terminals from 1997 through 2007.

Executive Officers

James B. Jenkins is a member of our Board of Directors and is our Chief Executive Officer. Mr. Jenkins served as Managing Director of the ED&F Man group’s Commodity Services Division, an integrated research, brokerage and risk management operation, and as a member of ED&F Man’s Executive Committee from November 2005 until September 2009. Prior to his role at ED&F Man Commodity Services, Mr. Jenkins was President of ED&F Man Cocoa, Inc., a merchant of cocoa beans and released products. Mr. Jenkins has 28 years of service in the soft commodities industry. Mr. Jenkins has served as a member of the New York Board of Trade’s Cocoa and Control Committees, and as Chairman of the Board of Directors of the Cocoa Merchants’ Association of America, as well as on a number of the Association’s committees. Mr. Jenkins is not related to Francis P. Jenkins, Jr., our Chairman.

Thomas A. Masilla, Jr., was appointed to the positions of Chief Financial Officer and Secretary immediately following the business combination. From January 2009 through the consummation of the business combination, Mr. Masilla provided interim financial advice to Westway. Mr. Masilla previously served as President of Revenue Properties U.S. from November 2006 to December 2007. From November 2005 to November 2006, Mr. Masilla served as President and Principal Executive Officer of Sizeler Property Investors, Inc., a publicly traded REIT, which was acquired by Morguard Corporation and its subsidiary, Revenue Properties Limited of Canada, in November 2006. Prior to his service as President and Principal Executive Officer, Mr. Masilla served as Sizeler’s Vice Chairman, President & Chief Operating Officer from 1995 to November 2005. Additionally, Mr. Masilla served as Sizeler’s Chief Financial Officer from 1996 to 1999. Mr. Masilla is a certified public accountant and has over thirty-five years of executive and financial management experience in publicly traded real estate and commercial banking entities. Mr. Masilla holds a Bachelor’s degree in Accounting and a Master of Business Administration degree from Loyola University in New Orleans. Mr. Masilla has previously served on the board of trustees of Loyola University in New Orleans, LA, the Business Council of New Orleans and the River Region, and Baptist Hospital in New Orleans, and has lectured at the A.B. Freemen School of Business at Tulane University.

Gene McClain is President of Westway Terminal Company LLC (“Westway Terminal”), a subsidiary of the Company. From August 2010 until his appointment as President in January 2011, Mr. McClain served as Executive Vice President of Westway Terminal. From October 2009 until August 2010, Mr. McClain served as Director of Terminal Operations of Westway Terminal, responsible for North American and Canadian terminal operations. Prior to that time, and from August 2005, Mr. McClain served as a Regional Manager of Westway Terminal.

Stephen Boehmer was appointed Executive Vice President (and acting President) of Westway Feed Products LLC (“Westway Feed”), a subsidiary of the Company, as of August 1, 2009, and President of Westway Feed in September 2009. Mr. Boehmer previously served as Vice President Operations of Westway Feed and its predecessor from January 2003 to July 2009 and as National Operations Manager of the predecessor from August 1999 to January 2003. He has over 34 years of experience in the feed industry. Prior to joining Westway Feed Products, he held various positions with Purina Mills Inc. culminating in the position of Director of Operations, Eastern Division.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and beneficial owners of more than 10% of our Class A or Class B common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2011, our directors, executive officers, and 10% beneficial owners timely complied with the Section 16(a) filing requirements, with the following exceptions: Wayne Driggers filed one late Form 4 to report one transaction; Gene McClain filed three late Form 4s to report three transactions; G. Kenneth Moshenek filed one late Form 4 to report one transaction; James B. Jenkins filed one late Form 4 to report two transactions; John Toffolon filed one late Form 4 to report two transactions; and Anthony Andrukaitis filed one late Form 4 to report two transactions.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5 and amendments to these forms furnished to us and the written representations of our directors, executive officers, and 10% stockholders.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. Our Code of Conduct and Ethics is posted on our website, which is www.westway.com. Also, we will provide to any person without charge, upon request, a copy of our Code of Conduct and Ethics; such request may be made by sending a letter to Thomas A. Masilla, Jr., Corporate Secretary, Westway Group, Inc., 365 Canal Street, Suite 2900, New Orleans, LA 70130. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, certain provisions of our Code of Conduct and Ethics by posting any such information on our website.

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

Audit Committee

The Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are John E. Toffolon, Jr. (Chairman), G. Kenneth Moshenek, and Anthony J. Andrukaitis.

Audit Committee Financial Expert

The Board has determined that Mr. Toffolon is an “Audit Committee Financial Expert” as defined by the SEC. Mr. Toffolon is independent, as independence for Audit Committee members is defined in the NASDAQ listing standards and SEC rules applicable to us.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets out the total compensation earned or accrued to the executive officers set forth therein (the “named executive officers”) from the Company or its predecessor for 2011 and 2010.

Fiscal Year 2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
James B. Jenkins(5)	2011	475,000	—	456,912	500,726	33,764	1,466,402
Chief Executive Officer (appointed effective June 30, 2010)	2010	237,500	—	639,828	315,073	29,205	1,221,607

Thomas Masilla	2011	320,000	—	306,369	539,896	25,449	1,191,714
Chief Financial Officer	2010	286,667	107,169	375,828	305,331	26,435	1,101,430

Gene McClain	2011	225,000	—	120,786	194,552	20,182	560,520
President, Westway Terminal Company LLC	2010	150,930	132,000	—	—	30,728	313,658

Stephen Boehmer	2011	225,000	—	65,026	194,552	38,531	523,109
President, Westway Feed Products LLC	2010	199,583	—	180,252	144,257	35,247	559,339

(1)	Bonus. Mr. Masilla’s $107,169 bonus amount in 2010 represents the cash portion of a discretionary bonus granted in January 2011 for his performance in 2010.

Mr. McClain’s $132,000 bonus amount in 2010 represents the cash portion of a discretionary bonus granted in January 2011 for his performance in 2010.

(2)	Stock Awards. Mr. Jenkins’ $456,912 stock award amount in 2011 represents a grant of 102,677 shares as the stock portion of a performance award initially communicated to him in March 2011 and determined in February 2012 (which shares have been valued as of March 31, 2011, at $4.45 per share). The value of the stock portion of the performance award at the grant date, if the highest level of performance conditions were achieved, was $1,037,740; the grant date value of the stock portion of the performance award he actually received was $456,911.

Mr. Jenkins’ $639,828 stock award amount in 2010 consists of $387,000, representing a grant in November 2010 of a retention bonus of 100,000 restricted shares of our Class A common stock, valued at $3.87 per share, and $252,828, representing a grant of 61,665 shares as the stock portion of a performance award initially communicated to him in June 2010 and determined in January 2011 (which shares have been valued as of June 30, 2010, at $4.10 per share). The value of the stock portion of the performance award at the grant date, if the highest level of performance conditions were achieved, was $505,656; the grant date value of the stock portion of the performance award he actually received was $196,862.

Mr. Masilla’s $306,369 stock award amount in 2011 consists of $71,901, representing a grant of 17,537 shares as the stock portion of a discretionary award determined in January 2011 (which shares have been valued as of January 25, 2011, at $4.10 per share), and $234,468, representing a grant of 52,689 shares as the stock portion of a performance award initially communicated to him in March 2011 and determined in February 2012 (which shares have been valued as of March 31, 2011, at $4.45 per share). The value of the stock portion of the performance award at the grant date, if the highest level of performance conditions were achieved, was $296,010; the grant date value of the stock portion of the performance award he actually received was $245,690 (excluding the 24,752 shares of Class A Common stock that he received on February 7, 2012 in lieu of $100,000 of the cash portion, as further discussed in note 3).

Mr. Masilla’s $375,828 stock award amount in 2010 consists of $252,828, representing a grant of 61,665 shares as the stock portion of a performance award initially communicated to him in March 2010 and determined in January 2011 (which shares have been valued as of June 30, 2010, at $4.10 per share) and $123,000, representing a grant of 30,000 shares as the stock portion of a discretionary bonus granted in January 2010 for his performance in 2009 (which shares have been valued as of June 30, 2010, at $4.10 per share). The value of the stock portion of the performance award at the grant date, if the highest level of performance conditions were achieved, was $505,656; the grant date value of the stock portion of the performance award he actually received was $204,848.

Mr. McClain’s $120,786 stock award amount in 2011 consists of $55,760, representing a grant of 13,600 shares of the stock portion of a discretionary award determined in January 2011 (which shares have been valued as of January 25, 2011, at $4.10 per share), and $65,026, representing a grant of 15,409 shares as the stock portion of a performance award initially communicated to him in September 2011 and determined in January 2012 (which shares have been valued as of September 30, 2011, at $4.22 per share). The value of the stock portion of the performance award at the grant date, if the highest level of performance conditions were achieved, was $140,756; the grant date value of the stock portion of the performance award he actually received was $67,740.

Mr. Boehmer’s $65,026 stock award amount in 2011 represents a grant of 15,409 shares as the stock portion of a performance award initially communicated to him in September 2011 and determined in January 2012 (which shares have been valued as of September 30, 2011, at $4.22 per share). The value of the stock portion of the performance award at the grant date, if the highest level of performance conditions were achieved, was $140,756; the grant date value of the stock portion of the performance award he actually received was $67,740.

Mr. Boehmer’s $180,252 stock award amount in 2010 consists of $98,252, representing a grant of 23,964 shares as the stock portion of a performance award initially communicated to him in March 2010 and determined in January 2011 (which shares have been valued as of June 30, 2010, at $4.10 per share) and $82,000, representing a grant of 20,000 shares as the stock portion of a discretionary bonus granted in January 2010, prorated for his performance in 2009 (which shares have been valued as of June 30, 2010, at $4.10 per share). The value of the stock portion of the performance award at the grant date, if the highest level of performance conditions were achieved, was $196,503; the grant date value of the stock portion of the performance award he actually received was $78,859.

The incentive award agreements that we entered into with Mr. Jenkins, Mr. Masilla, Mr. McClain and Mr. Boehmer in 2011, and with Mr. Jenkins, Mr. Masilla and Mr. Boehmer in 2010, in each case provided for compensation payable partly in restricted shares of our Class A common stock and partly in cash. The stock portions of such awards are reported in 2011 and 2010 in the “Stock Awards” column, and the cash portions of such awards are reported in 2011 and 2010 in this “Nonequity Incentive Plan Compensation” column.

Amounts shown do not reflect compensation actually received by the officers. Instead, amounts shown reflect the total grant date fair value for the stock awards determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718.

Stock compensation expense recognized by us for 2011 and 2010 for awards granted under the 2010 Plan differs from the amounts stated in this table. The accounting principles and assumptions applied to each of the share awards are set out in accordance with U.S. GAAP in note 15 to the financial statements of Westway Group, Inc. for the fiscal year ended December 31, 2011 and 2010.

(3)	Nonequity Incentive Plan Compensation. The incentive award agreements that we entered into with Mr. Jenkins, Mr. Masilla, Mr. McClain and Mr. Boehmer in 2011, and with Mr. Jenkins, Mr. Masilla and Mr. Boehmer in 2010, in each case provided for compensation payable partly in restricted shares of our Class A common stock and partly in cash. The stock portions of such awards are reported in 2011 and 2010 in the “Stock Awards” column, and the cash portions of such awards are reported in 2011 and 2010 in this “Nonequity Incentive Plan Compensation” column.

With respect to Mr. Masilla’s $539,896 cash award amount in 2011, on February 7, 2012 Mr. Masilla received 24,752 shares of Class A Common stock in lieu of $100,000 of the cash award.

(4)	All Other Compensation.

Our contributions to our Savings and Investment (401(k)) Plan for Messrs. Jenkins, Masilla, McClain, and Boehmer were $32,500, $14,585, $16,937, and $29,389, respectively, for the fiscal year ended December 31, 2011. Our contributions to the Westway Group, Inc. Savings and Investment (401(k)) Plan for Messrs. Jenkins, Masilla, McClain, and Boehmer were $28,500, $15,925, $8,406, and $26,328, respectively, for the fiscal year ended December 31, 2010.

In 2010, Mr. McClain received a relocation payment of $20,257. A portion of the values shown for Mr. Masilla ($9,600) and Mr. Boehmer ($7,200) in 2011 and 2010 represents vehicle allowances. A portion of the values shown for Mr. McClain, ($1,981) in 2011 and ($801) in 2010 represents vehicle allowances. A portion of the values shown represents the change in present values of Mr. Boehmer’s accumulated benefits under the ED&F Man Retirement Income Plan. The change in accumulated benefit for Mr. Boehmer was $678, for the fiscal year ended December 31, 2011, and was $809 for the fiscal year ended December 31, 2010. The remaining portion of the values shown (less than $1,000 each) for 2011 and 2010 consists of the dollar value of life insurance premiums and a holiday bonus.

(5)	Mr. Jenkins. Mr. Jenkins was employed by the ED&F Man group prior to his appointment as our Chief Executive Officer in July 2010, but he did not work for our predecessor, which consists only of the bulk liquid storage and liquid feed supplements businesses we acquired from the ED&F Man group in May 2009. Consequently, compensation received by Mr. Jenkins from the ED&F Man group at any time on account of services he performed for them before July 2010 is not included in this table.

Narrative Disclosure to Summary Compensation Table

Our Named Executive Officers

We have identified Messrs. Jenkins, Masilla, and McClain as the individuals for whom we are required to provide compensation information in this Form 10-K/A pursuant to the SEC’s executive compensation disclosure requirements. We refer to these three individuals as the “named executive officers.” In addition, we have elected to provide information about a fourth executive officer, Mr. Boehmer, who is part of our senior executive team. We refer to these four individuals as the “listed executive officers.”

Mr. Jenkins has been our Chief Executive Officer since June 30, 2010; Mr. Masilla has been our Chief Financial Officer since January 5, 2009; Mr. McClain has been President of Westway Terminal, our bulk liquid storage subsidiary, since January 2011; and Mr. Boehmer has been President of Westway Feed, our principal liquid feed supplements subsidiary, since September 30, 2009.

2011 Compensation

Base Salaries

The Compensation Committee approved base salary increases for two members of management in 2011 to bring their salaries in line with the median of the market (with suitable adjustment for individual experience). Mr. Jenkins’ base salary remained $475,000, and Mr. Masilla’s base salary remained $320,000. Mr. McClain recognized an increase in his base salary from $175,000 to $225,000, effective January 1, 2011. Additionally, Mr. Boehmer’s base salary was adjusted from $210,000 to $225,000, effective January 1, 2011.

Incentive Compensation

In 2011, the Company operated under the Westway Group, Inc. 2010 Incentive Compensation Plan approved by our stockholders at the 2010 annual meeting (the “2010 Plan”). In 2011, award agreements were entered into with Messrs. Jenkins, Masilla, McClain, and Boehmer pursuant to which an incentive pool for the listed executive officers was established equal to 10% of our economic profit earned in 2011.

Economic profit for the purposes of the 2011 executive incentive awards was defined as Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation and amortization, adjusted to eliminate any accrual for employee bonuses except a bonus accrual equal to 10% of total 2011 salaries of all employees other than the listed executive officers) reduced by our total cost of debt and equity capital. Cost of debt was measured as the interest and fees incurred by us on our credit facility and other debt. Cost of equity was computed as 9.4% (which equals 7.5% plus the 5-year Treasury rate of 1.9% during the 30 days prior to 1/1/2011) of the balance sheet value of our common equity on January 1, 2011, plus dividends required to be paid or accrued on preferred shares (currently $0.1376 per share per year). If our Adjusted EBITDA for 2011 had been less than $38.4 million, which was 75% of budgeted Adjusted EBITDA, no incentive pool would have been established. Ultimately, the economic profit (i.e., the Adjusted EBITDA less the total cost of debt and equity capital) was calculated to be $30,518,006 for 2011.

Specific percentages of the economic profit were allocated to specific executive officers. However, the Compensation Committee had the right to reduce (but not increase) the amount of any executive’s bonus award if, based on a subjective assessment, the executive failed to meet expectations in one or more of the following performance areas: (i) Company growth; (ii) health, safety and environmental; (iii) investor relations; (iv) corporate compliance; (v) other annual objectives set by the Board of Directors; and (vi) such other areas as the Compensation Committee determined. Ultimately, in February 2012, the Compensation Committee awarded Messrs. Jenkins, Masilla, McClain, and Boehmer performance-based bonuses of $915,540, $762,950, $259,403, and $259,403, respectively.

Awards for 2011 were paid in February 2012 partly in cash and partly in restricted shares of our Class A common stock under the 2010 Plan. The stock portion of Mr. Jenkins’ award was equal to 40% of the first $375,000, plus 50% of the next $375,000, and 60% of any amount over $750,000 and under the target award (subject to a 250,000 share cap). Mr. Masilla’s award was equal to 25% of the first $375,000, plus 33.33% of the next $375,000, and 50% of any excess over $750,000 (subject to a 250,000 share cap); however, Mr. Masilla received 24,752 shares of Class A Common stock in lieu of $100,000 of the cash award, Messrs. McClain’s and Boehmer’s awards were equal to 25% of the first $375,000, plus 33.33% of any excess over $375,000 (subject to a 250,000 share cap). These restricted stock awards will vest as to 1/3rd of the shares on December 31, 2012; 1/3rd of the shares on December 31, 2013; and as to the final 1/3rd on December 31, 2014. The restricted stock awards also vest immediately upon the death or disability of the executive; the executive’s attainment of age 65; the executive’s Board-approved retirement after attaining the age of 55 with 10 years of service with the Company and/or ED&F Man; or a change in control (as defined in the 2010 Plan).

Bonuses

In January 2011 we awarded Mr. Masilla a discretionary bonus of $194,853 to compensate him for his additional effort during 2010 through several extraordinary and unanticipated events at the time the performance-based award agreements were signed, including the founder warrant extension project, the resignations of the Chief Executive Officer and Chief Operating Officer, and the public warrant repurchase project. This additional bonus was added to Mr. Masilla’s performance-based bonus discussed above before calculating his split between cash and restricted stock according to the principles discussed above.

In January 2011 we awarded Mr. McClain a discretionary bonus of $170,000 to compensate him for his efforts during 2010. This bonus was split between cash and stock according to the principles discussed above.

Other Compensation

The listed executive officers participate in a 401(k) retirement plan that we adopted after the closing of the 2009 business combination. We have made contributions to each listed executive officer’s 401(k) account in amounts based on a sliding scale commencing at 3% of base compensation for service between two and five years, and capped at 12% of base compensation for service of fourteen years or more.

Mr. Boehmer also has participated in the ED&F Man Holdings, Inc. Retirement Income Plan, which we refer to as the “ED&F Man Retirement Income Plan,” a frozen plan whose benefits were determined under a predecessor cash balance plan where interest, based upon each participating listed executive officer’s account balance, was credited each calendar quarter. Following the consummation of the 2009 business combination, the ED&F Man Retirement Income Plan has continued to be maintained by the ED&F Man group, and interest credits for the participating listed executive officers will continue to be made, until ED&F Man terminates the plan. Following the consummation of the 2009 business combination, we have not been responsible for these benefits and do not anticipate establishing a cash-balance or other defined benefit pension plan.

2010 Compensation

Base Salaries

The Compensation Committee approved base salary increases for management in 2010 to bring their salaries in line with the median of the market (with suitable adjustment for individual experience).

In connection with Mr. Jenkins’ appointment as our Chief Executive Officer effective June 30, 2010, his base salary was set at $475,000 per year, the same level as then in effect for Mr. Harding, our former Chief Executive Officer. Mr. Masilla’s salary as of December 31, 2009 was $200,000 annualized. This amount was increased to $240,000 annualized effective January 1, 2010. It was subsequently raised to $320,000 annualized effective June 1, 2010. Mr. Boehmer’s salary as of December 31, 2009 was $168,000 annualized. This amount was increased to $185,000 annualized effective January 1, 2010. It was subsequently raised to $210,000 annualized effective June 1, 2010. Mr. McClain’s salary as of December 31, 2009 was $118,000 annualized. This amount was increased to $121,540 annualized effective January 1, 2010. It was subsequently raised to $150,000 annualized effective May 1, 2010, and to $175,000 annualized effective August 1, 2010.

Incentive Compensation

In 2010, the prior cash bonus and long term incentive compensation plans, which were modeled after the ED&F Man group plans and used for 2009, were replaced with use of the new Westway Group, Inc. 2010 Incentive Compensation Plan approved by our stockholders at the 2010 annual meeting (the “2010 Plan”). In March 2010, subject to stockholder approval of the 2010 Plan, award agreements were entered into with Messrs. Masilla and Boehmer, pursuant to which an incentive pool for certain executive officers was established equal to 10% of our economic profit earned in 2010. When Mr. Jenkins replaced Mr. Harding as our Chief Executive Officer on June 30, 2010, the Board decided that Mr. Jenkins would receive incentive compensation at the same level as had been contemplated for Mr. Harding, but prorated for the half year remaining.

Economic profit for the purposes of the 2010 executive incentive awards was defined as Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation and amortization, adjusted to eliminate any accrual for employee bonuses except a bonus accrual equal to 10% of total 2010 salaries of all employees other than the certain executive officers) reduced by our total cost of debt and equity capital. Cost of debt was measured as the interest and fees incurred by us on our credit facility and other debt. Cost of equity was computed as 9.8% (which equals 7.5% plus the 5-year Treasury rate of 2.3% during the 30 days prior to 1/1/2010) of the balance sheet value of our common equity on January 1, 2010, plus dividends required to be paid or accrued on preferred shares (currently $0.1376 per share per year). If our Adjusted EBITDA for 2010 had been less than $40.5 million, which was 75% of budgeted Adjusted EBITDA, no incentive pool would have been established. Ultimately, the economic profit (i.e., the Adjusted EBITDA less the total cost of debt and equity capital) was calculated to be $27,014,437 for 2010.

Specific percentages of the economic profit were allocated to specific executive officers. However, the Compensation Committee had the right to reduce (but not increase) the amount of any executive’s bonus award if, based on a subjective assessment, the executive failed to meet expectations in one or more of the following performance areas: (i) Company growth; (ii) health, safety and environmental; (iii) investor relations; (iv) corporate compliance; (v) other annual objectives set by the Board of Directors; and (vi) such other areas as the Compensation Committee determined. Ultimately, in January 2011, the Compensation Committee awarded Mr. Jenkins, Mr. Masilla, and Mr. Boehmer performance-based (non-discretionary) bonuses of $555,147, $555,147, and $240,428, respectively.

Awards for 2010 were paid in January 2011 partly in cash and partly in restricted shares of our Class A common stock under the 2010 Plan. The stock portion of each award was equal to 40% of the first $375,000, plus 50% of the next $375,000, and 60% of any excess over $750,000 (subject to a 250,000 share cap). These restricted stock awards were scheduled to vest as to 1/3rd of the shares on December 31, 2011; 1/3rd of the shares on December 31, 2012; and as to the final 1/3rd on December 31, 2013. The restricted stock awards also vest immediately upon the death or disability of the executive; the executive’s attainment of age 65; the executive’s Board-approved retirement after attaining the age of 55 with 10 years of service with the Company and/or ED&F Man; or a change in control (as defined in the 2010 Plan).

Bonuses

Mr. Jenkins, who became our Chief Executive Officer on June 30, 1010, was granted in November 2010 a retention bonus of 100,000 restricted shares of our Class A common stock, which shares were scheduled to vest over three years, one-third on each of the first, second, and third anniversaries of the grant.

Moreover, in January 2011 we awarded Mr. Masilla a discretionary bonus of $194,853 to compensate him for his additional effort during 2010, as discussed above under “2011 Compensation – Bonuses.”

Other Compensation

The listed executive officers participated in a 401(k) retirement plan that we adopted after the closing of the 2009 business combination, and Mr. Boehmer also participated in the ED&F Man Holdings, Inc. Retirement Income Plan, all as discussed above under “2011 Compensation – Other Compensation.”

Key Contracts Involving Compensation

Westway Group, Inc. 2010 Incentive Compensation Plan

General. On April 13, 2010, the Compensation Committee of the Board of Directors adopted a resolution to make a number of shares equal to ten percent (10%) of the number of shares of Class A common stock, Class B common stock, and Series A Convertible Preferred Stock of the Company outstanding on January 1st of each Plan year available for awards under the Plan and for issuance to non-employee Directors under the Plan.

Under the Plan, key employees of the Company and its subsidiaries may be granted restricted stock, performance share units, stock appreciation rights and stock options, which are collectively referred to as “Awards.” Awards underlying a total of 5,484,244 shares of Class A common stock were available for grant under the Plan in 2011. In any calendar year, no key employee may be granted more than 250,000 shares of restricted stock, performance share units with respect to more than 250,000 shares of Class A common stock, stock appreciation rights with respect to more than 250,000 shares of Class A common stock, or options to acquire more than 250,000 shares of Class A common stock under the Plan.

Key employees eligible to receive Awards under the Plan are salaried employees of the Company and its subsidiaries as selected by the Compensation Committee. In addition, our non-employee directors may elect under the Plan to receive up to 50% of their annual Board retainer in shares of our Class A common stock.

Administration. The Plan is administered by the Compensation Committee. The Compensation Committee must consist of two or more Directors. The Directors must be “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986 (the “Code”). The Compensation Committee determines which employees of the Company and its subsidiaries will be granted Awards and the terms of those Awards. The Compensation Committee has complete discretionary authority to interpret and administer the Plan and make changes to the terms and conditions of Awards. The Board has the authority to make changes to the Plan of any nature, provided that in the event any changes in the Plan would require shareholder approval under applicable law or stock exchange rules, such changes shall be subject to shareholder approval.

Vesting and Performance Goals. The vesting conditions for Awards may relate to employment, performance goals or other conditions. Performance goals are established by the Compensation Committee from one or more of the following business criteria that are to be achieved during a performance period: (1) revenue growth; (2) operating earnings and margin; (3) operating cash flow; (4) earnings before interest, taxes, depreciation and amortization; (5) net sales; (6) earnings per share; (7) return on equity; (8) return on capital; (9) net earnings; (10) economic profit; (11) balance sheet measurements; (12) objectively-determinable qualitative measures such as certification maintenance, percentage utilization, and number of reportable spills; or (13) any other business criteria as may be determined by the Committee. Performance Goals may be based (as the Committee deems appropriate) on (i) Company-wide (including subsidiary corporations) performance, (ii) performance of a subsidiary, division, region, department, function, branch, facility or other operational unit of the Company, (iii) individual performance (if applicable), or (iv) any combination of the foregoing.

The vesting of an Award may also be based on the key employee’s achievement of an individual performance goal. The Compensation Committee has complete discretionary authority to determine whether an Award is intended to comply with the requirements of Section 162(m) of the Code and the regulations thereunder as “performance-based” compensation.

Non-Transferability. Awards are not transferable except by will or the laws of descent and distribution. During the key employee’s lifetime, Awards may be exercised only by the key employee.

Change in Capitalization. If there is a reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation or similar event, then appropriate adjustments will be made by the Compensation Committee to the number and kind of shares available for issuance as Awards and to the number and kind of shares allocated to unvested Awards granted prior to such change.

Change in Control. All Awards of restricted stock, stock appreciation rights and/or options (but not performance share units) granted under an Award agreement subject to a vesting schedule (i.e., for which the only requirement for vesting is continued employment) shall automatically vest in full upon a Change in Control. For purposes of the Plan, a “change in control” means (i) any person or “group” (as defined in Section 13(d)(3) of the 1934 Act), other than ED&F Man Holdings Limited and its subsidiaries, acquiring (whether by stock purchase, asset purchase, merger or otherwise) twenty percent (20%) or more of the voting power of our then outstanding voting shares, or (ii) ED&F Man Holdings Limited and its subsidiaries collectively retaining less than 35% of the aggregate total number of shares of our Class A common stock, Class B common stock and Series A Convertible Preferred Stock.

Types of Award. Under the 2010 Plan, the Compensation Committee may grant equity-based awards in a variety of forms, including: (i) shares of restricted Class A common stock that are subject to restrictions on vesting; (ii) performance share units, which are bookkeeping units that have a value equal to the fair market value of one share of Class A common stock, payable in Class A common stock if the performance or other conditions to exercise are satisfied; (iii) stock appreciation rights (“SARs”) related to shares of Class A common stock, which, if exercised, entitle the participant to receive an amount equal to the excess of the fair market value of the underlying shares of Class A common stock on the date the SAR is exercised over the fair market value of a share of Class A common stock on the date the SAR was awarded; and (iv) stock options, including incentive stock options and non-qualified options, that confer on the holder the right to purchase Class A common stock at a specified exercise price. The Committee has latitude to impose vesting and other restrictions. Equity-based awards will be represented by award agreements, which may impose conditions and restrictions.

Director Compensation. The 2010 Plan allows non-employee directors to elect to receive up to 50% (in 10% increments) of their annual retainer for Board service, meetings, and for service as a committee chair, if applicable, in Class A common stock.

Term of Plan. The Board may suspend or terminate the 2010 Plan at any time.

2011 Amendment of Plan. At our 2011 annual meeting, stockholders approved an amendment to the 2010 Plan. The 2010 Plan had originally provided that, in determining the number of shares of equity compensation to be issued pursuant to an award agreement for a key employee, or the number of shares earned by a non-employee Director who elected to receive up to 50% of their board fees in shares of stock, the value of each share of Class A common stock would be set at the greater of (i) the trade volume-weighted average value in January of the performance period or (ii) $5.00. The amendment removed the $5.00 minimum.

Westway Group, Inc. Severance Pay Plan

The Westway Group, Inc. Severance Pay Plan is a broad-based severance plan for our executives and employees. Due to our obligation in connection with the 2009 business combination to provide base salary, annual bonus opportunities, and benefits equal to or better than those offered by the ED&F Man group for a period of one year following the 2009 business combination and to assist us in attracting and retaining qualified employees, we adopted the Westway Group, Inc. Severance Pay Plan in 2009. We refer to the Westway Group, Inc. Severance Pay Plan as the “Severance Plan.”

Eligibility to receive severance benefits under the Severance Plan is conditioned upon an employee’s completion of three years of combined service with the ED&F Man group and the Company at the time of termination of employment (subject to waiver by the Severance Plan administrator) and, either involuntary termination due to a reduction in force or termination of employment due to an eligible reason. The Severance Plan imposes an additional condition to receipt of benefits by requiring eligible employees to sign a separation agreement waiving any and all claims they may have in connection with their employment and termination in a timely manner, and the separation agreement must become irrevocable.

Upon satisfaction of these conditions, the Severance Plan provides a severance benefit of one week of an eligible employee’s annualized base pay for each year of service. We may increase the severance benefit payable to an eligible employee, but the maximum severance benefit payable under the Severance Plan may not exceed one year of the eligible employee’s annual salary.

Westway Group, Inc. Savings (401(k)) Plan

The Westway Group, Inc. Savings Plan (the “401k Plan”) is designed to satisfy the applicable nondiscrimination rules, allowing eligible employees to defer the maximum legally permitted amount. The Company matches employee deferrals on a dollar-for-dollar basis, up to 1% of an employee’s compensation. The Company matches 50% of deferrals between 1% and 6% of an employee’s compensation. Deferrals in excess of 6% are not matched.

An employee’s deferrals are fully vested at all times. Company matching contributions vest after two years of service or if the employee dies, becomes disabled, or retires while in service with the Company, provided the employee has been credited with at least one hour of service on or after January 1, 2009.

The employee directs the investment and reinvestment of his or her plan accounts from among mutual funds that have been designated by the 401k Plan’s investment committee. An employee may withdraw his or her deferrals and the Company’s matching contributions after employment ends for any reason, including retirement, death, or disability or in the event of financial hardship. An employee can also make in-service withdrawals after attaining age 59 1/2.

ED&F Man Retirement Income Plan

In connection with the 2009 business combination, ED&F Man amended its ED&F Man Retirement Income Plan to provide that (i) participants in the plan that were employed by the Company immediately following the 2009 business combination would not be considered to have ceased employment with ED&F Man for purposes of the ED&F Man Retirement Income Plan and (ii) following the 2009 business combination, service to the Company would be considered for purposes of the ED&F Man Retirement Income Plan as service to ED&F Man, despite the fact that the Company is not a subsidiary of ED&F Man. Neither the ED&F Man Retirement Income Plan nor any obligations under the ED&F Man Retirement Income Plan was assumed by us in the 2009 business combination.

Mr. Boehmer participates in the ED&F Man Retirement Income Plan. As of December 31, 2009, Mr. Boehmer was 100% vested in their ED&F Man Retirement Income Plan benefits. Mr. Masilla and Mr. McClain do not participate in the ED&F Man Retirement Income Plan. (Mr. Jenkins was previously employed by the ED&F Man group and participated in the plan, but his participation is not included in the Summary Compensation Table, because he was not employed by our predecessor.)

The ED&F Man Retirement Income Plan was frozen on June 30, 2005. Participants in the ED&F Man Retirement Income Plan continue to earn interest credits on their accrued benefit balance, but receive no further annual employer contributions or other benefit accrual under the ED&F Man Retirement Income Plan after June 30, 2005. Vested retirement benefits are payable in the form of a lump sum or annuity payments upon retirement from the Company, termination from the Company, or death.

Other ED&F Man Plans

The 2009 business combination resulted in full vesting of the share award plan of Mr. Driggers as of the date of the business combination. With respect to all other former employees of the ED&F Man group, ED&F Man amended the ED&F Man DIP, the ED&F Man Loyalty Plan, and the ED&F Man DHR Award Plan to provide that (i) ED&F Man employees that were employed by the Company immediately following the 2009 business combination would not be considered to have ceased employment with ED&F Man for purposes of the ED&F Man plans and (ii) following the 2009 business combination, service to the Company would be considered for purposes of the ED&F Man plans as service to ED&F Man, despite the fact that the Company is not a subsidiary of ED&F Man. The Company did not assume any of these three plans or any obligations under them.

ED&F Man DIP. Pursuant to the ED&F Man DIP as amended in connection with the 2009 business combination, each participant would receive a prorated number of shares of stock from his award of time-vesting stock if he ceased to be an employee of the Company or a subsidiary due to death; in the opinion of ED&F Man’s Board of Directors, injury, disability or redundancy; retirement at normal retirement age; or his employer ceasing to be a subsidiary or business unit of the Company. Vesting of all stock awards under the ED&F Man DIP would be accelerated upon a change of control of ED&F Man, however, a change in control of the Company would not result in any change in the vesting schedule.

ED&F Man Loyalty Plan. Pursuant to the ED&F Man Loyalty Plan as amended in connection with the 2009 business combination, each participant will receive a prorated number of shares from his awards of restricted ED&F Man shares if he ceases to be an employee of the Company or a subsidiary due to death; in the opinion of ED&F Man’s Board of Directors, injury, disability or redundancy; retirement at normal retirement age; or his employer ceasing to be a subsidiary or business unit of the Company. Vesting of all time-vesting share awards under the Loyalty Plan will be accelerated upon a change of control of ED&F Man. However, a change in control of the Company would not result in any change in the vesting schedule.

ED&F Man DHR Award Plan. Pursuant to the ED&F Man DHR Award Plan as amended in connection with the 2009 business combination, each participant will receive a prorated number of share options from his share option awards if he ceases to be an employee of the Company or a subsidiary due to death, ill health, disability, or dismissal by redundancy. A change in control of the Company would not result in any change in the vesting schedule. However, vesting of all share option awards under the ED&F Man DHR Award Plan will be accelerated upon a takeover offer that, if completed, would result in a change of control of ED&F Man.

Retention Agreement with James B. Jenkins

On April 6, 2012, the Company entered into a retention agreement (the “Retention Agreement”) with Mr. Jenkins, pursuant to which he will be entitled to a retention bonus in the amount of $1,149,000 (the “Retention Bonus”) provided that he remains continuously employed by the Company from the date of the Retention Agreement through and including the date that is six months following the date of a change in control. The Retention Bonus will be paid in a lump sum on the first payroll date following the end of such six month period. If a change in control does not occur within six months following the date of the Retention Agreement, Mr. Jenkins’ right to receive the Retention Bonus shall terminate. Notwithstanding the foregoing, if, following the occurrence of the change in control but prior to the six month anniversary thereof, Mr. Jenkins’ employment is terminated (a) by the Company without cause or due to Mr. Jenkins’ death or disability or (b) by Mr. Jenkins for good reason, the Retention Bonus will be paid to Mr. Jenkins on the first payroll date following such termination of employment.

In consideration for the Company entering into the Retention Agreement, Mr. Jenkins waived his right to receive any other severance benefits from the Company in connection with his termination of employment if a change in control occurs within six months following the date of the Retention Agreement.

In the event that payments or benefits owed to Mr. Jenkins under the Retention Agreement (alone or in combination with any other payments or benefits owed to him) would subject Mr. Jenkins to the 20% excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then such payments and benefits owed to Mr. Jenkins will be reduced by the minimum amount necessary to eliminate the application of such excise tax.

Non-Qualified Stock Option Agreement with James B. Jenkins

On April 6, 2012 (the “Grant Date”), the Company granted Mr. Jenkins a non-qualified stock option to purchase 250,000 shares of the Company’s Class A Common Stock (“Common Stock”) at a per share exercise price of $5.55 (the “Option”), pursuant to a Non-Qualified Stock Option Agreement (the “Stock Option Agreement”) and subject to the Company’s 2010 Incentive Compensation Plan (the “Plan”). The Option is fully vested as of the Grant Date and is exercisable at any time on or prior to the earlier of (a) the six month anniversary of the Grant Date; (b) the termination of Mr. Jenkins’ employment by the Company for cause or by Mr. Jenkins for any reason; (c) 30 days following Mr. Jenkins’ termination of employment by the Company without cause; and (d) 60 days following Mr. Jenkins’ termination by the Company due to his death or disability.

Notwithstanding the foregoing, in connection with a change in control occurring prior to the expiration of the Option, the Compensation Committee may, in its sole discretion, take any of the following actions: (a) terminate the Option immediately prior to the occurrence of the change in control (to the extent not previously exercised); (b) terminate the Option in exchange for a cash payment equal to the excess, if any, of the aggregate fair market value of the Common Stock underlying the unexercised portion of the Option at the time of the change in control over the aggregate exercise price of such unexercised portion of the Option (which cash payment shall be net of applicable withholding taxes); (c) where the Company is not the surviving corporation, cause the surviving corporation to assume the Option or replace it with a substantially equivalent option; or (d) take such other action as the Compensation Committee determines to be appropriate.

In the event that payments or benefits owed to Mr. Jenkins under the Option (alone or combined with any other payments or benefits owed to him) would subject Mr. Jenkins to the 20% excise tax under Section 4999 of the Code, then such payments and benefits owed to Mr. Jenkins will be reduced by the minimum amount necessary to eliminate the application of such excise tax.

Severance Agreement with Mr. Masilla

On June 26, 2010, we entered into an agreement with Mr. Masilla relating to severance and other matters (the “Masilla Severance Agreement”). This subsection describes certain original terms of the agreement, some of which were subsequently amended, as described in the next subsection.

Pursuant to the original terms of the Masilla Severance Agreement, Mr. Masilla is entitled to: (i) receive an annual base salary of $320,000.00, (ii) earn an annual performance based bonus pursuant to the Company’s 2010 Plan as determined by the Board’s compensation committee, and (iii) receive employee benefits, fringe benefits and perquisites consistent with, and on the same basis as, other high level executives in the Company. The Masilla Severance Agreement will expire at the end of the month in which he reaches 70 years of age unless previously terminated.

If the Masilla Severance Agreement is terminated by the Company with cause or by Mr. Masilla, Mr. Masilla shall be entitled to receive that portion of his base salary earned, but unpaid, as of the date of termination and all vested benefits, including 401K and previously deferred compensation.

If Mr. Masilla is terminated by the Company without cause for any reason other than Mr. Masilla’s death or disability, Mr. Masilla shall be entitled to receive the following: (i) that portion of his base salary earned, but unpaid, as of the date of termination, (ii) a pro-rata portion of the annual bonus earned in the year of termination, measured as of the date of termination, (iii) any annual bonus earned for a prior completed calendar year to the extent not paid or deferred (the “Accrued Obligations”), (iv) a lump sum payment in cash (the “Severance Payment”) equal to two times the sum of (a) Mr. Masilla’s base salary in effect at the time of termination, and (b) the cash portion of Mr. Masilla’s annual bonus for the calendar year immediately preceding the year in which the termination occurs, and (v) (a) any outstanding equity awards shall become fully vested and exercisable and any restrictions thereon shall lapse as of the date of termination and (b) any stock options outstanding as of the date of termination must be exercised within 90 days of termination (together the “Equity Benefits”). In order to receive the Severance Payment, Mr. Masilla will be required to sign a settlement agreement and release of the Company. If the Company terminates Mr. Masilla without cause, for any reason other than Mr. Masilla’s death or disability within twelve months of a change in control, Mr. Masilla shall be entitled to receive (i) the Accrued Obligations, (ii) the Severance Payment, and (iii) the Equity Benefits. If Mr. Masilla is terminated due to death or disability, he or his estate will receive (i) six months base salary, (ii) any Accrued Obligations and (iii) any Equity Benefits. A constructive termination constitutes termination without cause, subject to notice and an opportunity to cure. Further, Mr. Masilla has agreed to certain non-solicitation and confidentiality obligations in favor of the Company.

Amendment to Severance Agreement with Mr. Masilla

On April 6, 2012, the Company and Mr. Masilla entered into an amendment (the “Amendment”) to the Masilla Severance Agreement. The Amendment makes the following material changes to the Masilla Severance Agreement:

Mr. Masilla’s annual base salary has been increased to $400,000, effective January 1, 2012. The term of the Masilla Severance Agreement will be extended through the termination of Mr. Masilla’s employment if a change in control occurs prior to the last day of the month in which he reaches age 70. The definition of “Constructive Termination” has been expanded to include the occurrence of a change in control. Following a change in control, the pro-rata portion of Mr. Masilla’s annual bonus payable upon his termination by the Company without cause may not be less than $247,643.

Mr. Masilla’s severance benefit in the event of a “without cause” termination was increased to 2.33 times the sum of (x) his base salary in effect at the time of such termination, and (y) the cash portion of his annual bonus in respect of the calendar year immediately preceding the calendar year in which such termination occurs (previously, Mr. Masilla’s severance benefit in such an event was two times the sum of the amounts in clauses (x) and (y) above). In addition, following the occurrence of a change in control, the amount determined under clause (y) may not be less than the cash portion of Mr. Masilla’s annual bonus in respect of the calendar year immediately preceding the calendar year in which the change in control occurred. Following a change in control, Mr. Masilla’s termination by the Company due to death or disability will be treated as a termination by the Company without cause.

Mr. Masilla’s right to a gross-up for any excise tax incurred by him under Section 4999 of the Code has been eliminated and instead, the payments and benefits owed to Mr. Masilla in connection with a change in control will be reduced to the minimum extent necessary to eliminate the application of such excise tax. The Company is required to deposit in a rabbi trust immediately prior to a change in control an amount equal to the estimated severance Mr. Masilla will be entitled to upon his termination by the Company without cause following such change in control.

Rabbi Trust Agreement

On April 6, 2012, the Company entered into a trust agreement with Capital One, N.A. (the “Rabbi Trust Agreement”) pursuant to which the Company established an irrevocable trust (the “Rabbi Trust”). On or before the date of a change in control, the Company will contribute to the Rabbi Trust an amount equal to $2,247,201. Subject to the claims of the Company’s unsecured general creditors in the event of the Company’s insolvency, the assets held in the Rabbi Trust will be paid to Mr. Masilla at the time and in the amount set forth in the Masilla Severance Agreement.

Neither Mr. Masilla nor any of his beneficiaries shall have any preferred claim on, or any beneficial ownership interest in, any assets of the Rabbi Trust. Any rights created under the Masilla Severance Agreement and the Rabbi Trust Agreement shall be mere unsecured contractual rights of Mr. Masilla and any beneficiaries against the Company. The Rabbi Trust shall not terminate until the date on which Mr. Masilla and all of his beneficiaries are no longer entitled to benefits under the Masilla Severance Agreement, unless otherwise agreed to in writing by Mr. Masilla or his beneficiaries.

Retention Agreement with Mr. McClain

On January 12, 2012, the Company entered into a one-year retention agreement with Mr. McClain (the “McClain Retention Agreement”) pursuant to which, if there is a change in control of Westway Terminal Company LLC, he will be entitled to a retention bonus in the amount of $225,000, payable half at the closing of the change in control transaction and half six months later, subject to certain conditions. In order to receive each retention bonus installment, Mr. McClain must (i) be employed by the Company or its successor at the time such installment is due, (ii) be terminated without cause within six months before the change in control, (iii) be terminated without cause after the change in control but before the last retention bonus installment, or (iv) be terminated due to death or disability after the change in control.

If the Company terminates Mr. McClain’s employment for cause or he resigns, he shall be entitled to receive his base salary earned through the date of termination and any vested benefits, but not any retention bonus installments not received already. If the Company terminates Mr. McClain’s employment without cause within six months before such a change in control or else after such a change in control but before the last retention bonus installment, he shall be entitled to receive, in addition to the retention bonus noted above, (i) his base salary earned through the date of termination, (ii) any outstanding bonus awarded pursuant to the 2010 Plan (with payment and vesting subject to the applicable award agreement and the 2010 Plan), and (iii) any other annual bonus awarded by the Company and earned by him for a prior completed calendar year. Constructive termination, as defined in the agreement, is deemed to constitute termination without cause.

The agreement contains various provisions concerning the precise timing of the various payments that may be made to Mr. McClain pursuant to the agreement. The agreement also contains post-employment covenants by Mr. McClain for two years not to solicit or induce employees of the Company to leave the Company, and for ten years not to disclose any confidential or proprietary non-public information of the Company.

Tax Matters

Compensation paid to our executive officers ordinarily is structured to be fully deductible for federal income tax purposes. We do not compensate executives for any excise tax liability they may incur by reason of payments and benefits received upon a termination of employment or a change in control. As a result, if an executive officer is assessed any excise tax liability under Section 4999 of the Internal Revenue Code as a result of payments and benefits received in connection with a change in control, that executive officer is responsible for the payment of such excise tax. Mr. Jenkins’ April 2012 Retention Agreement and Mr. Masilla’s April 2012 Amendment to Severance Agreement provide that if any payments or benefits owed to them would subject them to the excise tax under Section 4999, then the payments and benefits owed to them shall be reduced by the minimum amount necessary to eliminate the application of such excise tax.

Further Information

The foregoing descriptions of various agreements and other documents do not purport to describe all of the terms of such agreements and documents. Texts of the 2010 Plan, the Separation Agreement, and the Masilla Severance Agreement have previously been filed or incorporated by reference as exhibits to our Form 10-K filed with the SEC on March 30, 2012. Texts of the Retention Agreement, the Stock Option Agreement, the Amendment to the Masilla Severance Agreement, and the Rabbi Trust Agreement have previously been filed as exhibits to our Form 8-K filed with the SEC on April 9, 2012.

Outstanding Equity Awards at Fiscal Year-End Table

The following Outstanding Equity Awards table summarizes the equity-based compensation awards made by us or our predecessor to the listed executive officers that were unexercised and/or unvested as of December 31, 2011.

Outstanding Equity Awards at December 31, 2011

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (h)
James Jenkins Westway Incentive Plan Awards	201,354	1,127,582

Gene McClain Westway Incentive Plan Awards	25,119	140,666

ED&F Man 2009 DIP	9,950	36,517

Stephen Boehmer Westway Incentive Plan Award, 2010	35,542	199,035

ED&F Man 2009 DIP	18,657	68,471

(1)	The table immediately following entitled “Vesting Schedule at Fiscal Year-End 2011” provides additional information regarding the Westway Incentive Plan Awards and the ED&F Man 2009 DIP stock awards.
(2)	Shares of our Class A common stock that have not vested are valued based on their fair price as of December 31, 2011 of $5.60 per share. ED&F Man ordinary shares that have not vested are valued based on their fair price as of December 31, 2011 of $3.67 per share.

Vesting Schedule at Fiscal Year-End 2011

Named Executive Officer	Grant Date	Shares of Stock (#)	Vesting Schedules
James Jenkins Westway Incentive Plan Award	3/31/2011	102,677	12/31/2012	33.3%
			12/31/2013	33.3%
			12/31/2014	33.3%

Westway Incentive Plan Award	11/4/2010	66,667	11/4/2012	50%
			11/4/2013	50%

Westway Incentive Plan Award	6/30/2010	32,010	12/31/2012	50%
			12/31/2013	50%

Gene McClain Westway Incentive Plan Award	9/30/2011	16,052	12/31/2012	33.3%
			12/31/2013	33.3%
			12/31/2014	33.3%

Westway Incentive Plan Award	1/25/2011	9,067	12/31/2012	50%
			12/31/2013	50%

ED&F Man 2009 DIP	1/1/2009	9,950	1/1/2012	50%
			1/1/2013	50%

Stephen Boehmer Westway Incentive Plan Award	9/30/2011	16,052	12/31/2012	33.3%
			12/31/2013	33.3%
			6/30/2014	33.3%

Westway Incentive Plan Award	6/30/2010	6,667	12/31/2012	100%

Westway Incentive Plan Award	6/30/2010	12,823	12/31/2012	50%
			12/31/2013	50%

ED&F Man 2009 DIP	1/1/2009	18,657	1/1/2012	50%
			1/1/2013	50%

Compensation of Directors

The following table summarizes compensation paid to our non-employee directors for the year ended December 31, 2011.

Director Compensation for Fiscal Year 2011

Name	Fees Paid in Cash ($)	All Other Compensation ($)	Total ($)
Francis P. Jenkins, Jr. (1)	124,000	—	124,000
John E. Toffolon, Jr. (2)	123,500	—	123,500
G. Kenneth Moshenek	108,500	—	108,500
Philip A. Howell	—	—	—
Anthony Andrukaitis	102,500	—	102,500
Paul Chatterton	—	—	—
Wayne Driggers (3)	—	225,385	225,385
Gregory F. Holt	6,000	—	6,000

(1)	Mr. Jenkins beneficially owned 4,114,286 outstanding founder warrants at December 31, 2011.
(2)	Mr. Toffolon beneficially owned 1,100,000 outstanding founder warrants at December 31, 2011.
(3)	In 2011, Mr. Wayne Driggers served as a consultant until April 12, 2011 and as a non-employee director until August 17, 2011. He did not receive any directors fees in 2011. Mr. Driggers received $80,000 in consulting fees in 2011 and $5,689 of COBRA payments. On April 12, 2011, we agreed to pay Mr. Driggers a $139,696 separation payment. His consulting fees and separation payment are discussed in more detail below.

The Compensation Committee and the Board of Directors review Director compensation.

In November 2010, the Compensation Committee recommended to the Board and the Board approved Director compensation for the period from the 2010 annual meeting of stockholders through the 2011 annual meeting of stockholders as follows: Each non-executive member of the Board earns a base retainer fee of $80,000 and a meeting fee of $1,500 for each committee meeting attended. The chairmen of the Board and Committees earn the following additional retainers: Chairman of the Board—$20,000; Chairman of the Audit Committee—$15,000; Chairman of the Compensation Committee—$3,000; and Chairman of the Nominating Committee—$1,500.

The director compensation has remained unchanged subsequent to the 2011 annual meeting of stockholders as stated above. No additional retainer is paid for the chairmanship of the Special Committee, which committee is discussed in the “Strategic Review” section on page 27 of this Form.

In addition to any compensation paid, all Directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board or Committee meetings. Under our by-laws, effective May 28, 2009, directors may be reimbursed for their reasonable expenses, if any, incurred in service to our Board of Directors. On August 4, 2009, our Board of Directors resolved that the Company shall reimburse all reasonable and customary expenses incurred by a director in the course of attending any Board or Committee meeting.

Messrs. Philip Howell and Paul Chatterton have elected to date not to receive compensation for their service as directors. Messrs. Howell and Chatterton are currently employees of ED&F Man or its affiliates. Messrs. Howell and Chatterton could be paid compensation for their services in the future. In that event, it is expected they would be paid amounts commensurate with the amounts paid other directors.

The Company did not pay any employee directors separately for their services as directors.

Severance Agreement with Mr. Driggers

On June 26, 2010, we entered into an agreement with Mr. Driggers relating to severance and other matters (the “Driggers Severance Agreement”), the bulk of which agreement was later superseded by the Consulting Agreement entered into on September 16, 2010, discussed below. Pursuant to the terms of the Driggers Severance Agreement, Mr. Driggers was entitled to: (i) receive an annual base salary of $320,000, (ii) earn an annual performance based bonus pursuant to the Company’s 2010 Plan as determined by the Board’s Compensation Committee, (iii) payment of previously awarded bonus compensation of $225,000 in cash within five days of the effective date of the Severance Agreement, (iv) a retention bonus in the amount of $1,000,000 payable in restricted stock (25% of which vested immediately and the balance of which would have vested over three years, but as to which special provisions were made in the Consulting Agreement discussed below), and (v) receive employee benefits, fringe benefits and perquisites consistent with, and on the same basis as, other high level executives in the Company. Further, Mr. Driggers has agreed to certain non-solicitation and confidentiality obligations in favor of the Company.

The Consulting Agreement discussed below superseded the compensation provisions of the Driggers Severance Agreement, other than the retention bonus provisions, which were instead modified as discussed below, and superseded the termination provisions of the Driggers Severance Agreement, which included provisions for payment of various amounts under various circumstances.

Consulting Agreement with Mr. Driggers

Mr. Driggers retired as President and Chief Operating Officer of the Company effective October 1, 2010, on which date he became a full-time consultant to the Company pursuant to a consulting agreement dated September 16, 2010, between him and us (the “Consulting Agreement”).

Under the terms of the Consulting Agreement, Mr. Driggers agreed to provide, on a full-time basis, consulting services to the Company during the 12-month period after his retirement, unless the Consulting Agreement was earlier terminated in accordance with its terms. The scope of these consulting services included, among other things, consulting on major projects, due diligence with respect to potential acquisitions, leading integration on any completed acquisitions, succession planning, and providing on-going support and consultation to the Company’s Chief Executive Officer, Chief Financial Officer, and Board of Directors.

Under the Consulting Agreement, Mr. Driggers received $26,667 per month in cash, reimbursement for health insurance premiums for up to 18 months following his retirement, and reimbursement of certain out-of-pocket expenses. He also received a prorated 2010 cash bonus in the amount of $412,500, less applicable deductions and withholdings, paid in January 2011, and $5,600 in cash to cover previously committed housing expenditures in New Orleans, Louisiana.

In addition, with respect to the retention bonus in the form of restricted stock granted to Mr. Driggers pursuant to the Driggers Severance agreement, 25% of the number of shares of which restricted stock vested upon grant, the terms of the Consulting Agreement required, among other things, that an additional 25% of the number of shares of restricted stock issued to Mr. Driggers as a retention bonus under the severance agreement would vest on June 26, 2011 and, if the Company terminated the Consulting Agreement before June 26, 2011, Mr. Driggers would be entitled to receive such additional 25% of the number of shares of restricted stock. Mr. Driggers forfeited the remaining portion of the restricted stock granted under the retention bonus that was unvested as of October 1, 2010.

In the Consulting Agreement, Mr. Driggers confirmed that he received all of the benefits to which he was entitled under the Driggers Severance Agreement and was entitled to no further benefits under the Driggers Severance Agreement or otherwise relating to his employment, or resignation from employment, with us. Under the terms of the Consulting Agreement, Mr. Driggers further agreed to a six-month non-competition covenant; a two-year non-solicitation covenant relating to contractors, agents, clients, customers and suppliers of the Company; a one-year non-solicitation covenant relating to employees of the Company; a non-disparagement covenant; and a general release of any claims he may have against the Company or any other specified party.

Termination Agreement with Mr. Driggers

On April 12, 2011, we entered into an agreement with Mr. Driggers (the “Termination Agreement”), effective the same day, terminating his September 2010 Consulting Agreement and his independent contractor relationship with us. Under the Termination Agreement, we agreed to pay Mr. Driggers a $139,696 separation payment and a $260,572 payment in lieu of the 62,189 outstanding, unvested, restricted shares of our Class A common stock that were originally awarded him as part of the retention bonus under his June 2010 Severance Agreement. Mr. Driggers agreed to a general release of any claims and certain customer non-solicitation, non-interference, and confidentiality provisions and a mutual non-disparagement clause. Following the termination of his Consulting Agreement, Mr. Driggers continued to serve as a Director of the Company, without any additional fees for such service, until his resignation on August 17, 2011.

Further Information

The foregoing descriptions of various agreements and other documents do not purport to describe all of the terms of such agreements and documents. Texts of the Driggers Severance Agreement, the Consulting Agreement, and the Termination Agreement have previously been filed or incorporated by reference as exhibits to our Form 10-K filed with the SEC on March 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information, as of December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities (shares of Class A common stock) to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans and arrangements (excluding securities reflected in column (a)) (c)
Equity compensation plans and arrangements approved by security holders:
2010 Incentive Compensation Plan	214,745	(1)	not applicable	(2)	5,255,899(3)
2010 Founder Warrant Extension	5,214,286		$5.00 per share		-0-
Equity compensation plans and arrangements not approved by security holders	-0-		-0-		-0-
Total	5,429,031		$5.00 per share	(2)	5,255,899(4)

(1)	In 2011, the Company entered into award agreements under which an incentive pool equal to 10% of the Company’s Economic Profit in 2010 would be allocated among our listed executive officers in specified percentages, with the amount allocated to each individual further reducible in the discretion of the Compensation Committee, and with each award to be paid in 2011 partly in cash and partly in restricted shares of Class A common stock. Generally, Economic Profit for this purpose was defined as Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation and amortization adjusted to eliminate any bonus accruals), reduced by the total cost of debt and equity capital. Under the 2010 Incentive Compensation Plan, no award to a listed executive officer may exceed 200% of the target award or 600% of base salary, whichever is less. The 214,745 shares of Class A common stock reported in column (a) represents the number of shares that could be awarded in the aggregate pursuant to the award agreements, as of December 31, 2011, based on the Company’s actual results for 2011. Ultimately, pursuant to these awards, the Compensation Committee actually granted an aggregate of 214,745 restricted shares of Class A common stock in 2012. The restricted stock will vest as to 1/3 of the shares on December 31, 2012; 1/3 of the shares on December 31, 2013; and 1/3 of the shares on December 31, 2014.
(2)	The weighted-average price in column (b) does not take into account the shares of Class A common stock that could have been, or were, issued pursuant to the 2011 incentive pool described in note (1).
(3)	A number of shares of Class A common stock equal to ten percent (10%) of the number of shares of common stock of the Company outstanding on January 1st of the applicable performance period (assuming all shares of convertible preferred stock were converted to common stock as of that date) is authorized for issuance under the 2010 Incentive Compensation Plan in the aggregate. A performance period, unless otherwise specified by the Compensation Committee, is the Company’s fiscal year; the first performance period began on January 1, 2010. However, the maximum aggregate number of shares of Class A common stock that may be granted under the Plan pursuant to incentive stock options is 1,000,000 shares of Class A common stock.

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

Security Ownership of Certain Beneficial Owners

The following table indicates the stockholders who have reported beneficial ownership of more than 5% of the outstanding shares of either class of our common stock as of April 20, 2012. The information below is based upon the most recent Schedules 13D and 13G filed with the SEC, except as otherwise stated or known by us. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is determined to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

Title of Class of Common Stock	Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Class(1)
Class B	ED&F Man Holdings Limited(2) Cottons Centre, Hay’s Lane London SE1 2QE England	13,924,688	100%

Class A	Group comprised of:(3) Francis P. Jenkins, Jr. Shermen WSC Holding LLC Shermen Capital Partners LLC FPJ Partners c/o The Shermen Group 400 Madison Ave., Suite 15-D New York, New York 10017	5,400,986	29.48%

Class A	David M. Knott(4) Dorset Management Corporation Knott Partners, L.P. 485 Underhill Blvd., Suite 205 Syosset, New York 11791-3419 Knott Partners Offshore Master Fund, L.P. c/o Walkers SPV Limited, Walker House 87 Mary Street, Georgetown, Cayman KY1-9002 Cayman Islands	2,880,311	20.28%

Class A	Group comprised of:(5) Loeb Arbitrage Management, LLC Loeb Arbitrage Fund Loeb Offshore Fund Ltd. Loeb Marathon Fund LP Loeb Marathon Offshore Fund, Ltd. 61 Broadway, 24th Floor New York, New York 10006	1,607,329	11.31%

Class A	Group comprised of:(6) Bulldog Investors Phillip Goldstein Andrew Dakos Park 80 West, Plaza Two Saddle Brook, New Jersey 07663	1,597,944	11.25%

Class A	Fred Ganning(7) 8 Tall Pines Road Morristown, New Jersey 07960	1,150,653	8.10%

Class A	John E. Toffolon, Jr.(8) 349 Pondfield Road Bronxville, New York 10708	1,004,865	6.61%

Title of Class of Common Stock	Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Class(1)
Class A	Kleinheinz Capital Partners, Inc.(9) John B. Kleinheinz 301 Commerce Street, Suite 1900 Fort Worth, Texas 76102 Kleinheinz Capital Partners LDC c/o Walkers SPV Limited Walker House, 87 Mary Street George Town, Grand Cayman KYI-9002 Cayman Islands Global Undervalued Securities Master Fund, L.P. Global Undervalued Securities Fund, L.P. Global Undervalued Securities Fund (QP), L.P. Global Undervalued Securities Fund, Ltd. c/o BNY Mellon Alternative Investment Services Ltd. 48 Par-La-Ville Road, Suite 464 Hamilton HM 11, Bermuda	779,804	5.49%

(1)	For purposes of this table, a person is deemed to be the beneficial owner of shares if that person has the right to acquire beneficial ownership of such shares within 60 days of April 20, 2012, including through the exercise of any option or warrant. For purposes of computing the percentage of outstanding shares of a class held by each person, any shares which such person has the right to acquire within 60 days of April 20, 2012 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The “Percent of Class” for each person is calculated by dividing the number of shares beneficially owned or deemed to be beneficially owned by such person as of April 20, 2012, by the total number of shares in that class outstanding or deemed to be outstanding for that person, as described above, as of that date. As of April 20, 2012, there were 14,205,995 shares of Class A common stock outstanding (which includes 1,000,000 shares of Class A common stock deposited in escrow) and 13,144,677 shares of Class B common stock outstanding.
(2)	Based in part on a Schedule 13D/A filed with the SEC on June 5, 2009. Includes 780,011 shares of our Series A Convertible Preferred Stock that are convertible into shares of our Class B common stock. Does not include 32,355,501 shares of our Series A Convertible Preferred Stock, which are not convertible into common stock within 60 days of April 20, 2012. ED&F Man Holdings Limited has sole voting and dispositive power over the 13,144,677 shares of Class B common stock currently outstanding. ED&F Man Holdings Limited is the ultimate parent company of Agman Louisiana Inc., which is a wholly owned indirect subsidiary of ED&F Man Holdings Limited and the record owner of these shares.
(3)	Based in part on a Schedule 13D filed with the SEC on February 16, 2010. Includes 100 shares held directly by Mr. Jenkins; 3,814,286 shares issuable upon exercise of warrants held directly by Mr. Jenkins; 300,000 shares issuable upon exercise of warrants held by WB Farms, LLC, of which Mr. Jenkins is a member and over which shares he has voting and dispositive power; 100 shares held by Shermen Capital Partners, LLC, of which Mr. Jenkins is the managing member and over which shares he has sole voting and dispositive power; 286,500 shares held by FPJ Partners, of which Mr. Jenkins is the managing partner and over which shares he has sole voting and dispositive power; and 1,000,000 shares of Class A common stock held in escrow for Shermen WSC Holding LLC, of which Shermen Capital Partners LLC is the managing member and over which shares Mr. Jenkins has sole voting and dispositive power.
(4)	Based on a Schedule 13D/A filed with the SEC on September 21, 2010. David M. Knott is the President of Dorset Management Corporation, which provides investment advice to certain limited partnerships, including Knott Partners, L.P. and Knott Partners Offshore Master Fund, L.P. According to the 13D/A, Mr. Knott and Dorset Management Corporation each have sole voting power over 2,808,439 shares, shared voting power over 71,872 shares, and sole dispositive power over 2,880,311 shares; Knott Partners, L.P. has sole voting and dispositive power over 1,291,643 shares; and Knott Partners Offshore Master Fund, L.P. has sole voting and dispositive power over 886,928 shares. It is the Company’s understanding that the total number of shares owned with respect to all parties to this Schedule 13D/A filing is 2,880,311.
(5)	Based on a Schedule 13G filed with the SEC on April 7, 2009. According to the 13G, Loeb Arbitrage Management, LLC (“LAM”) shares voting and dispositive power over 164,724 shares; Loeb Arbitrage Fund (“LAF”) has sole voting and dispositive power over 1,245,715 shares; Loeb Offshore Fund Ltd. (“LOF”) has sole voting and dispositive power over 93,250 shares; Loeb Marathon Fund LP (“LMF”) has sole voting and dispositive power over 70,186 shares; and Loeb Marathon Offshore Fund, Ltd. (“LMOF”) has sole voting and dispositive power over 33,454 shares. LAM is the general partner of LAF. Loeb Offshore Management, LLC is LOF’s registered investment advisor. LAM is LMF’s investment advisor. LOM is LMOF’s investment advisor.

(6)	Based on a Schedule 13G filed with the SEC on May 4, 2009. According to the 13G, the group members have sole voting power over 1,130,132 shares, shared voting power over 467,812 shares and sole dispositive power over 1,597,944 shares. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. Clients of Mr. Goldstein and Mr. Dakos are entitled to receive dividends and sale proceeds.
(7)	Based on Amendment No. 4 to a Schedule 13D filed with the SEC on March 16, 2012 (as amended, the Schedule 13D). According to the Schedule 13D, Mr. Ganning has sole voting and dispositive power over 476,140 shares and shared voting and dispositive power over 674,429 shares held in the Fred Ganning, Jr. 2010 Westway Grantor Retained Annuity Trust (the “Trust”), of which his wife, Janice T. Ganning, is the sole trustee. The aggregate amount reported also includes shares owned by Simplex Corporation, a corporation of which Mr. Ganning is the sole shareholder. According to the Schedule 13D, the Trust was to be dissolved on April 19, 2012.
(8)	Based in part on a Schedule 13D filed with the SEC on June 18, 2010. Includes 4,865 shares held by Mr. Toffolon and his wife jointly; and 1,000,000 shares issuable upon the exercise of warrants. Warrants exercisable for 900,000 of such shares are owned by the John E. Toffolon, Jr. Residuary Trust, control of which is shared by Mr. Toffolon as co-trustee, and warrants exercisable for 100,000 of such shares are held in Mr. Toffolon’s IRA account. Does not include 50,800 shares held by Shermen WSC Holding LLC, of which Mr. Toffolon is a member. These shares represent the portion of the shares of Class A common stock owned by Shermen WSC Holding LLC that are allocated to Mr. Toffolon’s capital account. Mr. Toffolon does not have voting or dispositive power over these 50,800 shares and disclaims beneficial ownership of these shares.
(9)	Based on a Schedule 13G/A filed with the SEC on February 14, 2012. The shares were purchased by Mr. Kleinheinz for the account of Global Undervalued Securities Master Fund, L.P. (the “Master Fund”). Kleinheinz acts as investment adviser to the Master Fund and to Global Undervalued Securities Fund, L.P., (the “Domestic Fund”), Global Undervalued Securities Fund (QP), L.P. (the “Domestic QP Fund” and together with the Domestic Fund, the “Domestic Funds”) and Global Undervalued Securities Fund, Ltd. (the “Cayman Fund” and together with the Domestic Funds, the “Feeder Funds”). The Feeder Funds serve as general partners of the Master Fund. Kleinheinz Capital Partners LDC (“LDC”) serves as general partner of the Domestic Funds. Mr. Kleinheinz is the principal of both LDC and Kleinheinz Capital Partners, Inc. According to the 13G/A, each reporting person in the group has sole voting and dispositive power over the 779,804 shares.

Security Ownership of Management

The following table shows certain information regarding the amount of our Class A common stock beneficially owned as of April 20, 2012 by (a) the members of our Board of Directors; (b) the persons listed in the Summary Compensation Table in the “Executive Compensation” section of this Form 10-K/A (collectively, the “listed executive officers”); and (c) our directors and executive officers as a group. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

Title of Class of Common Stock	Name of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class(1)
Class A	Francis P. Jenkins, Jr.	5,400,986	(2)	29.48%
Class A	John E. Toffolon, Jr.	1,004,865	(3)	6.61%
Class A	James B. Jenkins	527,403	(4)	3.65%
Class A	Thomas A. Masilla, Jr.	132,702		*
Class A	G. Kenneth Moshenek	128,172	(5)	*
Class A	Stephen W. Boehmer	98,598		*
Class A	Gene McClain	37,188		*
Class A	Paul Chatterton	23,658		*
Class A	Anthony J. Andrukaitis	13,109		*

Class A	All directors and executive officers as a group	7,366,681	(6)	37.64%(7)

*	Less than 1%.
(1)	All of our shares owned by officers and directors are shares of our Class A common stock. For purposes of this table, a person is deemed to be the beneficial owner of shares if that person has the right to acquire beneficial ownership of such shares within 60 days of April 20, 2012, including through the exercise of any option or warrant. For purposes of computing the percentage of outstanding shares of a class held by each person, any shares which such person has the right to acquire within 60 days of April 20, 2012 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The “Percent of Class” for each person is calculated by dividing the number of shares beneficially owned or deemed to be beneficially owned by such person as of April 20, 2012, by the total number of shares in that class outstanding or deemed to be outstanding for that person, as described above, as of that date. As of April 20, 2012, there were 14,205,995 shares of Class A common stock outstanding (which includes 1,000,000 shares of Class A common stock deposited in escrow).

(2)	Based in part on a Schedule 13D filed with the SEC on February 16, 2010. Includes 100 shares held directly by Mr. Jenkins; 3,814,286 shares issuable upon exercise of warrants that are exercisable within 60 days of April 20, 2012 held directly by Mr. Jenkins; 300,000 shares issuable upon exercise of warrants that are exercisable within 60 days of April 20, 2012 held by WB Farms, LLC, of which Mr. Jenkins is a member and over which shares he has voting and dispositive power; 100 shares held by Shermen Capital Partners, LLC, of which Mr. Jenkins is the managing member and over which shares he has sole voting and dispositive power; 286,500 shares held by FPJ Partners, of which Mr. Jenkins is the managing partner and over which shares he has sole voting and dispositive power; and 1,000,000 shares of Class A common stock held in escrow for Shermen WSC Holding LLC, of which Shermen Capital Partners LLC is the managing member and over which shares Mr. Jenkins has sole voting and dispositive power.
(3)	Based in part on a Schedule 13D filed with the SEC on June 18, 2010. Includes 4,865 shares held by Mr. Toffolon and his wife jointly; and 1,000,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 20, 2012. Warrants exercisable for 900,000 of such shares are owned by the John E. Toffolon, Jr. Residuary Trust, control of which is shared by Mr. Toffolon as co-trustee, and warrants exercisable for 100,000 of such shares are held in Mr. Toffolon’s IRA account. Does not include 50,800 shares held by Shermen WSC Holding LLC, of which Mr. Toffolon is a member. These shares represent the portion of the shares of Class A common stock owned by Shermen WSC Holding LLC that are allocated to Mr. Toffolon’s capital account. Mr. Toffolon does not have voting or dispositive power over these 50,800 shares and disclaims beneficial ownership of these shares.
(4)	Includes 255,065 shares held directly by Mr. Jenkins; 22,338 shares held by Canachagala Corporation, of which Mr. Jenkins is the sole shareholder; and 250,000 shares issuable upon the exercise of options. Mr. Jenkins has the sole power to vote and dispose of the shares held by Canachagala Corporation.
(5)	Includes 128,172 shares held directly by Mr. Moshenek. Does not include 253,800 shares held by Shermen WSC Holding LLC, of which Mr. Moshenek is a member. These shares represent the portion of the shares of Class A common stock owned by Shermen WSC Holding LLC that are allocated to Mr. Moshenek’s capital account. Mr. Moshenek does not have voting or dispositive power over these 253,800 shares and disclaims beneficial ownership of these shares.
(6)	Includes 5,214,286 shares issuable upon the exercise of warrants. Also includes 98,598 shares owned by Mr. Stephen Boehmer, the President of Westway Feed Products LLC, a subsidiary of the Company.
(7)	The “Percent of Class” for all directors and executive officers as a group is calculated by dividing the number of shares beneficially owned or deemed to be beneficially owned by such group as of April 20, 2012, by the total number of shares of Class A common stock outstanding or deemed to be outstanding for the group, as of that date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Relationships with the ED&F Man Group

A wholly-owned subsidiary of ED&F Man, named Agman Louisiana, Inc., which we refer to as “Agman,” owns all of our outstanding shares of Class B common stock (which constitutes 48.1% of our common stock) and all of our outstanding shares of Series A Convertible Preferred Stock (although many of the latter shares are currently held in escrow). Certain of our current and former directors and executive officers have relationships with ED&F Man or one or more of its affiliates. As a result, these directors and executive officers have interests that are different from, and in addition to, the interests of our other stockholders.

James Jenkins, our Chief Executive Officer since July 2010 and a member of our Board of Directors since May 2009, served as a member of ED&F Man’s Executive Committee from June 2001 until September 2009, and served as the managing director of the ED&F Man group’s Commodity Services Division from November 2005 until September 2009.

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

Paul Chatterton, a member of our Board of Directors since August 2011, has served as commercial director of ED&F Man Industrials since January 2011 and served as managing director of ED&F Man Biofuels from October 2007 until January 2011.

Wayne Driggers, a former member of our Board of Directors from June 30, 2010 to August 17, 2011 and our former Chief Operating Officer from May 2009 to September 2010, previously served as President of the ED&F Man group’s Westway bulk liquid storage business from 1992 until May 2009.

Peter J.M. Harding, our former Chief Executive Officer and a former member of our Board of Directors from May 2009 to June 2010, previously served as managing director of the ED&F Man group’s Molasses & Palm Oil Trading, Feed Products, Third Party Storage, Biofuels Division from 2003 to May 2009, after having joined the ED&F Man group in 1995. He also served on the Executive Committee of ED&F Man.

Gene McClain, the President of Westway Terminal since January 2011, previously served as Regional Manager of Westway Terminal and its predecessor, a wholly owned subsidiary of ED&F Man before the 2009 business combination, from August 2005 until October 2009. From October 2009 until August 2010, he served as Director of Terminal Operations of Westway Terminal, responsible for North American and Canadian terminal operations. He then served as Executive Vice President of Westway Terminal from August 2010 until his appointment as President of that company in January 2011.

Stephen Boehmer, the President of Westway Feed since September 2009, previously served as Vice President Operations of Westway Feed and its predecessor, a wholly owned subsidiary of ED&F Man before the 2009 business combination, from January 2003 until July 2009. Prior to that time, and since August 1999, Mr. Boehmer served as National Operations Manager of Westway Feed’s predecessor. After that time, from August 2009 until September 2009, Mr. Boehmer served as Executive VP (and acting President) of Westway Feed, until his appointment as President of Westway Feed.

Messrs. Howell and Chatterton own shares of ED&F Man that are significant to them. While Messrs. Jenkins and Harding ceased being directors or officers of ED&F Man or its affiliates upon becoming employees of the Company, both individuals continued to own shares, significant to them, that they acquired in ED&F Man through ED&F Man’s employee equity incentive plans. Messrs. Howell and Jenkins also have received loans from ED&F Man.

The relationships of these current and former directors and executive officers with ED&F Man, in conjunction with the possibility that the interests of ED&F Man may not coincide with the interests of our other stockholders, may provide these current and former directors and executive officers with interests that are different from our non-ED&F Man associated stockholders.

Transactions between us and ED&F Man or its affiliates are discussed below.

Relationships with Shermen WSC Holding LLC

Three of our directors, Francis P. Jenkins, Jr., G. Kenneth Moshenek, and John E. Toffolon, Jr., have relationships with Shermen WSC Holding LLC or its managing member Shermen Capital Partners LLC.

Since 2006 and until May 28, 2009, Mr. Francis Jenkins, Jr. served as our Chief Executive Officer, Mr. John Toffolon, Jr. served as our Chief Financial Officer, and Mr. G. Kenneth Moshenek served as our Chief Operating Officer. All three individuals have served as our directors since 2006.

Messrs. Francis Jenkins, Jr., G. Kenneth Moshenek, and John Toffolon, Jr. are all members of Shermen WSC Holding LLC, our original sponsor, which currently owns 1,000,000 shares of our Class A common stock, which shares are currently held in escrow. Mr. Jenkins’ son is also a member of Shermen WSC Holding LLC, and Mr. Jenkins, his wife and his three children are members of WB Farms, LLC, which is also a member of Shermen WSC Holding LLC. Mr. Jenkins is also the managing member of Shermen Capital Partners, LLC, which is the managing member of Shermen WSC Holding LLC. Mr. Jenkins may be deemed to beneficially own all of the shares owned by Shermen WSC Holding LLC.

The relationships of Messrs. Francis Jenkins, Jr., G. Kenneth Moshenek, and John Toffolon, Jr. with Shermen WSC Holding LLC, in conjunction with the possibility that the interests of Shermen WSC Holding LLC may not coincide with the interests of our other stockholders, may provide these directors with interests that are different from our non-Shermen WSC Holding LLC associated stockholders.

Transactions between us and Shermen WSC Holding LLC or its affiliates are discussed below.

Related Transactions

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

The 2009 Business Combination

On November 25, 2008, we entered into a transaction agreement (as amended and restated as of May 1, 2009, the “transaction agreement”) with ED&F Man, Agman and certain other parties. Pursuant to the transaction agreement, we acquired the bulk liquid storage and liquid feed supplements businesses of the ED&F Man group on May 28, 2009. We refer to the above described transaction herein as the “2009 business combination.”

As a result of the 2009 business combination, ED&F Man’s subsidiary Agman became our largest stockholder, currently owning 48.1% of our outstanding common stock and 100% of our Series A Convertible Preferred Stock. The composition of our Board changed, with Agman entitled to elect a certain number of our Board members, depending on the ownership structure at the time, and the holders of our Class A common stock entitled to elect the remaining, and a majority, of our Board members. (Under our current ownership structure, Agman is entitled to elect three directors and the holders of our Class A common stock are entitled to elect four directors, provided that 51% of the Board must be independent of the ED&F Man group.) Our management following the 2009 business combination was drawn from former management personnel of the ED&F Man group.

Stock Escrow Agreement

In connection with the 2009 business combination, on May 28, 2009, we entered into a stock escrow agreement with Agman Louisiana, Inc. (formerly named Westway Holdings Corporation and a subsidiary of ED&F Man that we refer to as “Agman”), Shermen WSC Holding LLC, and Continental Stock Transfer & Trust Company, as escrow agent, which was amended by the letter agreement described below in the subsection entitled “Letter Agreement.” We refer to this stock escrow agreement, as so amended, as the “stock escrow agreement.”

Deliveries to Escrow Agent. Pursuant to the stock escrow agreement, at the closing of the business combination on May 28, 2009, we delivered to the escrow agent for deposit into an escrow account, approximately 12.2 million newly-issued shares of our Series A Convertible Preferred Stock issued to Agman, as part of the consideration for the business combination. The value of the 12.2 million shares as of May 28, 2009 was approximately $69.9 million.

In addition, six months after the closing, 1.0 million shares of our Class A common stock owned by Shermen WSC Holding LLC, which had been in another escrow, was transferred to the escrow account established under the stock escrow agreement. The value of the 1 million shares as of May 28, 2009 was approximately $5.9 million.

In 2011 and early 2012, we issued and delivered to the escrow agent an additional 886,749 shares of our Series A Convertible Preferred Stock in the name of Agman for deposit into the escrow account, pursuant to the Waiver agreements discussed in the subsection below entitled “Waiver Agreements”. These shares were issued in satisfaction of the accrued dividends on Agman’s Series A Preferred Stock held in escrow.

Dividends on Escrowed Shares. To the extent permitted under our certificate of incorporation, we will pay and deliver any cash dividends declared and payable in respect of any shares held in the escrow account to the escrow agent for deposit in the escrow account. Our certificate of incorporation provides, however, that dividends and other distributions on the shares held in the escrow account will accrue on our books and records, but will not be paid to the holders of those shares while those shares are held in escrow. We will pay all dividends and other distributions that have accrued on these shares during the period from the closing of the business combination on May 28, 2009 until the date of release from escrow only if and when these shares are released from escrow in accordance with the stock escrow agreement. During 2010 and 2011, dividends in the amount of $1,676,218 and $1,758,237, respectively, accrued on our books with respect to the approximate 12.2 million and 12.9 million shares of Series A Convertible Preferred Stock held in escrow.

Releases from Escrow. The escrow agent will not release any shares, warrants or funds held in the escrow account unless it first receives a written instruction letter signed by us, Agman, and Shermen WSC Holding LLC in the form prescribed by the stock escrow agreement. The shares of our common stock and of Series A Convertible Preferred Stock held in escrow in the name of Shermen WSC Holding LLC and Agman, respectively, are to be released from escrow upon receipt by the escrow agent of instructions to do so in the circumstances described below. Any escrowed shares which are subsequently released from escrow pursuant to the stock escrow agreement will be treated, in all cases, as if those shares had been issued and delivered at the May 28, 2009 closing to the person receiving those shares upon their release from escrow, and as if such shares were outstanding as of the closing date.

Release of Shares upon Our Achievement of Earnings or Share Price Targets. The approximately 13.1 million shares of our Series A Convertible Preferred Stock in the escrow account that are owned by Agman, which we refer to as “Agman’s escrowed shares,” and the 1.0 million shares of our common stock in the escrow account that are owned by Shermen WSC Holding LLC, which we refer to as the “sponsor’s escrowed shares,” will be released to Agman and to Shermen WSC Holding LLC, as the case may be, in up to three increments if we achieve the earnings or share price performance targets described below. The earnings targets are based on income (loss) before net interest (defined as the aggregate of interest expense and interest income), income tax, and depreciation and amortization as normally defined using certain accounting principles described in the transaction agreement. We refer to this measure of earnings as “Escrow EBITDA.”

First Release Targets. If the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $6.50 per share, or our reported Escrow EBITDA has exceeded $52.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent will release:

•

to Agman, one-third of Agman’s escrowed shares, together with any new shares issued in respect of these released escrowed shares and any cash dividends accrued but not paid on these released escrowed shares and new shares, which we refer to as the “additional escrow items”; and

•	to Shermen WSC Holding LLC, 958,333 of the sponsor’s escrowed shares, and any additional escrow items attributable to those released shares.

Second Release Targets. If the share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.00 per share, or our reported Escrow EBITDA has exceeded $57.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent will release:

•

to Agman, that number of Agman’s escrowed shares that, when added to the number, if any, of Agman’s escrowed shares already released as a result of us having achieved the Escrow EBITDA or share price targets described above under “First Release Targets,” constitute two-thirds of Agman’s escrowed shares, and any additional escrow items attributable to those released shares; and

•	to Shermen WSC Holding LLC, 41,667 of the sponsor’s escrowed shares, and any additional escrow items attributable to those released shares.

Third Release Targets. If the share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.50 per share, or our reported Escrow EBITDA has exceeded $62.0 million for any 12 month period, then, following receipt of an instruction letter, the escrow agent will release to Agman all of Agman’s escrowed shares, if any, still held in the escrow account, and all additional escrow items attributable to those released shares.

Release of Shares upon Change of Control. If there is a change of control of the Company, the escrow agent will, promptly upon receipt of an instruction letter, release and deliver:

•	to Agman, all of Agman’s shares of Series A Convertible Preferred Stock held in the escrow account and any additional escrow items attributable to those shares; and

•	to Shermen WSC Holding LLC, all of its shares of our common stock held in the escrow account, and any additional escrow items attributable to those released shares.

Voting and Conversion Rights. The stock escrow agreement does not limit the right of any holder of escrowed shares to vote or direct the voting of such shares, nor does it restrict or eliminate the conversion rights of any holder of escrowed shares under our certificate of incorporation (but the shares issued upon conversion will be deposited in escrow in place of the converted shares).

Stockholder’s Agreement

In connection with the 2009 business combination, on May 28, 2009, we entered into a stockholder’s agreement with Agman, which we refer to as the “stockholder’s agreement.” Under the stockholder’s agreement, among other things:

•

For so long as Agman and its affiliates (other than any affiliate who is a natural person) collectively beneficially own at least 15% of the outstanding shares of our common stock (determined assuming that the Series A Convertible Preferred Stock issued in the name of Agman and its affiliates at the time of such determination have been converted into shares of our common stock), we will provide Agman with sufficient management and financial information and reports to allow Agman to monitor our conduct, and Agman will have the right to inspect our books and properties;

•

Except as specifically provided in the transaction agreement and various agreements contemplated therein, for so long as Agman and its affiliates (other than any affiliate who is a natural person) collectively beneficially own at least 20% of the outstanding shares of our common stock (determined assuming that the Series A Convertible Preferred Stock owned by Agman and its affiliates at the time of such determination have been converted into shares of common stock), we may not take, approve or otherwise ratify any of the following actions, and may not permit any of our subsidiaries to take any such action, without the prior written approval of Agman:

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

•	the appointment or removal of our Chief Executive Officer or the compensation or benefits of our Chief Executive Officer;

•	the initiation or settlement of material litigation, arbitration or any other actions or proceedings outside of the ordinary course of business and other than involving Agman;

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

•

Agman has agreed to take all reasonable measures to ensure the confidentiality of non-public information that we furnish to Agman or its affiliates which relates to our and our subsidiaries’ business and affairs; and

•

Agman has agreed that, so long as it has the rights regarding information and inspection described above, or has the right to elect at least one member of our Board of Directors, it will comply with our established insider trading policy.

For purposes of the stockholder’s agreement, we, on the one hand, and Agman, on the other hand, will not be considered affiliates of one another.

Certificate of Incorporation

The amendments made to our certificate of incorporation in connection with the consummation of the 2009 business combination included provisions specifically relating to ED&F Man and its affiliates. Among other things:

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

At present there are seven seats on our Board of Directors. For so long as ED&F Man and its affiliates own at least 35% of the outstanding shares of our common stock, the holders of our Class B common stock, voting as a separate class, have the right to elect three members of our Board of Directors (but only two members if the percentage is less than 35% but at least 25%; only one member if the percentage is less than 25% but at least 10%; and no members if the percentage is less than 10%). The holders of our Class A common stock, voting as a separate class, have the right to elect the other members, provided that at least 51% of the members of our Board must be independent of ED&F Man and its affiliates. The calculation of the amount of outstanding shares of our common stock owned by ED&F Man and its affiliates for these purposes is made assuming that the shares of Series A Convertible Preferred Stock outstanding at the time of the calculation (including any held in escrow pursuant to the stock escrow agreement) were converted into Class A common stock at the then-current conversion price immediately before the calculation. If the size of our Board changes, the rights to elect directors will be adjusted proportionally so as to preserve as nearly as possible the same ratios. A person is considered independent of the ED&F Man group under our certificate of incorporation on criteria that parallel those by which a person is considered independent of the Company under the NASDAQ rules, except that, additionally, a person who is a director of the ED&F Man group or who acts as a group with the ED&F Man group as a stockholder of the Company will not be considered independent of the ED&F Man group.

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

At present Agman, a subsidiary of ED&F Man, is the only holder of our Series A Convertible Preferred Stock, although such shares may in the future be held by persons not affiliated with ED&F Man. For so long as any shares of Series A Convertible Preferred Stock are outstanding, we will not be able, without the prior written consent or affirmative vote of holders of at least a majority of the outstanding shares of Series A Convertible Preferred Stock, voting separately as a single class, to take a number of actions, including any action to amend, alter or repeal any provision of our certificate of incorporation or by-laws in a manner inconsistent with the stockholder’s agreement between us and ED&F Man. With respect to any shares of Series A Convertible Preferred Stock held in escrow pursuant to the stock escrow agreement, any dividends or distributions on those shares accrue on our books and records, but will not be paid unless and until those shares are released from escrow.

Our certificate of incorporation was also amended in May 2009 to provide that our Board of Directors is expressly authorized to make, alter, amend and repeal our by-laws by a majority vote of directors, subject to the power of our stockholders to make, alter, amend or repeal the by-laws, but that sections 9.1 (Power to Amend) and Articles II (Meetings of Stockholders) and III (Directors) of the by-laws may be amended or repealed, and new by-laws may be adopted that would supersede, limit or otherwise alter the affect of these sections, only (i) by our Board of Directors by a vote of the directors that includes the affirmative votes of a majority of the directors elected by the holders of our Class A common stock and a majority of the directors elected by the holders of our Class B common stock, and (ii) by our stockholders at an annual or special meeting called for such purpose by the affirmative votes by holders of at least a majority of the voting power of our Class A common stock and by holders of at least a majority of the voting power of our Class B common stock. At our 2010 annual meeting, stockholders approved an amendment to our certificate of incorporation to change the word “and” preceding clause (ii) to the word “or” to make clearer that either the Board of Directors or the stockholders may amend the by-laws, in each case by the required class votes.

By-laws

The amendments made to our by-laws in connection with the consummation of the 2009 business combination included provisions specifically relating to ED&F Man and its affiliates. Among other things, we amended our by-laws to:

•	allow ED&F Man and its affiliates to call special meetings of stockholders solely for the purpose of electing those directors to be elected by the holders of Class B common stock;

•

set forth provisions concerning the respective rights of the holders of our Class A common stock and Class B common stock, with respect to the nomination, election and removal of directors, and the filling of vacancies on our Board of Directors; and

•

provide that, unless otherwise prohibited by applicable law, rule or regulation, or by the rules of any securities exchange or securities market on which our securities are traded, and for so long as ED&F Man and its affiliates (which for these purposes shall exclude affiliates of ED&F Man who are natural persons) own at least 10% of our outstanding common stock, each Committee of our Board of Directors will include at least one director elected by the holders of Class A common stock and one director elected by the holders of Class B common stock; provided that if any Committee is composed of more than two members, the majority of the members of that Committee will be directors elected by the holders of Class A common stock.

Molasses Supply Agreement

General. At the closing of the 2009 business combination on May 28, 2009, we entered into a molasses supply agreement with ED&F Man Liquid Products Corporation, which we refer to as the “molasses agreement” and “ED&F Products,” respectively. Pursuant to the molasses agreement, ED&F Products is our preferred provider of cane molasses. The initial term of the molasses agreement is for a period of 10 years, after which, the molasses agreement will automatically renew for successive one-year periods, unless either party gives at least one-year advance notice of non-renewal. The molasses agreement may be terminated by either party if the other party is in breach thereof and such breach has not been cured timely or if the other party becomes insolvent.

Purchase Commitments. By agreement we must notify ED&F Products of the total volume of cane molasses we require on a rolling basis and at least six months in advance. On or prior to the fifteenth day of the calendar month during which it receives this monthly notice, ED&F Products may notify us that it will not be able to supply a specific quantity of such cane molasses, in which case, our purchase commitment for that month will be so reduced and we may purchase the volume of cane molasses that ED&F Products is unable to supply from any other source. During 2010 and 2011, our purchases from ED&F Products under the molasses agreement totaled $66.4 million and $87.6 million, respectively.

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

Pricing Mechanisms. We purchase heavy brix cane molasses based on formula pricing determined in part by prices charged by the ED&F Man group to third parties as specified in the molasses agreement. Under the agreement, the ED&F Man group must maintain books and records sufficient to be audited in accordance with generally accepted auditing standards. The ED&F Man group must also arrange for independent verification on a quarterly basis of the prices charged to their customers by a reputable independent certified public accounting firm and provide the reports of such accounting to us. The parties may agree to different pricing mechanisms for lots of cane molasses delivered to different feed facilities and to different pricing mechanisms for separate lots of cane molasses delivered to the same feed facilities.

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

Product Recalls and Indemnification. If a recall is due to our negligence or intentional act, we shall be solely responsible for any costs and damages emanating therefrom. If a recall is due to the negligence, intentional acts or furnishing of ingredients or supplies by ED&F Products that do not meet the requirements of the molasses agreement, ED&F Products will be solely responsible for any costs and damages emanating therefrom. ED&F Products is required to indemnify us for any damages to the extent arising from cane molasses not meeting the requirements of the molasses agreement, ED&F Products’ negligence or intentional misconduct or ED&F Products’ performance or failure to perform its obligations under the molasses agreement (except to the extent such damages are directly attributable to our negligence or willful misconduct). We are required to indemnify ED&F Products for any damages to the extent arising from our negligence or intentional misconduct or our performance or failure to perform our obligations under the molasses agreement (except to the extent such damages are directly attributable to the negligence or willful misconduct of ED&F Products). Neither party, however, shall be liable to the other for lost profits or any special or consequential damages in connection with the agreement.

Other Provisions. The molasses agreement also specifies shipment and delivery obligations, including our right to reject any cane molasses that fails to conform in all material respects to the quality or specifications required therein. Depending on the location of the feed facility, ED&F Products must invoice us either upon placement of the loaded rail cars, barges or trucks with a reputable carrier for shipment with payment due within 30 days of delivery at the destination feed facility or at the end of each calendar month with payment due within five days of the date of the invoice. The rail cars used by ED&F Products for the shipment of cane molasses are subject to specific terms and conditions specified in the molasses agreement. In addition, we have agreed to establish and maintain sufficient storage capacity to safely store at least the minimum amount specified in the molasses agreement with respect to certain of our feed facilities. Each party is subject to standard confidentiality provisions.

Storage Strategic Alliance Agreement

General. At the closing of the 2009 business combination on May 28, 2009, we entered into a storage strategic alliance agreement with ED&F Man, which we refer to as the “strategic alliance agreement.” The strategic alliance agreement is a 20-year strategic agreement relating to the provision of bulk liquid storage services to ED&F Man, which automatically renews for successive 10 year periods, unless either party gives at least three years advance notice of non-renewal. The strategic alliance agreement may be terminated by either party if the other party is in breach thereof and such breach has not been cured timely or if the other party becomes insolvent. During 2010 and 2011, our revenue from providing storage services to ED&F Man totaled $12.7 million and $15.3 million, respectively.

Strategic Planning and Development. Pursuant to the strategic alliance agreement, ED&F Man must use its commercially reasonable best efforts to keep us apprised of its then-current and projected bulk liquid storage needs and we must use our commercially reasonable best efforts to keep ED&F Man apprised of our bulk liquid storage availability. To this end, the parties must meet annually to conduct joint strategic planning. If needed by ED&F Man and if we anticipate having sufficient storage capacity, the parties must work in good faith to negotiate to expand the storage being provided. If none of our facilities have the required excess capacity, the parties must explore whether we should acquire or develop additional facilities and, if acquired or developed, negotiate to expand the storage being provided. If the parties do not reach agreement on storage expansion, ED&F Man may contract for such storage services from any other third-party provider or develop its own storage facilities. With respect to any storage facilities developed by ED&F Man, we have a right of first refusal on any sales by ED&F Man of its storage facilities having an aggregate value of at least $500,000.

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

Supplemental Capacity. We must notify ED&F Man of bulk liquid storage capacity availability and must not commit such capacity for five business days after such notification. ED&F Man may reserve any portion of such capacity (for use commencing no later than 90 days after reservation) by delivering notice thereof within five business days.

Pricing. There are several terminal service agreements between us and ED&F Man, which state various terms and conditions on which we provide services at various terminals and are supplemented by various schedules that describe the particular services and rates we provide to ED&F Man at particular facilities. With respect to each facility, we offer ED&F Man a base storage price per barrel of bulk liquid storage capacity at the current market rates for the storage of any comparable product at such facility, provided, however, that the base storage price offered by us must not exceed the lowest “adjusted base storage price” offered to any third-party customer of ours within the immediately preceding one year period for the storage of any comparable product at such facility, if such offers were made. The “adjusted base storage price” means the base storage price per barrel of storage capacity set forth in the pertinent terminal service agreement, adjusted (upward or downward) to take into consideration all other financial terms of such agreement that reasonably affect the gross profit margin per barrel of bulk liquid storage capacity received by us in order to allow a fair comparison of the pricing provisions of one terminal service agreement to another. Moreover, if we enter into an “underpriced” agreement at any of our terminals, with certain exceptions, we must offer to amend the pertinent pricing provisions to match the pricing provisions in the underpriced agreement, which offer Man has ten days to accept or reject. ED&F Man may terminate any schedule with respect to a particular facility prior to expiration of the term of such schedule, if it determines that it would be in its best interest to terminate such schedule, but shall remain liable to us for any direct damages caused by the early termination that cannot be mitigated through our commercially reasonable best efforts.

Confidentiality. Each party is subject to customary confidentiality provisions.

Waiver Agreements

On December 14, 2010, in connection with our repurchase of up to 500,000 shares of our common stock, we entered into a Waiver agreement (the “2010 Waiver”) with Agman Louisiana Inc. (“Agman”), the sole holder of our outstanding Series A Convertible Preferred Stock, pursuant to which, among other things, Agman agreed to a limited waiver of our compliance with the negative covenants set forth in our certificate of incorporation and we issued additional shares of our Series A Convertible Preferred Stock to Agman in satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock. More specifically, we agreed to issue additional shares of Series A Convertible Preferred Stock to Agman as follows:

(i) On or shortly following January 1, 2011, 1,229,932 shares of Series A Preferred Stock, constituting payment in full for any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Preferred Stock through December 31, 2010;

(ii) On or shortly following March 31, 2011, 200,876 shares of Series A Preferred Stock, constituting payment in full for any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Preferred Stock for the period January 1, 2011 through March 31, 2011; and

(iii) On or shortly following May 1, 2011, 69,623 shares of Preferred Stock, constituting payment in full for any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Preferred Stock for the period April 1, 2011 through May 1, 2011.

On May 1, 2011 and August 11, 2011, we entered into two separate Waiver agreements with Agman to extend the limited waiver granted in the 2010 Waiver and the time period during which we could repurchase shares of our common stock to August 11, 2011 and November 18, 2011, respectively.

On August 30, 2011, in connection with the declaration of a quarterly dividend, we entered into a Waiver agreement with Agman pursuant to which Agman agreed to a limited waiver of our compliance with the negative covenants set forth in our certificate of incorporation and we issued 337,613 additional shares of our Series A Convertible Preferred Stock to Agman in satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through September 30, 2011.

On November 8, 2011, in connection with the declaration of a quarterly dividend, we entered into a Waiver agreement with Agman pursuant to which Agman agreed to a limited waiver of our compliance with the negative covenants set forth in our certificate of incorporation and we issued 204,679 additional shares of our Series A Convertible Preferred Stock to Agman in satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through December 31, 2011.

On February 13, 2012, in connection with the declaration of a quarterly dividend, we entered into a Waiver agreement with Agman pursuant to which Agman agreed to a limited waiver of our compliance with the negative covenants set forth in our certificate of incorporation and we issued 205,959 additional shares of our Series A Convertible Preferred Stock to Agman in satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through March 31, 2012.

Korean Lease Agreement

In April 2010, we and the ED&F Man group entered into an agreement for the ED&F Man group’s lease of our Port of Inchon, South Korea terminal and all of the improvements and equipment thereon, commencing effective April 1, 2010. The ED&F Man group was our sole bulk liquid storage customer at the Korean terminal. Pursuant to the lease, the ED&F Man group has taken full control and responsibility for the Korean terminal and the improvements and equipment thereon, has hired our former employees at the terminal, and is operating the terminal for the storage of its bulk liquids. The lease is a triple-net lease (where all expenses, insurance and taxes related to the leased property are paid by the lessee) and provides for rental to be paid to us in the amount of $400,000 per year. The lease has a principal term of three years and grants to the ED&F Man group an option to purchase the Korean terminal and all of its improvements and equipment for a purchase price of $3,000,000, exercisable at any time during the term of the lease.

Registration Rights Agreements

In connection with the business combination, on May 28, 2009, we entered into a registration rights agreement with Agman and certain employees of ED&F Man and its affiliates, which we refer to as the “2009 registration rights agreement.” Under the 2009 registration rights agreement, Agman and the participating employees were granted rights to register under the Securities Act for sale to the public their shares of our common stock and, in the case of Agman, the shares of our common stock into which its shares of Series A Convertible Preferred Stock are convertible, including the following:

•

The holders of at least 50% of the outstanding registrable securities (other than registrable securities held by the participating employees) under the 2009 registration rights agreement (which include the shares of our common stock held by Agman and the shares of our common stock into which its shares of Series A Convertible Preferred Stock are convertible) have the right to make up to four written demands that we effect a registration of all or a part of the holders’ registrable securities under the Securities Act. The right to these demand registrations is subject to customary limitations, including as to the minimum number of registrable securities that can be registered in connection with any single demand and that we will not be obligated to make more than one such registration during any 180-day period. We will bear the expenses incurred in connection with any such registration.

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

•

After the receipt of any request of a short form registration from the holders of at least 50% of the outstanding registrable securities (other than the registrable securities held by the participating employees) under the 2009 registration rights agreement (which includes the shares of our common stock held by Agman and the shares of our common stock into which its shares of Series A Convertible Preferred Stock are convertible), the participating employees will have “piggy-back” rights to include their shares in (or piggyback on) the related registration. We will bear the expenses incurred in connection with any such registration.

The 2009 registration rights agreement also sets forth, among other things, customary registration procedures that prescribe the manner in which we must effect the registration and sale of the registrable securities. The rights of any holder of registrable securities, other than the participating employees, to these registration rights will terminate if that holder ceases to own 10% or more of our outstanding shares of common stock (determined on an “as-converted” basis assuming the conversion of all Series A Convertible Preferred Stock into common stock). The rights of any participating employee to these registration rights will terminate on the earlier of the first date that the participating employee no longer owns any shares of our common stock and the date of the first anniversary of the date on which a registration statement, registering all or any part of such employee’s registrable securities, was declared effective.

On May 1, 2006, we issued 5,663,750 shares of our common stock to Shermen WSC Holding LLC and 28,750 shares of our common stock to each of Mr. John Toffolon, Jr., Joseph Prochaska, and Donald Pottinger. Of the 5,663,750 shares issued to Shermen WSC Holding LLC, 3,266,608 of them were forfeited to us and cancelled after the business combination in May 2009, and 1,000,000 remain in escrow under the May 2009 stock escrow agreement described at length above in the “Stock Escrow Agreement” subsection. Pursuant to an agreement signed in May 2007 (the “2007 registration rights agreement”), the holders of the majority of these shares are entitled to make up to two demands that we register these shares. In addition, these stockholders have certain “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

In February 2010, we filed with the SEC a registration statement on Form S-3 registering approximately 21.2 million shares of our Class A common stock for sale by various of our shareholders, including Agman Louisiana, Inc. (a subsidiary of ED&F Man), David M. Knott (a beneficial owner of more than 5% of our Class A common stock), several of our current and former directors and executive officers and their immediate family (Francis P. Jenkins, Jr. and his son Francis Jenkins, III, Peter J.M. Harding, John E. Toffolon, Jr., G. Kenneth Moshenek, Paul Chatterton, Wayne N. Driggers, and Stephen Boehmer), as well as various other former or current employees of us or the ED&F Man group.

Sale of Certain Warrants, Registration for Sale of Underlying Shares of Common Stock, and Amendment of Warrants

Concurrently with the consummation of our initial public offering, on May 30, 2007, we consummated a private sale of warrants (the “founder warrants”) governed by an agreement (the “founder warrant agreement”) at a purchase price of $0.70 per founder warrant, generating total proceeds of approximately $3.7 million, pursuant to a purchase agreement (the “founder warrant purchase agreement”). The founder warrants were purchased by Mr. Francis Jenkins, Jr., Mr. John Toffolon, Jr. and WB Farms, LLC, which is owned by Mr. Jenkins and members of his family.

In August 2009, we filed with the SEC our Post-Effective Amendment No. 2 to our registration statement on Form S-1 relating to the shares of our Class A common stock issuable upon exercise of warrants that we previously issued to investors in connection with our initial public offering, including the founder warrants.

At the 2010 annual meeting of stockholders, the stockholders approved an amendment to the founder warrant agreement to, among other things, extend the expiration date of one-third of each holder’s warrants to May 24, 2012, one-third of each holder’s warrants to May 24, 2013, and one-third of each holder’s warrants to May 24, 2014. The net increase in the estimated value of the founders warrants as a result of the amendment was $1,089,646 with respect to Mr. Jenkins’ beneficially owned warrants, and $291,329 with respect to Mr. Toffolon’s beneficially owned warrants. The estimated values were calculated using the Black-Scholes option pricing method based on a trade volume weighted-average price of the Company’s Class A common stock (over the period of 30 calendar days ended June 30, 2010) of $4.10 per share and the exercise price of the warrants of $5.00 per share.

Mr. Jenkins and Mr. Toffolon are the beneficial owners of 4,114,286 and 1,000,000 founders warrants, respectively. The founder warrants are currently exercisable for an aggregate of 5,114,286 shares of our Class A common stock, of which warrants to purchase 3,814,286 shares are held by Mr. Francis Jenkins, Jr., warrants to purchase 900,000 shares are held by the John E. Toffolon, Jr. Residuary Trust, warrants to purchase 100,000 shares are held by Mr. Toffolon and warrants to purchase 300,000 shares are held by WB Farms, LLC. Each of the founder warrants is exercisable for the purchase of one share of Class A common stock at $5.00 per share. One-third of the founder warrants is scheduled to expire on each of May 24, 2012, May 24, 2013 and May 24, 2014. The founder warrants are exercisable on a cashless basis.

Shared Services Agreement

General. At the closing of the business combination on May 28, 2009, we entered into a shared services agreement with ED&F Man, which we refer to as the “services agreement.” This agreement was terminated in the first half of 2010. The services agreement provided that each party make available certain services on a basis substantially consistent with the parties’ historical practice.

Services. The services provided by ED&F Man included services of the internal tax department and staff worldwide, services of the internal human resources department and staff located outside North America, telecommunication, computer and data-processing services and support provided outside North America, financial and accounting support, recordkeeping, customer billing and collections, order processing, accounts payable processing, and reporting of the purchases and sales of products and services to third parties from outside of North America, the services of the Health, Safety, Environmental, and Quality Department and staff located outside North America, secondment of employees, employee administrative services, legal advisory services, and treasury management services located outside North America, and the office space and related services located outside North America.

The services provided by us included the services of the internal human resources department and staff located in North America, all computer and data processing services and support provided to ED&F Man in North America, financial and accounting support, recordkeeping, customer billing and collections, order processing, accounts payable processing, and reporting of purchases and sales of products to third parties from North America, the services of the Health, Safety, Environmental, and Quality Department and staff located in North America, the services of insurance department and staff, and the office space and related services located in North America.

In addition, each party was required to use its commercially reasonable efforts to provide such other services as are reasonably requested by the other party. The parties’ obligation to deliver any service was conditional upon such party obtaining any required consents.

Services Fees. All services were charged at the cost of all labor (including, without limitation, the cost of all employment taxes and benefits), overhead, services, and materials expenditures allocated, without markup, to such product or service. During 2010, ED&F Man charged us $149,639 for services performed under the services agreement. During 2010, we charged ED&F Man $169,861 for services performed under the services agreement.

Termination. Any one or more of the services could be terminated (i) upon our mutual agreement with ED&F Man, or (ii) at either party’s option, effective as of any date following the first anniversary of the date of the agreement, upon at least one hundred eighty (180) days’ advance notice to the other party. The services agreement terminated in the first half of 2010.

Limitation of Liability; Indemnification. Each party agreed to indemnify and hold the other harmless from any damages arising out of or resulting from a third-party claim regarding such party’s performance, purported performance or nonperformance of the services agreement (whether arising out of such party’s negligence, intentional misconduct, or otherwise), provided, however, that a party will not indemnify the other party to the extent that such third-party claim directly arises out of or results from the other party’s performance, purported performance or nonperformance of the services agreement (whether arising out of negligence, intentional misconduct, or otherwise). The maximum liability of a party providing a service to, and the sole remedy of, the service recipient for breach of the services agreement or otherwise with respect to services is a refund of the price paid for the particular service or, at the option of service recipient, a redelivery (or delivery) of the service, unless the breach arises out of the gross negligence or willful failure of performance of the service provider.

Confidentiality and Nonsolicitation of Employees. Each party is subject to customary confidentiality and nonsolicitation of employees provisions.

Other Agreements

In addition to transactions involving Shermen WSC Holding LLC or ED&F Man or their respective affiliates, we have also entered into a few other related person transactions.

According to a Schedule 13D filed with the SEC on September 27, 2010 by Brian Taylor, Pine River Capital Management L.P., and Nisswa Master Fund Ltd., the reporting persons tendered to the Company a total of 5,038,596 warrants to purchase shares of the Company’s Class A common stock beneficially owned by them, in connection with the Company’s tender offer statement dated August 9, 2010, as amended.

On April 17, 2012, the Company entered into identical indemnification agreements with each of the Company’s current directors and executive officers. Under the terms of the indemnification agreements, the Company agreed, subject to certain exceptions, to indemnify each indemnitee against expenses and liabilities incurred by the indemnitee in connection with a proceeding to which the indemnitee is a party by reason of his status as an officer, director or representative of an employee benefit plan of the Company, or in which the indemnitee is a witness in a proceeding by reason of such status with the Company. The Company also agreed to advance to the indemnitee expenses incurred in connection with proceedings for which the indemnitee may be entitled to indemnification under the indemnification agreement and to bear the burden of proving that indemnification is not owed in any case where the Company challenges an indemnitee’s claim for indemnification. The indemnification provisions in the indemnification agreements are in addition to the indemnification provisions under the Company’s certificate of incorporation.

Transactions involving compensation to our listed executive officers are described in the “Executive Compensation” section of this Form. Transactions involving compensation of our non-employee directors are described under “Executive Compensation—Compensation of Directors.”

Further Information

The foregoing descriptions of various agreements and other documents do not purport to describe all of the terms of such agreements and documents. The texts of the transaction agreement, the stock escrow agreement, the stockholder’s agreement, our certificate of incorporation and by-laws, the molasses agreement, the strategic alliance agreement, the 2009 registration rights agreement, the 2007 registration rights agreement, the founder warrant agreement and the amendment thereto, and the shared services agreement have previously been filed or incorporated by reference as exhibits to our Form 10-K filed with the SEC on March 31, 2011. The founder warrant purchase agreement has previously been filed or incorporated by reference as exhibits to our Form 10-K filed with the SEC on March 13, 2009.

Director Independence

Our securities are listed on NASDAQ and we adhere to NASDAQ listing standards in determining whether a director is independent. The NASDAQ listing standards define an “independent director” as a person, other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under the NASDAQ listing standards, the following persons will not be considered independent:

•	a director who is, or at any time during the past three years was, employed by the Company;

•

a director who accepted or who has a family member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (other than compensation for Board or Board Committee service, compensation paid to a family member who is an employee (other than an executive officer) of the Company, benefits under a tax-qualified retirement plan, or non-discretionary compensation);

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

•

a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more (other than payments arising solely from investments in the Company’s securities, or payments under non-discretionary charitable contribution matching programs);

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

The Board of Directors has determined that the following current directors meet or exceed the criteria for independence established by the NASDAQ listing standards: Messrs. Francis Jenkins, Jr., John E. Toffolon, Jr., G. Kenneth Moshenek and Anthony J. Andrukaitis. Before the 2009 business combination, during the period that the Company was a special purpose acquisition company, Messrs. Francis Jenkins, Jr., G. Kenneth Moshenek and John E. Toffolon, Jr. served as executive officers and directors of the Company; however, they received no compensation for their service as such. They served as executive officers and directors only to facilitate the business combination and resigned as executive officers upon the closing of the business combination. NASDAQ has provided that, for non-employee executive officers and directors of special purpose acquisition companies that meet these criteria, those executive officers and directors will not be deemed to be non-independent solely based upon such individuals’ service as executive officers or directors of a special purpose acquisition company prior to its consummation of a business combination.

The Board has also determined that each member of the Audit Committee, the Compensation Committee, and the Nominating Committee is independent under the NASDAQ rules.

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our consolidated financial statements for the years ended December 31, 2010 and 2011, and fees billed for other services rendered during those periods.

	2011	2010
Audit Fees	$953,982	$1,115,529
Audit-Related Fees	—	—
Tax Fees	17,756	49,911
All Other Fees	—	—

Total	971,738	1,165,440

Audit Fees. This category consists primarily of fees and related expenses for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements. In 2011, the audit fees of $953,982 consisted of $729,500 in fees for professional services rendered for the annual audit and 10-Q related reviews of our consolidated financial statements, $17,151 for expenses related thereto, and $207,331 for services provided in connection with statutory and regulatory filings and engagements. In 2010, the audit fees of $1,115,529 consisted of $899,509 in fees for professional services rendered for the annual audit and 10-Q related reviews of our consolidated financial statements, $37,567 for expenses related thereto, and $178,453 for services provided in connection with statutory and regulatory filings and engagements.

Audit-Related Fees. This category consists of fees for services that are reasonably related to the performance of the audit or review of our financial statements and are not included in the fees reported under “Audit Services.”

Tax Fees. This category consists of fees for tax services provided with respect to tax compliance and tax preparation.

All Other Fees. This category includes fees for all services not included in the other three categories.

Audit Committee Approval. Before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our Audit Committee. The Audit Committee pre-approved 100% of the services rendered by our principal accountants for both 2010 and 2011.

Pre-Approval Policies. The Audit Committee’s pre-approval policies and procedures are as follows: Mr. John E. Toffolon, Jr., the Chairman of the Audit Committee, is empowered to authorize additional projects by Ernst & Young LLP costing up to $25,000 without further approval of the Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWAY GROUP, INC.

April 30, 2012	By:	/S/ JAMES B. JENKINS
James B. Jenkins Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2012	By:	/S/ FRANCIS P. JENKINS, JR.
Francis P. Jenkins, Jr. Chairman and Director

April 30, 2012	By:	/S/ G. KENNETH MOSHENEK
G. Kenneth Moshenek Director

April 30, 2012	By:	/S/ JOHN E. TOFFOLON, JR.
John E. Toffolon, Jr. Director

April 30, 2012	By:	/S/ JAMES B. JENKINS
James B. Jenkins Director and Chief Executive Officer

April 30, 2012	By:	/S/ PHILIP A. HOWELL
Philip A. Howell Director

April 30, 2012	By:	/S/ ANTHONY J. ANDRUKAITIS
Anthony J. Andrukaitis Director

April 30, 2012	By:	/S/ PAUL CHATTERTON
Paul Chatterton Director

April 30, 2012	By:	/S/ THOMAS A. MASILLA, JR.
Thomas A. Masilla, Jr. Chief Financial Officer and Secretary

EXHIBIT INDEX

This exhibit index to this Amendment No. 1 on Form 10-K/A supplements and does not replace the original exhibit index attached to the Form 10-K.

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002