Form 10-Q
period 2012-03-31
Westway Group, Inc.
filed 2012-05-15
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, 14,233,075 shares of our Class A common stock, par value $0.0001 per share, and 13,375,363 shares of our Class B common stock, par value $0.0001 per share, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow.

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

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,342	$13,479
Trade accounts receivable from third parties, net	35,814	45,579
Trade accounts receivable from related parties	1,583	1,752
Inventories	19,982	19,789
Other current assets	5,043	6,495

Total current assets	75,764	87,094
Investment in unconsolidated subsidiary	3,397	3,449
Property, plant and equipment, net	327,922	323,458
Goodwill	86,336	85,883
Other intangibles, net	7,855	7,912
Other non-current assets	4,042	4,235

Total assets	$505,316	$512,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$7,353	$14,134
Trade accounts payable to related parties	5,064	7,568
Accrued expenses and other current liabilities	25,185	28,395

Total current liabilities	37,602	50,097
Borrowings under credit facilities	93,534	93,534
Deferred income taxes	73,197	71,565
Other long-term liabilities	721	702

Total liabilities	205,054	215,898

Stockholders’ equity:
Series A Convertible Preferred stock: $0.0001 par value; 40,000,000 authorized; 32,929,553 outstanding at March 31, 2012. (December 31, 2011: $0.0001 par value; 40,000,000 authorized; 32,724,874 outstanding)	188,513	187,387
Common Stock: $0.0001 par value; 235,000,000 shares authorized; 27,350,672 outstanding at March 31, 2012 represented by 14,205,995 Class A and 13,144,677 Class B shares. (December 31, 2011: $0.0001 par value; 235,000,000 shares authorized; 26,892,179 shares outstanding represented by 13,993,369 Class A and 12,898,810 Class B shares)	3	3
Additional paid-in capital	126,117	127,026
Accumulated other comprehensive income (loss)	879	(2,538)
Retained earnings (accumulated deficit)	(1,237)	(2,600)
Treasury stock at cost – 2,335,569 shares at March 31, 2012. (December 31, 2011: 2,335,569 shares)	(14,013)	(14,013)

Total Westway Group, Inc. stockholders’ equity	300,262	295,265
Non-controlling interest	—	868

Total stockholders’ equity	300,262	296,133

Total liabilities and stockholders’ equity	$505,316	$512,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

(unaudited)

	Three months ended
	March 31,
	2012	2011
Net revenue
Bulk liquid storage	$19,372	$19,083
Liquid feed supplements	88,372	71,188
Related parties	3,504	3,820

Total net revenue	111,248	94,091
Costs of sales – liquid feed supplements
Third parties	49,219	40,942
Related parties	25,131	18,004

Total costs of sales – liquid feed supplements	74,350	58,946
Other operating costs and expenses	15,491	15,104
Depreciation and amortization	6,717	6,244
Selling, general and administrative expenses	9,475	8,130

Total operating expenses	106,033	88,424

Operating income	5,215	5,667

Other expense
Interest, net	(877)	(1,328)
Gain (loss) on disposal of property, plant & equipment	3	(666)

Total other expense	(874)	(1,994)
Income before income tax provision and equity in loss of unconsolidated subsidiary	4,341	3,673
Income tax provision	(1,790)	(1,356)
Equity in loss of unconsolidated subsidiary, net	(72)	(209)

Net income	2,479	2,108

Net (income) loss attributable to non-controlling interest	16	(42)

Net income attributable to Westway Group, Inc.	2,495	2,066
Preferred dividends accrued	(1,133)	(1,105)
Net income applicable to participating stockholders	1,320	—

Net income applicable to common stockholders	$42	$961

Earnings per share of common stock:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Dividends declared per share	$0.04	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Net income	$2,479	$2,108
Other comprehensive income (loss) net of tax effect:
Foreign currency translation	3,417	5,428

Comprehensive income	5,896	7,536
Comprehensive (income) loss attributable to non-controlling interest	16	(42)

Comprehensive income attributable to Westway Group, Inc.	$5,912	$7,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Westway Group, Inc. Stockholders’ Equity
(in thousands,	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional	Retained Earnings	Accumulated Other	Common Stock Held in Treasury		Total Westway Group, Inc.	Non-	Total
except per	Number		Number	At Par	Number	At Par	Paid-In	(Accumulated	Comprehensive	Number		stockholders’	controlling	Stockholders’
share data)	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Deficit)	Income	of Shares	At Cost	equity	Interest	Equity
Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209
Convertible preferred shares issued	1,230	6,764										6,764		6,764
Convertible preferred dividend accrued								(1,105)				(1,105)		(1,105)
Restricted stock activity, net of shares forfeited			143				307					307		307

Purchase and retirement of common stock			(97)				(407)					(407)		(407)
Comprehensive income

Net income								2,066				2,066	42	2,108
Foreign currency translation									5,428			5,428		5,428

Balance, March 31, 2011	32,117	$184,055	14,264	$2	12,624	$1	$130,939	$(2,121)	$5,659	2,335	$(14,013)	$304,522	$782	$305,304

	Westway Group, Inc. Stockholders’ Equity
	Series A
	Convertible
	Preferred		Common Stock		Common Stock			Retained	Accumulated	Common Stock Held in		Total Westway
(in thousands,	Stock		Class A		Class B		Additional	Earnings	Other	Treasury		Group, Inc.	Non-	Total
except per	Number		Number	At Par	Number	At Par	Paid-In	(Accumulated	Comprehensive	Number	At Cost	stockholders’	controlling	Stockholders’
share data)	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Deficit)	Income (Loss)	of Shares		equity	Interest	Equity
Balance, December 31, 2011	32,725	$187,387	13,993	$2	12,899	$1	$127,026	$(2,600)	$(2,538)	2,335	$(14,013)	$295,265	$868	$296,133
Convertible preferred shares issued	205	1,126										1,126		1,126
Convertible preferred dividend accrued								(1,132)				(1,132)		(1,132)
Dividends on common and convertible preferred shares			23		246		(980)					(980)		(980)
Restricted stock activity, net of shares forfeited			190				71					71		71
Sale of investment													(852)	(852)
Comprehensive income:
Net income								2,495				2,495	(16)	2,479
Foreign currency translation									3,417			3,417	—	3,417

Balance, March 31, 2012	32,930	$188,513	14,206	$2	13,145	$1	$126,117	$(1,237)	$879	2,335	$(14,013)	$300,262	$—	$300,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,479	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,498	1,022
Provision for doubtful accounts receivable	479	98
Depreciation and amortization	6,717	6,244
Amortization of deferred financing costs	224	348
Equity in loss of unconsolidated investments	103	209
Loss on sale of investment	36	—
Loss (gain) on disposal of property, plant & equipment	(3)	666
Stock compensation	214	327
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,012	5,203
Inventory	(599)	(1,795)
Other current assets	862	1,733
Accounts payable	(9,105)	253
Accrued expenses and other current liabilities	(3,511)	(7,488)

Net cash provided by operating activities	8,406	8,928

Cash flows from investing activities
Capital expenditures for property, plant and equipment, net of sales proceeds	(9,143)	(7,833)
Sale of investment	850	—

Net cash used in investing activities	(8,293)	(7,833)

Cash flows from financing activities:
Proceeds from credit facility	1,464	21,694
Payments on credit facility	(1,464)	(21,694)
Purchase and cancellation of Class A common stock	—	(407)
Payment of cash dividends	(397)	—
Payment of deferred financing costs	—	(15)

Net cash used in financing activities	(397)	(422)

Effects of exchange rate changes on cash and cash equivalents	147	474

Net increase (decrease) in cash and cash equivalents	(137)	1,147

Cash and cash equivalents, beginning of period	13,479	12,652

Cash and cash equivalents, end of period	$13,342	$13,799

Non-cash financing and investing activities:
Preferred dividends accrued	$1,133	$1,105
Series A Convertible Preferred stock issued to ED&F Man group	1,126	—
Common stock issued as dividend	1,440	—

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by U.S. GAAP for complete financial statements have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of our financial position and operating results for the interim periods reported, including the elimination of all significant intercompany accounts and transactions in consolidation. The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results including the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. The Company adheres to the same accounting policies in preparing interim financial statements as it does for the preparation of annual statements.

The Company has evaluated subsequent events for potential disclosure through the date the financial statements were issued.

3. EARNINGS PER SHARE

The Company calculated earnings per common share in accordance with U.S. GAAP under the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. This method determines basic earnings per share for common stock and participating securities by adjusting for dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s participating securities are the Series A Convertible Preferred Stock and unvested restricted shares. Unvested restricted shares are considered participating securities because they receive non-forfeitable rights to dividends before vesting at the same rate as common stock.

The numerator was adjusted for dividends declared on participating securities, as well as for the undistributed earnings (loss) allocated to participating securities, for the three months ended March 31, 2012 and 2011, in order to calculate net income (loss) applicable to common stockholders.

In calculating the basic weighted average number of common shares outstanding, the Series A Convertible Preferred Stock and unvested restricted shares were excluded, as they are participating securities and not included in calculating the earnings per common share under the two-class method. In calculating the diluted weighted average number of common shares outstanding for the three months ended March 31, 2011, the Company did not include any additional securities related to common stock, as this would not result in a dilutive impact.

The Company’s 5,214,286 founder warrants with an exercise price of $5.00 could potentially dilute earnings per common share. Therefore we calculated the number of incremental Class A common shares, 702,777, to be included in the diluted weighted average number of common shares for the three months ended March 31, 2012. These shares were added since the average market price of our common stock during the period was above the $5.00 exercise price. However, they were excluded for the three months ended March 31, 2011 since the average market price of our common stock during the period was below the $5.00 exercise price. Additionally, the founder warrants could have a potentially less dilutive effect because they have a cashless exercise provision.

The calculation of basic and diluted earnings per common share is as follows (in thousands except share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income attributable to Westway Group, Inc.	$2,495	$2,066
Preferred dividends accrued	(1,133)	(1,105)
Dividends to participating securities (1)	(1,328)	—
Undistributed (earnings) loss allocated to participating securities (2)	8	(528)

Net income applicable to common stockholders—Basic & Diluted	42	433

Denominator
Weighted average number of common shares outstanding—Basic	27,020,298	26,589,943
Founder warrant incremental shares	702,777	—

Weighted average number of common shares outstanding—Diluted	27,723,075	26,589,943

Basic and Diluted Earnings Per Common Share
Earnings per common share—Basic	$0.00	$0.02
Earnings per common share—Diluted	$0.00	$0.02

Dividends declared per share	$0.04	$—

(1)	Participating dividends related to the Series A Convertible Preferred Stock and the unvested restricted shares were $1,317,000 and $11,000 respectively for the three month period ending March 31, 2012, which amounts to $1,328,000. No such dividends were paid for the three month period ending March 31, 2011.

(2)	Undistributed losses allocated to the unvested restricted shares for the three months ended March 31, 2012 were $8,000. Undistributed earnings allocated to the unvested restricted shares for the three months ended March 31, 2011 were $5,000. Undistributed earnings allocated to the Series A Convertible Preferred Stock for the three months ended March 31, 2011 were $523,000. This amounts to undistributed earnings allocated to participating securities of $528,000 for the three months ended March 31, 2011.

4. EQUITY

On November 9, 2011, the Company entered into a Waiver by and between the Company and Agman, pursuant to which the Company agreed to issue 204,679 additional shares of Series A Convertible Preferred Stock to Agman on or shortly following January 1, 2012, in satisfaction in full of the accrued preferred stock dividends through December 31, 2011, based on a valuation of $5.50 per share of the Series A Convertible Preferred Stock, and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration of the dividends in November 2011. These shares of Series A Convertible Preferred Stock were issued on January 1, 2012.

On February 13, 2012 the Board of Directors declared a quarterly dividend of $0.04 per share of common stock payable on April 23, 2012 to holders of record of the Company’s Class A and Class B common stock and participating preferred stock on February 27, 2012. The dividend was payable in cash or shares of the Company’s common stock, or a combination thereof, at the election of each shareholder. Each shareholder entitled to receive the dividend had until March 23, 2012 to make a distribution election. Any shareholder that did not make a distribution election by March 23, 2012 was deemed to have elected to receive the dividend in shares of the Company’s common stock. The dollar value of the Company’s common stock that was used to calculate the number of common shares to be issued with respect to that portion of the dividend payable in shares of common stock was $5.7371, the volume weighted average price of the Company’s Class A common stock on NASDAQ from March 26, 2012 through April 5, 2012.

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

As the sole holder of our Series A Convertible Preferred Stock, Agman has no right to vote in such capacity as a Preferred shareholder for the election of any directors or on many matters that could be presented for stockholder action. However, its approval in such capacity is required for the Company to take a number of specific actions, including any action to amend, alter or repeal any provision of its certificate of incorporation or by-laws in a manner inconsistent with the stockholder’s agreement between the Company and Agman. With respect to any shares of Series A Convertible Preferred Stock held in escrow pursuant to the stock escrow agreement, all dividends or distributions on those shares are to accrue on the Company’s books and records, but are not to be paid unless and until those shares are released from escrow.

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

These segments follow the accounting principles described in Note 3 of the Company’s audited financial statements for the year ended December 31, 2011 in the Company’s 2011 Annual Report on Form 10-K. Intersegment revenue is recorded at prices which approximate market.

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

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended March 31, 2012

		Liquid Feed
	Bulk Liquid Storage	Supplements	Corporate	Total
Net revenue	$22,759	$88,489	$—	$111,248
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$5,676	$4,298	$(5,633)	$4,341
Total assets	$355,872	$132,834	$16,610	$505,316

Three Months Ended March 31, 2011

	Bulk Liquid Storage	Liquid Feed Supplements
			Corporate	Total
Net revenue	$22,804	$71,287	—	$94,091
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$6,178	$2,959	$(5,464)	$3,673
Total assets	$356,936	$124,812	$15,675	$497,423

6. INCOME TAXES

For the three months ended March 31, 2012, the Company recorded a tax provision against its pretax income based on an increase in overall domestic earnings and a decrease in foreign earnings compared to the three months ended March 31, 2011. As a result, the effective tax rate used for the three months ending March 31, 2012 increased over the three months ending March 31, 2011 due to higher domestic incomes tax rates as compared to income tax rates in foreign jurisdictions.

7. SUBSEQUENT EVENTS

On April 1, 2012 the Company issued an additional 205,959 shares of the Company’s Series A Convertible Preferred Stock to Agman in satisfaction for any and all outstanding accrued but unpaid dividends on Agman’s Series A Convertible Preferred Stock through March 31, 2012 totaling $1.1 million.

On April 23, 2012 the Company paid a $0.04 dividend declared February 13, 2012. The dividend was comprised of a combination of cash in the amount of $365,252 and 257,766 common shares, based on the elections of the Company’s shareholders. An additional $40,000 of cash remains as a payable for the Class A common shares and 90,549 shares of Class B common are accrued to be issued to the Series A Convertible Preferred shares held in escrow, which are subject to the terms of the stock escrow agreement.

On May 9, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share of common stock payable on July 23, 2012 to holders of record of the Company’s common stock and participating preferred stock on May 23, 2012. The dividend will be payable in cash or shares of the Company’s common stock, or a combination thereof, at the election of each shareholder, subject to a limitation on the aggregate amount of cash payable in satisfaction of the dividend.

On May 9, 2012, the Company entered into a waiver by and between the Company and Agman, pursuant to which the Company agreed to issue to Agman promptly following July 5, 2012, but effective as of July 1, 2012, a number of shares of Preferred Stock equal to the quotient of $1,139,861.61 divided by the volume weighted average price of the Company’s Class A common stock traded on NASDAQ during the period from June 21, 2012 through July 5, 2012, rounded up to the next whole share. These shares are to be issued in satisfaction of the accrued preferred stock dividends through June 30, 2012 and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration and payment of the dividend described in the preceding paragraph.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2012. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

Forward-Looking Statements

This discussion and analysis includes statements regarding our future performance, liquidity, and capital resources, our plans and objectives for future operations, and related assumptions. Such statements, along with any other non-historical statements in the discussion, are forward-looking. Our use of words such as “believe,” “expect,” “anticipate,” “intend,” “aim,” “will,” “shall,” “may,” “should,” “could,” “would,” “plan,” “estimate,” “continue,” “foresee,” or the negative of such terms, or other similar expressions often further identify a statement as a forward-looking statement (although not all forward-looking statements necessarily include one of these words). Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Important factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Part II, Item 1A. Risk Factors” of this Form 10-Q and in “Item 1A. Risk Factors” of our 2011 Form 10-K. We do not assume an obligation to update any forward-looking statement.

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently own and/or operate a global network of 25 operating storage facilities providing approximately 365 million gallons of total bulk liquid storage capacity and 33 operating liquid feed supplement facilities selling approximately 1.8 million tons of liquid feed supplements annually. Our Class A common stock is currently traded on the NASDAQ stock market under the symbol (WWAY). As of May 4, 2012, we had 497 employees.

Highlights of the First Quarter of 2012

•

Consolidated net revenue increased $17.2 million, or 18% to $111.2 million, as compared to $94.1 million in the first quarter of 2012, attributable to higher liquid feed supplement volumes and increased prices.

•

Tonnage sold in our liquid feed supplements business totaled 491,000 tons during the first quarter of 2012, an increase of 13% compared to the same period in 2011. Dollar gross profit for our feed business also increased $1.8 million, or 15%, in the first quarter of 2012, compared to the first quarter of 2011.

•

Total global bulk liquid storage capacity increased to approximately 365 million gallons by the end of the first quarter of 2012, compared to 352 million gallons at the end of the first quarter of 2011. Global storage tank utilization was 92% at the end of the first quarter of 2012.

•	In our bulk liquid storage business, the following construction projects were either completed or under way during the first quarter of 2012:

•	Four new tanks, totaling 1.9 million gallons, were finished at our Amsterdam, Netherlands terminal, which completed the remaining part of a nine-tank project begun in 2011.

•	Construction on a new 1.5 million gallon tank at our Jacksonville, FL terminal was completed and began generating revenue on May 1, 2012.

•	A new land lease was signed with the port authority at our Port Allen, LA terminal for an additional six acres of land adjacent to our current facility to provide for future expansion.

•

Capacity expansion continued at our Houston 1, TX terminal to add 6.0 million gallons of storage capacity and three new dock lines, as well as associated inbound and outbound marine and land traffic infrastructure. Also, construction continued at our Houston 2, TX terminal to add 2.5 million gallons of storage capacity. Both of these projects are on budget and scheduled for completion in the latter half of 2012.

•	Construction began on a new 3.0 million gallon tank at our Port Allen, LA terminal. The tank is scheduled for completion in the latter half of 2012.

•

Interest expense on our bank credit facility decreased by $451,000 or 34% for the first quarter of 2012, compared to the first quarter of 2011, attributable to the July 2011 amendment, which reduced interest rates charged and commitment fees payable. The maturity date of the overall facility was also extended by this amendment, which reduced the quarterly amortization of finance costs.

•	Westway Terminal Cincinnati, LLC, a wholly owned subsidiary of the Company, received the 2011 Safety and Operational Excellence Award from BP for safe transferring and handling of BP products.

Strategic Review

On December 15, 2011, we announced the receipt of an unsolicited preliminary offer from ED&F Man, our largest stockholder, to acquire our animal feed supplements business and certain non-core bulk liquid storage terminals. Our Board of Directors has initiated a process to explore strategic alternatives for the company as a whole, including alternatives for the bulk liquid storage business. Our Board of Directors formed a Special Committee of independent directors to direct the strategic review process. The Special Committee appointed Evercore Partners as financial advisor to assist it in this process.

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

We have not set a timetable for evaluation of ED&F Man’s proposal or completion of the strategic review process. There can be no assurance that a definitive offer will be made, an agreement will be executed, or any transactions will be approved or consummated. See the “Risk Factors” section, item 1A of our 2011 Form 10-K for more details.

Sale of Investment in Sunnyside Feed, LLC

On February 29, 2012, we sold our 51% ownership interest in Sunnyside Feed, LLC, which was located in Mandan, North Dakota. This investment no longer met the requirements of our overall business strategy and was sold for approximately its carrying value.

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

For a description of our critical accounting policies and critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see the “Critical Accounting Estimates” section of Item 7 of our 2011 Form 10-K. We have not changed these policies and estimates from those previously disclosed in our 2011 Form 10-K.

Results of Operations

First Quarter of 2012 Compared to First Quarter of 2011 Actual Results

The following is a discussion of operating results for the first quarter of 2012, compared to operating results for the first quarter of 2011.

NET REVENUE

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Net revenue	$111,248	$94,091	$17,157

Total net revenue increased by $17.2 million or 18%, to $111.2 million for the first quarter of 2012 when compared to $94.1 million for the first quarter of 2011, due to higher liquid feed supplement volumes and increased prices.

Net revenue from third parties increased $17.5 million or 19%, to $107.7 million for the first quarter of 2012, when compared to $90.3 million for the first quarter of 2011.

Net revenue from related parties, which accounted for 3% and 4% of total net revenue in the first quarter of 2012 and 2011 respectively, decreased $316,000 or 8%, to $3.5 million for the first quarter of 2012, when compared to $3.8 million for the first quarter of 2011.

The bulk liquid storage segment contributed 20% and 24% of total net revenue for the first quarter of 2012 and 2011 respectively, while the liquid feed supplement segment represented the remaining 80% and 76% of total net revenue for these periods.

Bulk Liquid Storage

Net revenue for the bulk liquid storage business remained consistent at $22.8 million for the first quarter of 2012 and 2011.

Within the U.S., net revenue increased 4% during the first quarter of 2012 compared to the same period in 2011, reflecting the expansion of our Houston 1, TX and Houston 2, TX terminal facilities. We continued to experience healthy market conditions and high contract renewal percentages including annual price escalations at most of our locations.

Outside the U.S., net revenue accounted for 27% of total bulk liquid storage net revenue for the first quarter of 2012. During the first quarter of 2012, net revenue from outside of the U.S. decreased 9% compared to same period in 2011. The decrease in net revenue was primarily due to continued softness in certain European markets as the result of various local issues, including volatility in oil industry pricing and renewable energy subsidies. This condition has led to localized excesses in the supply of storage. Also affecting net revenue was the fluctuation of exchange rates in the Euro, Pound Sterling, and Canadian Dollar. These fluctuating exchange rates had a combined negative impact on bulk liquid storage net revenue outside of the U.S. of approximately 2% during the first quarter of 2012, compared to these rates during the first quarter of 2011. This decrease was partially offset by favorable demand for storage in the United Kingdom. The Company’s European activities are focused on developing new bulk liquid storage customers, including opportunities in markets such as the United Kingdom. We believe that the overall state of our European storage market remains healthy and the current over supply situation is expected to correct itself as oil markets stabilize.

On a global basis our storage capacity (net of disposals and not including construction in progress) increased to approximately 365 million gallons as of March 31, 2012, which includes 9.7 million gallons of capacity temporarily taken out of service for normal maintenance. The percentage capacity utilization of our bulk liquid storage facilities was approximately 92% at the end of the first quarter of 2012, compared to 96% at the end of the first quarter of 2011. The lower utilization was due to the continued softness in certain European markets, timing differences as contracts turn over, and 9.7 million gallons, or 2.7% of total capacity, temporarily taken out of service for normal maintenance. At March 31, 2011, 8.8 million gallons, or 2.5% of total capacity, were temporarily taken out of service for normal maintenance.

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

Liquid Feed Supplements

Net revenue for the liquid feed supplements business totaled $88.5 million for the first quarter of 2012, an increase of $17.2 million or 24%, compared to net revenue of $71.3 million for the first quarter of 2011, attributable to both higher volumes and increased prices. Volume for the first quarter of 2012 increased 13% to 491,000 tons, compared to 433,000 tons for the same period in 2011. This increase was due to increased demand for lower cost alternatives to high priced dry commodities.

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

COST OF SALES

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Costs of sales – liquid feed supplements	$74,350	$58,946	$15,404
Liquid feed supplement volume (tons)	491	433	58
Dollar gross profit	$14,139	$12,341	$1,798

The cost of sales for our liquid feed supplements business for the first quarter of 2012, including related party purchases from the ED&F Man group, totaled $74.4 million, an increase of $15.4 million or 26%, compared to cost of sales of $58.9 million for the first quarter of 2011. The increase in costs of sales was primarily due to the higher volume and an increase in input prices.

Dollar gross profit (net revenue less cost of sales) in our liquid feed supplements business increased by $1.8 million or 15%, to $14.1 million for the first quarter of 2012, compared to $12.3 million for the first quarter of 2011, as a result of higher sales volume and prices in the first quarter of 2012.

Gross profit margin percentage (net revenue less cost of sales, divided by net revenue) for the liquid feed supplement business was 16.0% for the first quarter of 2012, compared to 17.3% for the first quarter of 2011. This percentage decrease was due to higher input prices as well as a higher proportion of lower margin products in the mix of overall sales, consistent with our strategy to provide alternative products in the markets we serve in 2012. The first quarter of 2012 was reflective of more typical pasture conditions than in the first quarter of 2011. Accordingly, higher-margin block volume was reduced in the first quarter of 2012, compared to the first quarter of 2011 which reflected the abnormal drought conditions experienced in the southwest U.S. during 2011.

OTHER OPERATING COSTS AND EXPENSES

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Other operating costs and expenses	$15,491	$15,104	$387

Other operating costs and expenses for the first quarter of 2012 were $15.5 million, an increase of $387,000 or 3%, from $15.1 million for the first quarter of 2011. The increase in the first quarter of 2012 was primarily due to higher bulk liquid storage operating expenses, particularly a bad debt expense, in the U.S. compared to the first quarter of 2011. Of the total other operating costs and expenses, the bulk liquid storage segment represented 66% and 65% for the first quarter of 2012 and 2011 respectively, and the liquid feed supplement segment represented 34% and 35%. Major components of other operating costs and expenses included payroll, repairs, utilities, and insurance.

DEPRECIATION AND AMORTIZATION

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Depreciation and amortization	$6,717	$6,244	$473

Depreciation and amortization costs increased by $473,000, or 8%, to $6.7 million for the first quarter of 2012 from $6.2 million for the first quarter of 2011. The increase was mainly due to new capital investments in the United States and Europe. Of the total depreciation, the bulk liquid storage segment represented 79% for the first quarter of 2012 and 2011 respectively, and the liquid feed supplement segment represented 19%. The Corporate non-operating segment represented the remaining 2% for the first quarter of 2012 and 2011.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Selling, general and administrative expenses	$9,475	$8,130	$1,345

Selling, general and administrative expenses for the first quarter of 2012 increased by $1.3 million, or 17%, to $9.5 million, compared to $8.1 million for the first quarter of 2011. The increase was primarily due to approximately $900,000 of corporate legal and advisory fees incurred in our strategic review process that is currently underway. Of the total selling, general and administrative expenses, the bulk liquid storage segment represented 17% and 20% for the first quarter of 2012 and 2011 respectively, the liquid feed supplement segment represented 33% and 35%, and the corporate segment represented the remaining 50% and 45%. Selling, general, and administrative expenses included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations, as well as corporate general and administrative costs.

OPERATING INCOME

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Operating income	$5,215	$5,667	$(452)

Operating income decreased by $452,000 to $5.2 million for the first quarter of 2012 compared to $5.7 million for the first quarter of 2011. This decrease was due in part to an increase in selling, general and administrative expenses, depreciation and amortization, and other operating costs and expenses in the first quarter of 2012 compared to the first quarter of 2011. These factors were partially offset by an increase in liquid feed supplement gross profit in the first quarter of 2012 compared to the first quarter of 2011.

Operating income for the first quarter of 2012 was comprised of operating income of $5.7 million from the bulk liquid storage segment and $4.3 million from the liquid feed supplements segment, less corporate costs of $4.8 million. Operating income for the first quarter of 2011 was comprised of operating income of $6.5 million from the bulk liquid storage segment and $3.2 million from the liquid feed supplements segment, less corporate costs of $4.0 million.

INTEREST EXPENSE, NET

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Interest, net	$(877)	$(1,328)	$451

Interest expense decreased by $451,000, or 34%, to $877,000 for the first quarter of 2012, compared to $1.3 million for the first quarter of 2011. The decrease was primarily due to the reduction of interest rates and commitment fees payable as a result of the July 2011 amendment to our credit facility. This amendment also extended the maturity date of the overall facility and resulted in a longer amortization period for debt financing costs.

GAIN (LOSS) ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Gain (loss) on disposal of property, plant & equipment	$3	$(666)	$669

Gain (loss) on disposal of property, plant & equipment decreased $669,000 to a gain of $3,000 for the first quarter of 2012 compared to a loss of $666,000 for the first quarter of 2011. These gains and losses resulted from the disposition of obsolete equipment during the period which no longer had a useful life.

INCOME TAXES

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Income tax provision	$(1,790)	$(1,356)	$(434)

We had a consolidated income tax provision of $1.8 million for the first quarter of 2012 as compared to $1.4 million for the first quarter of 2011. The change for the first quarter of 2012 compared to the same period in 2011 was the result of increased U.S. earnings taxed at higher tax rates combined with a decrease in foreign results taxed at lower tax rates.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Net income attributable to Westway Group, Inc.	$2,495	$2,066	$429

Net income attributable to Westway Group, Inc. increased by $429,000 to $2.5 million for the first quarter of 2012 as compared to $2.1 million for the first quarter of 2011. This increase was primarily due to the positive change of gain (loss) on disposal of property, plant, and equipment of $669,000, as well as a decrease in interest expense of $451,000. These factors were partially offset by a decrease in operating income of $452,000 and an increase in income tax provision of $434,000.

PREFERRED DIVIDENDS ACCRUED

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Preferred dividends accrued	$(1,133)	$(1,105)	$(28)

Accruals for preferred dividends remained relatively consistent at $1.1 million for the first quarter of 2012 and 2011. The slight increase of $28,000 was the result of dividends accruing on additional shares of Series A Convertible Preferred Stock issued during 2011 and the first quarter of 2012 in satisfaction of outstanding unpaid accrued dividends.

NET INCOME APPLICABLE TO COMMON AND PARTICIPATING STOCKHOLDERS

	Three Months Ended
	March 31,
(in thousands)	2012	2011	Change
Net income applicable to participating stockholders	$1,320	$—	$1,320
Net income applicable to common stockholders	$42	$961	$(919)

Net income applicable to participating stockholders was $1.3 million for the first quarter of 2012, due to $1.3 million of common dividends paid to participating preferred stockholders during the period. No common dividends were paid in the first quarter of 2011.

Net income applicable to common stockholders was $42,000 for the first quarter of 2012 as compared to $961,000 for the first quarter of 2011. This change was due to an increase in net income applicable to participating stockholders of $1.3 million and an increase in preferred dividends accrued of $28,000, partially offset by an increase in net income attributable to Westway Group, Inc. of $429,000.

Trends in Results of Operations

In our bulk liquid storage business, global demand has generally remained strong, notably in the U.S. and the United Kingdom. Contracts continue to renew at a high percentage and at higher rates due to contract escalations. We do, however, recognize softness in certain European markets attributable to various local issues, including volatility in oil industry pricing and renewable energy subsidies. This condition has led to some continued localized excesses in the supply of storage. We believe that the overall state of the storage market is healthy and the current over supply situation in Europe is expected to be corrected as energy markets stabilize.

Our liquid feed supplements business achieved higher sales volume for the first quarter of 2012 as compared to the first quarter of 2011 by providing our customers with products that met their price points and business needs in a changing market environment. Although our gross profit margin percentage has decreased for the first quarter of 2012 compared to the first quarter of 2011 as a result of competitive pricing, we have increased volumes and dollar gross profit by offering our liquid feed alternatives in a market experiencing high priced dry feed commodities.

Liquid feed supplement sales typically follow a seasonal pattern with demand influenced by the availability of pasture grass for grazing livestock. Normally, demand is lower during the spring and summer and stronger in the fall and winter. During the summer of 2011, our demand for liquid feed supplement products and tonnage sold was atypically high due to unusual drought conditions and many range fires affecting the availability of pasture grass in the southwest U.S. An additional factor that influenced the higher demand for our liquid feed supplement products during the last year was the higher cost of competitive dry feed products, primarily corn based. Our staff responded to customer demand by implementing a strategy in 2011 to provide lower cost and lower margin products to our customers to capitalize on this price disparity. This strategy has been successful to date in generating higher volumes as well as dollar gross profit on the overall liquid feed supplements business. However, the return to normal seasonal patterns in 2012, as well as declining milk prices in the first quarter of 2012 (which affects the demand for our liquid feed supplement products from dairies) and volatility in the commodity markets, could have a negative impact on our volumes and margins during the remainder of 2012.

This discussion regarding trends contains numerous forward-looking statements. Important factors that could cause our results to differ materially include the intensity of demand for our products and services, the cost of raw materials, the actions of our competitors in our various markets, and other risk factors described in Part II, Item 1A of this Form 10-Q.

Liquidity and Capital Resources

Cash and Working Capital

During the first quarter of 2012, our cash and cash equivalents decreased by $137,000 from December 31, 2011 to a total of $13.3 million at March 31, 2012. This decrease was the result of cash provided by operating activities of $8.4 million, cash used in investing activities of $8.3 million, cash used in financing activities of $397,000, and a positive exchange rate effect of $147,000.

Our working capital (by which we mean total current assets less total current liabilities) increased by $1.2 million from $37.0 million at December 31, 2011, to $38.2 million at March 31, 2012. Total net trade accounts receivable, including amounts due from related parties, decreased 21% to $37.4 million at March 31, 2012 from $47.3 million at December 31, 2011, due primarily to the seasonality of the liquid feed supplement business, which is predominately driven by cattle feeding and typically stronger in the fall and winter months (feed season) because cattle are fed grasses during the spring and summer months.

Total trade accounts payable, including amounts due to related parties, decreased 43% to $12.4 million at March 31, 2012 from $21.7 million at December 31, 2011, due primarily to the seasonality of the liquid feed supplement business.

Total accrued expenses and other current liabilities decreased 11% to $25.2 million at March 31, 2012 from $28.4 million at December 31, 2011, due to payments made during the first quarter of 2012 relating to employee bonuses, and a decrease in goods received and not yet invoiced as a result of the seasonality of the liquid feed business.

Sources

Our capital expenditures have been financed primarily with cash flows from operations, periodically supplemented by borrowings from our credit facility.

At March 31, 2012, we had $106.5 million of borrowing capacity available under our $200 million bank revolving credit facility. We have the option, subject to certain conditions, to increase the credit facility by up to $50 million (the “accordion” feature).

Our internal sources of liquidity generally include our cash balances, our cash equivalents (which are readily convertible to cash), and our current cash flows from operations. Our external sources of liquidity include our bank revolving credit facility. Our available sources of liquidity include the balance still available to be drawn down under the credit facility.

Uses

We used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll, to fund capital expenditures for maintenance, expansions, and acquisitions, to pay debt service and taxes, to pay professional fees relating to our strategic review, and to pay cash dividends.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities for the first quarter of 2012 was $8.4 million, whereas in the first quarter of 2011, operating activities provided net cash of $8.9 million. This decrease in operating cash flow compared to the first three months of 2011 is largely due to the aggregate net change in working capital items, specifically accounts payable.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, throughput fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in net cash used of $8.3 million for the first quarter of 2012, compared to net cash used of $7.8 million for the comparable period in 2011. The change was mainly due to increased capital expenditures, primarily in our bulk liquid storage segment in the United States. This increase was partially offset by $850,000 cash received as a result of our sale of our 51% interest in Sunnyside Feed, LLC. Historically, cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

Our financing activities resulted in net cash used of $397,000 for the first three months of 2012, compared to $422,000 for the comparable period in 2011. The difference between the periods is primarily due to the payment of cash dividends in the first quarter of 2012 compared to the purchase and cancellation of class A common stock in the first quarter of 2011.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the first quarter of 2012, exchange rate changes increased our cash and cash equivalents by $147,000, primarily due to the weakening of the U.S. dollar against other foreign currencies including the Euro, Pound Sterling, Canadian Dollar and Polish Zloty during this period. During the first quarter of 2011, exchange rate changes increased our cash and cash equivalents by $474,000, primarily due to the weakening of the U.S. dollar against other foreign currencies including the Euro, Pound Sterling, and Canadian Dollar during this period.

Future Cash Flows

This section consists almost entirely of forward-looking statements. Important factors that could cause our actual results to differ materially from the statements in this section include changes in the expected profitability of one or both of our businesses, changes in the amount or timing of our expected investments, or changes in the amount or timing of our expected draws under our credit facilities, as well as other risk factors described in Item 1A of our 2011 Form 10-K, as revised and updated in Part II, Item 1A of this Form 10-Q.

Sources

We expect our principal sources of liquidity in 2012 to be our cash flow from operations supplemented by our credit facility, on which the available borrowing capacity as of March 31, 2012 was $106.5 million, not including the $50 million accordion feature. We expect our cash flow from operating activities to be positive for the remainder of the year and for the next twelve months. As cash flow from operations is a key source of liquidity for us, decreases in demand for our products or services would reduce the availability of funds.

Uses

We expect to use our available cash flow to pay operating expenses, maintenance capital expenses, interest payments, tax payments, expansion and acquisition capital expenditures, discretionary debt principal payments, as well as cash dividends.

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

In the normal course of business, we make investments in the properties and facilities utilized by our bulk liquid storage and liquid feed supplements businesses. As a result, at any given time, we have outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred. At March 31, 2012, these commitments totaled $7.3 million.

We currently have ongoing expansion projects for the construction of 6.0 million gallons of new storage capacity and associated infrastructure at our Houston 1, TX terminal, construction of 2.5 million gallons of new capacity at our Houston 2, TX terminal, and construction of 3.0 million gallons of new capacity at our Port Allen, LA terminal, with completion of all of these projects expected in the second half of 2012.

Any liquidity in excess of our operating expenses, planned capital expenditures, and cash dividends is expected to be utilized to repay part of our credit facility or to finance the implementation of our growth strategy.

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

We expect that our operating expenses, maintenance capital expenditures, interest payments, tax payments, and cash dividends will generally be funded by cash from operating activities during the remainder of 2012, for the year, and for the next twelve months.

We believe cash generated from operations, combined with our availability to draw on our current credit facility, will be sufficient to fund our expansion and acquisition capital expenditures in 2012 and for the next twelve months. Our expansion and acquisition capital expenditures can generally be accelerated or scaled back depending on our liquidity.

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

General

We expect that our financing arrangements will provide us with sufficient financial flexibility to fund our operations, debt service requirements, capital expenditure plans, and cash dividends. Our ability to access additional debt or equity capital in the long-term depends on the availability of capital markets, our operating and financial performance, and pricing on commercially reasonable terms. From time-to-time, we review our long-term financing and capital structure. As a result of this review, we may periodically explore alternatives to our current capital structure and financing, including the issuance of additional equity or long-term debt, refinancing our credit facility, and other restructurings or financings. In addition, we may from time to time seek to repurchase a portion of our outstanding equity, including common stock and/or warrants, in open market purchases, privately negotiated transactions, or otherwise; and our board of directors may also review our corporate dividend policy. These matters, if any, will depend on prevailing market conditions, contractual restrictions, government regulations, and other factors. The amount of these matters may be material and may involve significant amounts of cash and/or financing availability.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 3 of Notes to Consolidated Financial Statements included in our 2011 Form 10-K. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Other Factors Affecting Our Business and Financial Results

In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This quarterly report on Form 10-Q should be read in conjunction with the discussion in our 2011 Form 10-K regarding risk factors, including the factors described in the “Factors that Affect Financial Performance” section of Item 7 and the “Risk Factors” section, Item 1A, in our 2011 Form 10-K, as revised and updated in the “Risk Factors” section, Part II, Item 1A in this Form  10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our accumulated other comprehensive income as presented in our consolidated statements of comprehensive income and of stockholders’ equity include unrealized gains and losses from foreign currency translation. The assets, liabilities and results of operations of certain of our foreign subsidiaries are measured using their functional currency, which is the currency of the foreign economic environment in which they operate. Upon consolidating these subsidiaries, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date, their revenue and expenses are translated at the weighted average currency exchange rate for the applicable reporting period, and their stockholder’s equity accounts are translated at historical exchange rates during the applicable reporting periods. Gains or losses from translation of foreign subsidiaries are included in accumulated other comprehensive income.

Translation adjustments included in accumulated other comprehensive income as of March 31, 2012 were $3.4 million of unrealized gains primarily due to the weakening of the U.S. dollar against other foreign currencies including the Euro, Pound Sterling, Canadian Dollar and Polish Zloty. This exchange rate change positively impacted the net assets used in our foreign operations and held in local currencies, resulting in a change in cumulative translation adjustments to a $879,000 unrealized gain as of March 31, 2012, compared to a $2.5 million unrealized loss as of December 31, 2011. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

For more information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” Item 7A of our 2011 Form 10-K. There were no material changes to our market risk exposure during the first quarter of 2012.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2012, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A, of our 2011 Form 10-K, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Forward-Looking Statements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q.

There have been no material changes with respect to the risk factors set forth in our 2011 Form 10-K, except that the following sentence is hereby added to the end of our risk factor subsection entitled “We are subject to animal feed industry risks”:

Recent public concerns about lean, finely-textured beef and bovine spongiform encephalopathy may have an impact on the consumption of beef, which indirectly affects our sales, revenues, and results of operations.

We also note the following changes in certain of the historical information included in the risk factors set forth in our 2011 Form 10-K:

•	As of May 4, 2012, our total indebtedness under our bank credit facility was $90.5 million, leaving $109.5 million available for additional borrowing, along with a $50 million accordion feature.

•	As of the close of business on May 4, 2012, there were approximately 14.2 million shares of our Class A common stock outstanding, at a market price of $5.90 per share.

•

At the closing of the 2009 business combination, we issued approximately 12.6 million shares of Class B Common stock, and since then, approximately an additional 751,360 shares, of our Class B common stock to Agman, a subsidiary of ED&F Man. These shares remained outstanding as of May 4, 2012.

•	As of May 4, 2012, ED&F Man and its affiliates owned approximately 48.5% of our outstanding common stock (Class A and Class B common stock combined).

•

As of May 4, 2012, all 40 million shares of our preferred stock were designated Series A Perpetual Convertible Preferred Stock, par value $.0001 per share, of which 33.1 million were issued and outstanding and another 207,247 are scheduled to be issued on or shortly following July 1, 2012, leaving another 6.7 million available to be issued.

•

At the closing of the 2009 business combination, we issued approximately 30.9 million shares of Series A Convertible Preferred Stock, and since then, approximately an additional 2.2 million shares, of our Series A Convertible Preferred Stock to Agman, a subsidiary of ED&F Man.

•

Approximately 13.1 million shares of our Series A Convertible Preferred Stock issued to Agman, and 1 million shares of our Class A common stock issued to our sponsor ShermenWSC Holdings LLC, are currently being held in escrow, and may be released to their respective owners upon our achievement of certain earnings or share price performance targets or the occurrence of certain events resulting in a change of control of the Company.

•

The remaining approximate 20.0 million shares of our Series A Convertible Preferred Stock issued to Agman were issued without being subject to the escrow agreement. These shares remained outstanding as of May 4, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In January 2012, we issued 204,679 shares of Series A Convertible Preferred Stock in the name of Agman, a subsidiary of ED&F Man, constituting satisfaction in full for the $1.1 million outstanding accrued but unpaid preferred stock dividends on Agman’s shares of Series A Convertible Preferred Stock through December 31, 2011. Of these 204,679 shares, 123,953 were delivered to Agman and 80,726 were delivered to the escrow agent for deposit in the escrow account under the Stock Escrow Agreement dated May 28, 2009 among the Company, Agman, Shermen WSC Holding LLC, and the escrow agent. The foregoing 204,679 shares were issued in a private placement, not involving a public offering under the Securities Act of 1933, in accordance with a Waiver agreement between the Company and Agman dated November 9, 2011. We did not engage in general solicitation or advertising with regard to the foregoing issuance of shares of Series A Convertible Preferred Stock and did not offer securities to the public in connection with the issuance.

In April 2012, we issued 205,959 shares of Series A Convertible Preferred Stock in the name of Agman, a subsidiary of ED&F Man, constituting satisfaction in full for the $1.1 million outstanding accrued but unpaid preferred stock dividends on Agman’s shares of Series A Convertible Preferred Stock through March 31, 2012. Of these 205,959 shares, 124,728 were delivered to Agman and 81,231 were delivered to the escrow agent for deposit in the escrow account under the Stock Escrow Agreement dated May 28, 2009 among the Company, Agman, Shermen WSC Holding LLC, and the escrow agent. The foregoing 205,959 shares were issued in a private placement, not involving a public offering under the Securities Act of 1933, in accordance with a Waiver agreement between the Company and Agman dated February 13, 2012. We did not engage in general solicitation or advertising with regard to the foregoing issuance of shares of Series A Convertible Preferred Stock and did not offer securities to the public in connection with the issuance.

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

Period	(a) Total number of shares or other units purchased	(b) Average price paid per share or unit ($)	(c) Total number of shares or units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
1-1-12 to 1-31-12 (1)	25,214	5.70	—	—
2-1-12 to 2-29-12	—	—	—	—
3-1-12 to 3-31-12	—	—	—	—

(1)	On February 7, 2012, Thomas A. Masilla Jr. requested the Company to withhold 25,214 shares to satisfy the tax withholding on his vested shares in accordance with the 2010 Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We had no defaults with respect to indebtedness.

With respect to dividend accruals, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. On November 8, 2011, we entered into a Waiver agreement with Agman pursuant to which we issued, in early January, additional shares of Series A Convertible Preferred Stock in satisfaction of all cash preferred dividends accrued through December 31, 2011, thus eliminating the preferred dividends accrued as of such date. The total accrual of such cash preferred dividends on our Series A Convertible Preferred Stock on the date of filing this report, May 15, 2012, is $569,931.

ITEM 5. OTHER INFORMATION.

Quarterly Dividend

On May 9, 2012 the Board of Directors declared a quarterly dividend of $0.04 per share of common stock payable on July 23, 2012 to holders of record of the Company’s Class A and Class B common stock and participating preferred stock on May 23, 2012. The dividend is payable in cash or shares of the Company’s common stock, or a combination thereof, at the election of each shareholder. Each shareholder entitled to receive the dividend has until June 20, 2012 to make a distribution election. Any shareholder that does not make a distribution election by June 20, 2012 will be deemed to have elected to receive the dividend in shares of the Company’s common stock. The dollar value of the Company’s common stock that used to calculate the number of common shares to be issued with respect to that portion of the dividend payable in shares of common stock will be the volume weighted average price of the Company’s Class A common stock on NASDAQ from June 21 through July 5, 2012. A copy of the press release is attached hereto as Exhibit 99.1 to this Form 10-Q and is incorporated herein by reference.

Waiver by Agman

On May 9, 2012, the Company entered into a Waiver (the “Waiver”) by and between the Company and Agman Louisiana Inc. (“Agman”), the holder of all of the Company’s Series A Perpetual Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), pursuant to which the Company agreed to issue to Agman promptly following July 5, 20102, but effective as of July 1, 2012, a number of additional shares of Series A Convertible Preferred Stock equal to the quotient of $1,139,861.61 divided by the volume weighted average price of the Company’s Class A common stock traded on NASDAQ during the period from June 21, 2012 through July 5, 2012. The issuance is in satisfaction in full of the accrued preferred stock dividends through June 30, 2012 and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration and payment of the dividend described above under “Quarterly Dividend”. Of the additional shares to be issued to Agman, a number of shares equal to the quotient of $449,558.70 divided by the foregoing volume weighted average price will be issued into the escrow governed by the Stock Escrow Agreement dated May 28, 2009 and not directly to Agman. The Waiver was entered into to facilitate the dividend described above, in light of the constraints on the payment of cash dividends pursuant to the Credit Agreement dated November 12, 2009, as amended. The foregoing description of the Waiver does not purport to describe all of its terms and is qualified in its entirety by reference to the complete text of the Waiver, which is filed as Exhibit 4.2 to this Form 10-Q and is incorporated herein by reference.

Unregistered Sales of Equity Securities

Pursuant to the Waiver, the Company has agreed to issue the additional shares of Series A Convertible Preferred Stock described above under “Waiver by Agman” to Agman on or shortly following July 5, 2012, but effective as of July 1, 2012, in full satisfaction of any and all outstanding accrued but unpaid dividends on Agman’s shares of Series A Convertible Preferred Stock through June 30, 2012. The shares will be issued in a private placement not involving a public offering under the Securities Act of 1933. The Company has not engaged in general solicitation or advertising with regard to the described issuance of its shares of Series A Preferred Stock and has not offered securities to the public in connection with the issuance.

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

Dated: May 15, 2012

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

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amendment of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

3.2	Certificate of Designation, filed with the Secretary of State of the State of Delaware on November 14, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

3.3	Amended and Restated By-laws, dated as of November 4, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

4.1	Waiver, dated as of February 13, 2012, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

4.2	Waiver, dated as of May 9, 2012, between Agman Louisiana Inc. and the Company

10.1	Retention Agreement, dated January 12, 2012, between Gene McClain and the Company

10.2	Waiver, dated as of February 13, 2012, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2012)

10.3	Waiver, dated as of May 9, 2012, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 4.2 of this Form 10-Q)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release of the Company dated May 10, 2012

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011; (iv) the Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.