Form 10-Q
period 2012-06-30
Westway Group, Inc.
filed 2012-08-09
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, 14,321,663 shares of our Class A common stock, par value $0.0001 per share, and 13,594,089 shares of our Class B common stock, par value $0.0001 per share, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 1,000,000 shares issued to Shermen WSC Holding LLC and held in escrow.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,235	$13,479
Trade accounts receivable from third parties, net	33,794	45,579
Trade accounts receivable from related parties	959	1,752
Inventories	20,732	19,789
Other current assets	7,770	6,495

Total current assets	72,490	87,094
Investment in unconsolidated subsidiary	3,153	3,449
Property, plant and equipment, net	325,926	323,458
Goodwill	85,855	85,883
Other intangibles, net	7,836	7,912
Other non-current assets	3,837	4,235

Total assets	$499,097	$512,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$9,308	$14,134
Trade accounts payable to related parties	4,014	7,568
Accrued expenses and other current liabilities	22,749	28,395

Total current liabilities	36,071	50,097
Borrowings under credit facilities	90,534	93,534
Deferred income taxes	73,169	71,565
Other long-term liabilities	2,957	702

Total liabilities	202,731	215,898

Stockholders’ equity:
Series A Convertible Preferred stock: $0.0001 par value; 40,000,000 authorized; 33,135,512 outstanding at June 30, 2012. (December 31, 2011: $0.0001 par value; 40,000,000 authorized; 32,724,874 outstanding)	189,646	187,387
Common Stock: $0.0001 par value; 235,000,000 shares authorized; 27,668,014 outstanding at June 30, 2012 represented by 14,292,651 Class A and 13,375,363 Class B shares. (December 31, 2011: $0.0001 par value; 235,000,000 shares authorized; 26,892,179 shares outstanding represented by 13,993,369 Class A and 12,898,810 Class B shares)	3	3
Additional paid-in capital	124,394	127,026
Accumulated other comprehensive income (loss)	(3,004)	(2,538)
Retained earnings (accumulated deficit)	(660)	(2,600)
Treasury stock at cost – 2,335,569 shares at June 30, 2012. (December 31, 2011: 2,335,569 shares)	(14,013)	(14,013)

Total Westway Group, Inc. stockholders’ equity	296,366	295,265
Non-controlling interest	—	868

Total stockholders’ equity	296,366	296,133

Total liabilities and stockholders’ equity	$499,097	$512,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenue
Bulk liquid storage	$18,948	$18,382	$38,320	$37,465
Liquid feed supplements	75,136	70,978	163,508	142,166
Related parties	3,213	3,693	6,718	7,513

Total net revenue	97,297	93,053	208,546	187,144
Costs of sales – liquid feed supplements
Third parties	41,955	40,009	91,174	80,951
Related parties	20,916	20,245	46,047	38,249

Total costs of sales – liquid feed supplements	62,871	60,254	137,221	119,200
Other operating costs and expenses	14,786	14,216	30,276	29,320
Depreciation and amortization	6,888	6,400	13,605	12,644
Selling, general and administrative expenses	9,057	8,569	18,532	16,699

Total operating expenses	93,602	89,439	199,634	177,863

Operating income	3,695	3,614	8,912	9,281

Other expense
Interest, net	(875)	(1,239)	(1,752)	(2,567)
Loss on disposal of property, plant & equipment	(66)	(63)	(63)	(729)

Total other expense	(941)	(1,302)	(1,815)	(3,296)
Income before income tax provision and equity in loss of unconsolidated subsidiary	2,754	2,312	7,097	5,985
Income tax provision	(894)	(452)	(2,684)	(1,808)
Equity in loss of unconsolidated subsidiary, net	(144)	(116)	(216)	(325)

Net income	1,716	1,744	4,197	3,852

Net (income) loss attributable to non-controlling interest	—	6	16	(36)

Net income attributable to Westway Group, Inc.	1,716	1,750	4,213	3,816
Preferred dividends accrued	(1,140)	(1,113)	(2,273)	(2,218)
Net (income) applicable to participating stockholders	(1,318)	—	(2,638)	—

Net income (loss) applicable to common stockholders	$(742)	$637	$(698)	$1,598

Earnings (loss) per share of common stock:
Basic	$(0.03)	$0.01	$(0.03)	$0.03
Diluted	$(0.03)	$0.01	$(0.03)	$0.03
Dividends declared per share	$0.04	$—	$0.08	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$1,716	$1,744	$4,197	$3,852
Other comprehensive income (loss) net of tax effect:
Foreign currency translation	(3,883)	2,173	(466)	7,601

Comprehensive income (loss)	(2,167)	3,917	3,731	11,453
Comprehensive (income) loss attributable to non-controlling interest	—	6	16	(36)

Comprehensive income (loss) attributable to Westway Group Inc.	$(2,167)	$3,923	$3,747	$11,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity
	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209
Convertible preferred shares issued	1,500	8,239										8,239		8,239
Convertible preferred dividend accrued								(2,218)				(2,218)		(2,218)
Restricted stock activity, net of shares forfeited			81				433					433		433
Purchase and retirement of common stock			(217)				(952)					(952)		(952)
Comprehensive income:
Net income								3,816				3,816	36	3,852
Foreign currency translation									7,601			7,601		7,601

Balance, June 30, 2011	32,387	$185,530	14,082	$2	12,624	$1	$130,520	$(1,484)	$7,832	2,335	$(14,013)	$308,388	$776	$309,164

(in thousands, except per share data)	Westway Group, Inc. Stockholders’ Equity												Non- controlling Interest	Total Stockholders’ Equity
	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity

	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par				Number of Shares	At Cost

Balance, December 31, 2011	32,725	$187,387	13,993	$2	12,899	$1	$127,026	$(2,600)	$(2,538)	2,335	$(14,013)	$295,265	$868	$296,133
Convertible preferred shares issued	411	2,259										2,259		2,259
Convertible preferred dividend accrued								(2,273)				(2,273)		(2,273)
Dividends on common and convertible preferred shares			50		476		(1,933)					(1,933)		(1,933)
Founder warrants cashless exercise			60											—
Founder warrants purchase							(1,193)					(1,193)		(1,193)
Restricted stock activity, net of shares forfeited			190				404					404		404
Issuance of stock options							90					90		90
Sale of investment													(852)	(852)
Comprehensive income:
Net income								4,213				4,213	(16)	4,197
Foreign currency translation									(466)			(466)		(466)

Balance, June 30, 2012	33,136	$189,646	14,293	$2	13,375	$1	$124,394	$(660)	$(3,004)	2,335	$(14,013)	$296,366	$—	$296,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,197	$3,852
Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income taxes	1,948	1,242
Provision for doubtful accounts receivable	721	304
Depreciation and amortization	13,605	12,644
Amortization of deferred financing costs	448	698
Equity in loss of unconsolidated investments	308	325
Loss on sale of investment	36	—
Loss on disposal of property, plant & equipment	63	729
Stock compensation	636	629
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,329	6,107
Inventory	(1,349)	(2,257)
Other current assets	(1,723)	(1,098)
Accounts payable	(8,198)	(5,519)
Accrued expenses and other current liabilities	(4,467)	(4,110)

Net cash provided by operating activities	17,554	13,546

Cash flows from investing activities
Capital expenditures for property, plant and equipment, net of sales proceeds	(17,618)	(17,498)
Sale of investment	850	—

Net cash used in investing activities	(16,768)	(17,498)

Cash flows from financing activities:
Proceeds from credit facility	15,355	33,636
Payments on credit facility	(18,355)	(31,619)
Purchase and cancellation of Class A common stock	—	(952)
Payment of cash dividends	(770)	—
Purchase of founder warrants	(1,193)	—
Payment of deferred financing costs	—	(15)

Net cash provided by (used in) financing activities	(4,963)	1,050

Effects of exchange rate changes on cash and cash equivalents	(67)	682

Net decrease in cash and cash equivalents	(4,244)	(2,220)

Cash and cash equivalents, beginning of period	13,479	12,652

Cash and cash equivalents, end of period	$9,235	$10,432

Non-cash financing and investing activities:
Preferred dividends accrued	$2,273	$2,218
Series A Convertible Preferred stock issued to ED&F Man group	2,259	8,239
Common stock issued or accrued as dividend	3,446	—

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

The numerator was adjusted for dividends declared on participating securities, as well as for the undistributed earnings (loss) allocated to participating securities, for the three and six months ended June 30, 2012 and 2011, in order to calculate net income (loss) applicable to common stockholders.

In calculating the basic weighted average number of common shares outstanding, the Series A Convertible Preferred Stock and unvested restricted shares were excluded, as they are participating securities and not included in calculating the earnings per common share under the two-class method. In calculating the diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2011, the Company did not include any additional securities related to common stock, as this would result in an anti-dilutive impact.

The Company’s 3,476,189 founder warrants with an exercise price of $5.00 and a non-qualified stock option, granted in April 2012, to purchase 250,000 shares of Class A common stock with an exercise price of $5.55 could potentially dilute earnings per common share. Therefore, we calculated the number of incremental Class A common shares, 532,294 and 505,797 respectively, to be included in the diluted weighted average number of common shares for the three and six months ended June 30, 2012. These shares were added since the average market price of our common stock during the period was above the exercise prices of $5.00 and $5.55. However, the founder warrants were excluded for the three and six months ended June 30, 2011 since the average market price of our common stock during the period was below the exercise prices. Additionally, the founder warrants and stock option could have a potentially less dilutive effect because they have a cashless exercise provision.

The calculation of basic and diluted earnings (loss) per common share is as follows (in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income attributable to Westway Group, Inc.	$1,716	$1,750	$4,213	$3,816
Preferred dividends accrued	(1,140)	(1,113)	(2,273)	(2,218)
Dividends to participating securities (1)	(1,336)	—	(2,664)	—
Undistributed (earnings) loss allocated to participating securities (2)	18	(352)	25	(880)

Net income (loss) applicable to common stockholders—Basic & Diluted	(742)	285	(699)	718

Denominator
Weighted average number of common shares outstanding—Basic	27,305,879	26,484,143	27,163,089	26,537,043
Founder warrant/stock option incremental shares	532,294	—	505,797	—

Weighted average number of common shares outstanding—Diluted	27,838,173	26,484,143	27,668,886	26,537,043

Basic and Diluted Earnings Per Common Share
Earnings (loss) per common share—Basic	$(0.03)	$0.01	$(0.03)	$0.03
Earnings (loss) per common share—Diluted	$(0.03)	$0.01	$(0.03)	$0.03

Dividends declared per share	$0.04	$—	$0.08	$—

(1)	For the three month period participating dividends related to the Series A Convertible Preferred Stock and the unvested restricted shares were $1,325,000 and $11,000 respectively, which amounts to $1,336,000. For the six month period ending June 30, 2012, participating dividends related to the Series A Convertible Preferred Stock and the unvested restricted shares were $2,642,000 and $22,000 respectively, which amounts to $2,664,000.
(2)	Undistributed losses allocated to the unvested restricted shares for the three months ended June 30, 2012 were $18,000. Undistributed earnings allocated to the unvested restricted shares for the three months ended June 30, 2011 were $3,000. Undistributed losses allocated to the unvested restricted shares for the six months ended June 30, 2012 were $25,000. Undistributed earnings allocated to the unvested restricted shares for the six months ended June 30, 2011 were $8,000. Undistributed earnings allocated to the Series A Convertible Preferred Stock for the three and six months ended June 30, 2011 were $349,000 and $872,000 respectively. This amounts to undistributed earnings allocated to participating securities of $352,000 and $880,000 for the three and six months ended June 30, 2011, respectively.

4. EQUITY

Waivers Relating to Dividends

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

On February 13, 2012, the Company entered into a Waiver by and between the Company and Agman, pursuant to which the Company agreed to issue 205,959 additional shares of Series A Preferred Stock to Agman on or shortly following April 1, 2012, in satisfaction in full of the accrued preferred stock dividends through March 31, 2012, based on a valuation of $5.50 per share of the Series A Preferred Stock, and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration and payment of the dividend. These shares of Series A Convertible Preferred Stock were issued on April 1, 2012.

On May 9, 2012, the Company entered into a waiver by and between the Company and Agman, pursuant to which the Company agreed to issue to Agman promptly following July 5, 2012, but effective as of July 1, 2012, a number of shares of Preferred Stock equal to the quotient of $1,139,861.61 divided by, $6.1158, the volume weighted average price of the Company’s Class A common stock traded on NASDAQ during the period from June 21, 2012 through July 5, 2012, rounded up to the next whole share. These shares are to be issued in satisfaction of the accrued preferred stock dividends through June 30, 2012 and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration and payment of the dividend.

Common Stock Dividends

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

On May 9, 2012 the Board of Directors declared a quarterly dividend of $0.04 per share of common stock payable on July 23, 2012 to holders of record of the Company’s Class A and Class B common stock and participating preferred stock on May 23, 2012. The dividend was payable in cash or shares of the Company’s common stock, or a combination thereof, at the election of each shareholder. Each shareholder entitled to receive the dividend had until June 20, 2012 to make a distribution election. Any shareholder that did not make a distribution election by June 20, 2012 was deemed to have elected to receive the dividend in shares of the Company’s common stock. The dollar value of the Company’s common stock that was used to calculate the number of common shares to be issued with respect to that portion of the dividend payable in shares of common stock was $6.1158, the volume weighted average price of the Company’s Class A common stock on NASDAQ from June 21, 2012 through July 5, 2012.

Conversion Rights

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

Transactions Involving Founder Warrants

On May 23, 2012, the Company entered into a warrant repurchase agreement with Mr. Francis Jenkins, a director of the Company, and certain of his affiliates (the “warrant repurchase agreement”) pursuant to which the Company repurchased from him and them, at a purchase price of $0.87 per warrant, 1,371,429 warrants to purchase our Class A common stock, for an aggregate purchase price of $1,193,143.

Also on May 23, 2012, Mr. Toffolon, a director of the Company, and certain of his affiliates exercised on a cashless basis 366,668 warrants to purchase the Company’s Class A common stock at an exercise price of $5.00 per warrant. In accordance with the terms of the warrants, the value of the warrants for purposes of the cashless exercise was determined by the five day volume weighted average price preceding the date of exercise, $5.97, resulting in a net issuance of 59,576 shares of Class A common stock to Mr. Toffolon and his affiliates.

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

Bulk Liquid Storage

The Company’s bulk liquid storage segment generates revenue through contracts by providing three primary types of services: fixed income, volume or throughput income, and income from ancillary services. Each of these sources of income is recorded net of any sales taxes. These sources of income reflect the Company’s relationships with its global, regional or local customer bases, which typically comprise contracts spanning one or more years. Contracts vary according to the provision of services, ranging from the simple transloading of products to delivery into storage, but more typically, extend into more complex product management and storage services.

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

Ancillary income services generate revenue from customer-specific storage requirements including energy, overtime, and other infrastructure costs. Revenue relating to ancillary income services is recognized based on terms stipulated in the customer service contract and is recorded at the time the service is provided. However, a small percentage of ancillary services are included as fixed income in the service contracts.

Liquid Feed Supplements

The liquid feed supplements segment generates income from making and selling liquid animal feed products, with a small proportion of income arising from making and selling dried or block animal feeds. The business is focused on the processing of animal feeds from their raw liquid constituents into a blended product that varies according to customer and livestock requirements. Revenue is recorded net of any discounts and sales taxes. Shipping and handling costs are included within cost of sales in the consolidated statements of income.

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

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended June 30, 2012

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue (1)	$21,959	$75,338	$—	$97,297
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$5,333	$2,802	$(5,381)	$2,754
Total assets	$356,732	$131,133	$11,232	$499,097

Three Months Ended June 30, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue (1)	$22,006	$71,047	$—	$93,053
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$5,765	$1,722	$(5,175)	$2,312
Total assets	$363,900	$125,652	$12,973	$502,525

Six Months Ended June 30, 2012

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue (1)	$44,719	$163,827	$—	$208,546
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$11,009	$7,101	$(11,013)	$7,097
Total assets	$356,732	$131,133	$11,232	$499,097

Six Months Ended June 30, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue (1)	$44,810	$142,334	$—	$187,144
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$11,943	$4,681	$(10,639)	$5,985
Total assets	$363,900	$125,652	$12,973	$502,525

(1)	After intersegment eliminations

6. INCOME TAXES

The Company recorded a tax provision against its pretax income based on an increase in U.S. earnings. These U.S. earnings are taxed at U.S. tax rates which are the highest tax rates of all the countries in which we are subject to tax. Additionally, the company’s tax provision is based on a decrease in our foreign earnings which are subject to various tax rates that are less than the U.S. tax rate. As a result, our effective tax rate was higher for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

For the six months ended June 30, 2012, the Company recorded a tax provision at an effective rate that is higher than the rate used for the six months ended June 30, 2011. This change for the first six months of 2012 compared to the same period in 2011 was the result of increased U.S. earnings taxed at the higher U.S. tax rates combined with a decrease in foreign results which are taxed at rates lower than the U.S. tax rates.

7. SUBSEQUENT EVENTS

On July 1, 2012 the Company issued an additional 186,380 shares of the Company’s Series A Convertible Preferred Stock to Agman in satisfaction for any and all outstanding accrued but unpaid dividends on Agman’s Series A Convertible Preferred Stock through June 30, 2012 totaling $1.1 million.

On July 23, 2012 the Company paid a $0.04 dividend declared May 9, 2012. The dividend was comprised of a combination of cash in the amount of $346,759 and 247,738 common shares, based on the elections of the Company’s shareholders. An additional $40,000 of cash remains as a payable for the Class A common shares and 85,474 shares of Class B common are accrued to be issued to the holder of the Series A Convertible Preferred shares held in escrow, which are subject to the terms of the stock escrow agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2012. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

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

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently operate a global network of 25 operating storage facilities providing approximately 368 million gallons of total bulk liquid storage capacity and 33 operating liquid feed supplement facilities selling approximately 1.8 million tons of liquid feed supplements annually. Our Class A common stock is traded on the NASDAQ stock market under the symbol (WWAY). As of August 3, 2012, we had 485 employees.

Highlights of the Second Quarter of 2012

•	Consolidated net revenue increased $4.2 million, or 5%, to $97.3 million, as compared to $93.1 million in the second quarter of 2011, attributable to higher liquid feed supplement volume.

•	Our liquid feed supplements business recognized improvements in all three of its key performance indicators in the second quarter of 2012 compared to the same period in 2011.

•	Tonnage sold totaled 436,000 tons, an increase of 6%.

•	Dollar gross profit increased $1.7 million, or 16%.

•	Gross profit margin percentage increased to 16.5% compared to 15.2%.

•	The liquid feed supplements business also made the following achievements in the second quarter of 2012:

•

Construction began on our $3.4 million SweetLac project which is expected to start contributing revenue in late September 2012. We expect this project to capitalize on our condensed whey patent and allow us to expand our technologies to additional geographic locations.

•	Development continued on new and improved low moisture tubs from our Cooked Tub facility in Catoosa, OK, which is expected to expand our sales.

•	Approval was received from the US patent office for the second phase of our condensed whey patents. Our unique process of treating condensed whey has been one of our largest growth successes.

•	Our total global bulk liquid storage capacity increased to 368 million gallons at June 30, 2012, which is up from 349 million gallons at the end of the second quarter of 2011.

•

The final four new tanks of a nine tank project were completed at our Amsterdam terminal at the end of the first quarter of 2012, resulting in an additional 1.9 million gallons of storage capacity. All nine of these new tanks were under contract and generating revenue in the second quarter of 2012.

•	In our bulk liquid storage business, the following construction projects were either completed or under way during the second quarter of 2012:

•	Construction of a new 1.5 million gallon tank at our Jacksonville, FL terminal was completed and began generating revenue at the end of the second quarter of 2012.

•

Capacity expansion continued at our Houston 1, TX terminal, which will add 6.0 million gallons of storage capacity and three new dock lines, as well as associated inbound and outbound marine and land traffic infrastructure. Half of this capacity is already under a long term agreement for a lease beginning early in the fourth quarter of 2012. The remaining capacity from this expansion is on budget and scheduled for completion at the end of the fourth quarter of 2012.

•

At our Houston 2, TX terminal, our current project which will add 2.5 million gallons of storage capacity is on budget and ahead of schedule with completion expected by the end of the third quarter of 2012. Half of this additional capacity is already under a lease and generating revenue as of June 2012.

•

Construction continues on a new 3.0 million gallon tank at our Port Allen, LA terminal. The tank is scheduled for completion in the fourth quarter of 2012 and is already under a long-term, ten year agreement.

•

Although our total corporate-related general and administrative expenses increased by $618,000 or 16%, during the second quarter of 2012 compared to the second quarter of 2011, this increase resulted from $860,000 of fees relating to our strategic review process that is currently underway. Our other corporate-related general and administrative expenses decreased 6% during the second quarter of 2012, as compared to the second quarter of 2011, which management believes reflects the effect of its cost control measures.

•

Interest expense on our bank credit facility decreased by $364,000 or 29% for the second quarter of 2012, compared to the second quarter of 2011, attributable to a lower interest rate environment and the July 2011 credit facility amendment, which reduced interest rates charged and commitment fees payable. The maturity date of the overall facility was also extended to July 2015 by this amendment, which reduced the quarterly amortization of finance costs.

Strategic Review

On December 15, 2011, we announced the receipt of an unsolicited preliminary offer from ED&F Man, our largest stockholder, to acquire our animal feed supplements business (“Westway Feed Products”) and certain non-core bulk liquid storage terminals. As a result, our Board of Directors initiated a process to explore strategic alternatives for the Company as a whole, including possible alternatives for the bulk liquid storage business. Our Board of Directors formed a Special Committee of independent directors to direct the strategic review process. The Special Committee retained Evercore Partners as its financial advisor to provide assistance in this process.

On December 21, 2011, we announced the receipt of an unsolicited proposal from an infrastructure investment fund to acquire Westway Group, Inc. for $6.00 per common share, $6.00 for each outstanding Series A Convertible Preferred share and $1.00 for each outstanding founder warrant. The proposal was contingent upon the consummation of the proposed transaction to sell Westway Feed Products and certain non-core bulk liquid storage terminals to ED&F Man. The Special Committee reviewed the unsolicited proposal with the assistance of Evercore Partners and determined that the proposal substantially undervalued our bulk liquid storage business (“Westway Terminals”) and did not provide any basis to begin discussions or negotiations.

On June 13, 2012, we announced that the Company entered into final negotiations to sell Westway Feed Products and certain bulk liquid storage terminals located in Dublin, Ireland; Esbjerg, Denmark; and Liverpool, Hull and Grangemouth, United Kingdom (the “European Terminals”) to an affiliate of ED&F Man. The proposed transaction remains subject to, among other things, execution of a binding purchase agreement, a shared services agreement, regulatory clearances and the sale to a third party of Westway Terminals.

On August 2, 2012, we announced that the Company entered into final negotiations with a selected group of bidders to possibly acquire our Westway Terminals business. On August 2, 2012, we also announced the postponement of our annual meeting of stockholders, originally scheduled for August 6, 2012, to allow the Special Committee and our Board of Directors additional time to complete the evaluation of strategic alternatives available to the Company. The Board has not yet set a new date for the annual meeting. The Board has further decided that, until the conclusion of the Special Committee’s strategic evaluation process, consideration of matters affecting the capitalization of the Company, including the declaration of any dividends, will be deferred. See the Company’s Form 8-K filed with the SEC on August 3, 2012 for additional information.

In addition, we are currently negotiating with a selected group of bidders to possibly acquire our Westway Terminals business, which would occur through the acquisition of Westway Group, Inc.’s public equity securities following, or concurrent with, the sale of Westway Feed Products and the European Terminals.

Our Board has not set a definitive timetable for the completion of any of the proposed transactions and there can be no guarantee that either possible arrangement will result in a transaction or series of transactions or, if a transaction or series of transactions will be undertaken, the terms or timing of such transaction or series of transactions. We do not intend to disclose further developments regarding either process unless and until our Board of Directors has approved a specific course of action, or it otherwise deems further disclosure is appropriate or required.

There can be no assurance that we will enter into a definitive agreement for any transaction with ED&F Man or any other party for the sale of Westway Feed Products or Westway Terminals. In the event that any agreement is reached, such agreement will be subject to various conditions, and, accordingly, there can be no assurance that any transaction will be completed. See the “Risk Factors” section, item 1A of our 2011 Form 10-K filed on March 30, 2012 for more details.

Transactions Involving Founder Warrants

On May 23, 2012, we entered into a warrant repurchase agreement with Mr. Francis Jenkins, a director of the Company, and certain of his affiliates (the “warrant repurchase agreement”) pursuant to which we repurchased from him and them, at a purchase price of $0.87 per warrant, 1,371,429 warrants to purchase our Class A common stock, for an aggregate purchase price of $1,193,143. The per warrant purchase price reflected a $0.12 per share discount to the spread between the exercise price of the warrants and the closing market price of the Class A common stock on the date of the repurchase. The pricing and other terms contained in the warrant repurchase agreement were negotiated and approved by a special committee of independent directors of ours. The Special Founder Warrant Committee was assisted by its financial advisor, Evercore, in the evaluation of the potential repurchase.

Also on May 23, 2012, Mr. Toffolon, a director of ours, and certain of his affiliates exercised on a cashless basis 366,668 warrants to purchase our Class A common stock at an exercise price of $5.00 per warrant. In accordance with the terms of the warrants, the value of the warrants for purposes of the cashless exercise was determined by the five day volume weighted average price preceding the date of exercise, $5.97, resulting in a net issuance of 59,576 shares of Class A common stock to Mr. Toffolon and his affiliates.

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

For a description of our critical accounting policies and critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see the “Critical Accounting Estimates” section of Item 7 of our 2011 Form 10-K. We have not changed these policies and method of estimating from those previously disclosed in our 2011 Form 10-K.

Results of Operations

Second Quarter of 2012 Compared to Second Quarter of 2011

The following is a discussion of operating results for the second quarter of 2012, compared to operating results for the second quarter of 2011.

NET REVENUE

	Three Months Ended
	June 30,
(in thousands)	2012	2011	Change
Net revenue	$97,297	$93,053	$4,244

Total net revenue increased by $4.2 million or 5%, to $97.3 million for the second quarter of 2012, compared to $93.1 million for the second quarter of 2011. The increase was due to higher liquid feed supplement volume.

Net revenue from third parties increased $4.7 million or 5%, to $94.1 million for the second quarter of 2012, compared to $89.4 million for the second quarter of 2011.

Net revenue from related parties, which accounted for 3% of total net revenue in the second quarter of 2012 and 4% in the second quarter of 2011, decreased $480,000, to $3.2 million for the second quarter of 2012, when compared to $3.7 million for the second quarter of 2011.

The bulk liquid storage segment represented 23% and 24% of total net revenue for the second quarter of 2012 and 2011 respectively, while the liquid feed supplement segment represented the remaining 77% and 76% of total net revenue for these periods.

Bulk Liquid Storage

Net revenue for the bulk liquid storage business remained consistent at $22.0 million for the second quarter of 2012 and 2011.

Within the U.S., bulk liquid storage net revenue increased 5% during the second quarter of 2012 compared to the same period in 2011, primarily reflecting the expansion of our Houston 1, TX and Houston 2, TX facilities, CPI adjustments, and increased rates on new and renewed contracts at several of our U.S. terminals. Market conditions remained healthy at most of our locations, with contract renewal percentages also remaining high.

Bulk liquid storage net revenue outside the U.S. accounted for 28% of total global bulk liquid storage net revenue for the second quarter of 2012. During the second quarter of 2012, net revenue from outside of the U.S. decreased 12% compared to the same period in 2011. The decrease in net revenue was partially due to the continued softness in Poland as the result of various local issues, as well as a contract buy-out in the United Kingdom that increased revenues in the second quarter of 2011 but was not repeated in 2012. Also affecting net revenue was the fluctuation of exchange rates in the Euro, Pound Sterling, and Canadian dollar. Fluctuation of these three exchange rates had a combined negative impact on bulk liquid storage net revenue outside of the U.S. of approximately 6%, during the second quarter of 2012 compared to rates experienced during the second quarter of 2011. These negative influences were partially offset by improving results at our Amsterdam facility due to the leasing of our newly constructed capacity. Our European activities are focused on developing new customer relationships, including opportunities in markets such as the United Kingdom, and reconfiguring our Polish terminal to participate in new product transportation modes. We believe that the overall state of our European storage market remains healthy, and we are seeing signs of stabilization in previously soft market sectors as surplus storage capacity is absorbed.

On a global basis our storage capacity (net of disposals and not including construction in progress) increased to approximately 368 million gallons, as of June 30, 2012, which includes 12.0 million gallons of capacity temporarily taken out of service for normal maintenance. The percentage capacity utilization of our bulk liquid storage facilities was approximately 91% at the end of the second quarter of 2012, compared to 93% at the end of the second quarter of 2011. The lower utilization was primarily due to the continued softness in Poland, timing differences as contracts turn over, and 5.3 million more gallons, or 1.4% of total capacity, being temporarily out of service for normal maintenance. In addition, we are experiencing reduced seasonal demand for storage of some edible oils as the prolonged U.S. drought has reduced agricultural activity.

We believe that capacity and capacity utilization are key variables in determining the profitability of our bulk liquid storage business. We are continuing to evaluate opportunities to increase our bulk liquid storage capacity, including possible future projects for greenfield expansions and targeted infill development. Additionally, we are evaluating growth opportunities by identifying new strategic locations to construct new bulk liquid terminals on available land. Once the fixed cost of constructing a terminal has been incurred, the marginal revenue received for storage services should exceed the marginal cost of providing each additional increment of storage service.

Liquid Feed Supplements

Net revenue for our liquid feed supplements business totaled $75.3 million for the second quarter of 2012, an increase of $4.3 million or 6%, compared to net revenue of $71.0 million for the second quarter of 2011. This increase is attributable to higher volume. Volume for the second quarter of 2012 increased 6% to 436,000 tons, compared to 411,000 tons sold in the same period of 2011. Increased customer demand and the associated growth in our sales volume have benefited from the record drought conditions as normally higher priced competing dry feed commodities have become even more expensive.

We view volume, dollar gross profit and gross profit margin percentage as key performance indicators of our liquid feed supplements business. Generally, revenues are a partial indicator of performance because large fluctuations can occur from period to period due to general seasonal trends, as well as the volatility in the prices of underlying commodity ingredients which affect both competitive pricing strategies and the cost of sales. Gross profit margin percentage is a better indicator of performance because it reflects revenue as well as the cost of input associated with that revenue. Our business model is based on the concept that once fixed costs of an operating facility are covered, any revenue which exceeds variable costs contributes to the profitability of our business.

COST OF SALES

	Three Months Ended
	June 30,
(in thousands)	2012	2011	Change
Costs of sales – liquid feed supplements	$62,871	$60,254	$2,617
Liquid feed supplement volume (tons)	436	411	25
Dollar gross profit	$12,467	$10,793	$1,674

The cost of sales for our liquid feed supplements business for the second quarter of 2012, including related party purchases from the ED&F Man group, totaled $62.9 million, an increase of $2.6 million or 4%, compared to cost of sales of $60.3 million for the second quarter of 2011. The increase in costs of sales was primarily due to the higher sales volume.

Dollar gross profit (net revenue less cost of sales) for the liquid feed supplement business increased by $1.7 million or 16%, to $12.5 million for the second quarter of 2012, compared to $10.8 million for the second quarter of 2011, as a result of higher sales volume in the second quarter of 2012.

Gross profit margin percentage (net revenue less cost of sales, divided by net revenue) for the liquid feed supplement business increased to 16.5% for the second quarter of 2012, compared to 15.2% for the second quarter of 2011. This increase was due to higher demand for our products in light of the higher cost of competitive dry feed products, primarily corn.

OTHER OPERATING COSTS AND EXPENSES

	Three Months Ended
	June 30,
(in thousands)	2012	2011	Change
Other operating costs and expenses	$14,786	$14,216	$570

Other operating costs and expenses for the second quarter of 2012 were $14.8 million, an increase of $570,000 or 4%, from $14.2 million for the second quarter of 2011. The increase in the second quarter of 2012 was primarily due to higher liquid feed supplements other operating expenses, particularly increased personnel costs to accommodate the increased volume, compared to the second quarter of 2011. The increase was also partially due to higher bulk liquid storage other operating expenses in the U.S., particularly a bad debt provision related to a single customer in which we are pursuing legal remedies. These negative influences were partially offset by a combined positive impact on bulk liquid storage other operating costs and expenses outside of the U.S. of approximately 5% from fluctuations of exchange rates in the Euro, Pound Sterling, and Canadian dollar during the second quarter of 2012, compared to rates experienced during the same period of 2011.

Of the total other operating costs and expenses, the bulk liquid storage segment accounted for 65% and 67% for the second quarter of 2012 and 2011, respectively, and the liquid feed supplement segment accounted for 35% and 33%, respectively. Major components of other operating costs and expenses included payroll, repairs, utilities, and insurance.

DEPRECIATION AND AMORTIZATION

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Depreciation and amortization	$6,888	$6,400	$488

Depreciation and amortization costs increased $488,000 or 8%, to $6.9 million for the second quarter of 2012, from $6.4 million for the second quarter of 2011. The increase was due to new capital investments in the United States and Europe.

Of the total depreciation, the bulk liquid storage segment accounted for 80% for the second quarter of 2012 and 78% in the second quarter of 2011; and, the liquid feed supplement segment accounted for 18% and 19%, respectively. The corporate non-operating segment represented the remaining 2% and 3% for the second quarter of 2012 and 2011.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Selling, general and administrative expenses	$9,057	$8,569	$488

Selling, general and administrative expenses for the second quarter of 2012 increased $488,000 or 6%, to $9.1 million, compared to $8.6 million for the second quarter of 2011. The increase was primarily due to approximately $860,000 of corporate legal and advisory fees incurred in our strategic review process that is currently under way. We have decreased our other selling, general, and administrative expenses through cost control measures in the second quarter of 2012 compared to the same period in 2011.

Of the total selling, general and administrative expenses, the bulk liquid storage segment represented 16% and 21% for the second quarter of 2012 and 2011 respectively; the liquid feed supplement segment represented 35% in both periods, and the corporate segment, including health, safety and environmental quality expenses, represented the remaining 49% and 44%, respectively. Selling, general, and administrative expenses included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations, as well as corporate general and administrative costs.

OPERATING INCOME

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Operating income	$3,695	$3,614	$81

Operating income increased by $81,000 to $3.7 million for the second quarter of 2012 compared to $3.6 million for the second quarter of 2011. This increase was due in part to higher liquid feed supplement dollar gross profit and was offset by increased depreciation and amortization, other operating cost and expense, and selling general and administrative expenses in the second quarter of 2012 compared to the second quarter of 2011.

Operating income for the second quarter of 2012 was comprised of operating income of $5.4 million from the bulk liquid storage segment and $2.8 million from the liquid feed supplements segment, less corporate segment costs of $4.5 million. Operating income for the second quarter of 2011 was comprised of operating income of $5.6 million from the bulk liquid storage segment and $1.8 million from the liquid feed supplements segment, less corporate segment costs of $3.8 million.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Interest expense, net	$(875)	$(1,239)	$364

Interest expense decreased by $364,000 or 29%, to $875,000 for the second quarter of 2012, compared to $1.2 million for the second quarter of 2011. The decrease was primarily due to the reduction of interest rates and commitment fees payable as a result of the July 2011 amendment to our credit facility. This amendment also extended the maturity date of the overall facility and resulted in a longer amortization period for debt financing costs.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Loss on disposal of property plant & equipment	$(66)	$(63)	$(3)

Loss on disposal of property, plant & equipment increased $3,000 or 5% to $66,000 for the second quarter of 2012, compared to $63,000 for the second quarter of 2011. These losses resulted from the disposal of obsolete equipment during the period which we believe no longer had a useful life.

INCOME TAXES

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Income tax provision	$(894)	$(452)	$(442)

We had a consolidated income tax provision of $894,000 for the second quarter of 2012 as compared to $452,000 for the second quarter of 2011. The change for the second quarter of 2012 compared to the same period in 2011 was the result of an increase in U.S. earnings and a decrease in foreign results. Our U.S. earnings are subject to U.S. tax rates, which are higher than the tax rates in all of the foreign countries in which we are subject to tax, and our foreign earnings are subject to various rates of tax that are lower than the U.S. tax rates.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Net income attributable to Westway Group, Inc.	$1,716	$1,750	$(34)

Net income attributable to Westway Group, Inc. decreased slightly from $1.8 million during the second quarter of 2011 to $1.7 million for the second quarter of 2012. This decrease primarily resulted from a $442,000 increase in income tax provision and a $28,000 increase in equity in loss of unconsolidated subsidiary, largely offset by a $364,000 reduction in interest expense and an $81,000 increase in operating income.

PREFERRED DIVIDENDS ACCRUED

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Preferred dividends accrued	$(1,140)	$(1,113)	$(27)

Accruals for preferred dividends remained relatively consistent at $1.1 million for the second quarter of 2012 and 2011. The slight increase of $27,000 was the result of dividends accruing on an additional 748,251 shares of Series A Convertible Preferred Stock issued throughout the trailing twelve months in satisfaction of outstanding unpaid accrued dividends.

NET INCOME (LOSS) APPLICABLE TO COMMON AND PARTICIPATING STOCKHOLDERS

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Net (income) applicable to participating stockholders	$(1,318)	$—	$(1,318)
Net income (loss) applicable to common stockholders	$(742)	$637	$(1,379)

Net income applicable to participating stockholders was $1.3 million for the second quarter of 2012, due to $1.3 million of common dividends paid to participating preferred stockholders during the period. No common dividends were paid in the second quarter of 2011.

Net income or loss applicable to common stockholders was a loss of $742,000 for the second quarter of 2012 as compared to income of $637,000 for the second quarter of 2011. This change was primarily due to an increase in net income applicable to participating stockholders of $1.3 million.

First Six Months of 2012 Compared to First Six Months of 2011

The following is a discussion of operating results for the first six months of 2012, compared to operating results for the first six months of 2011.

NET REVENUE

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Net revenue	$208,546	$187,144	$21,402

Total net revenue increased by $21.4 million or 11% to $208.5 million for the first six months of 2012, when compared to $187.1 million for the first six months of 2011. This increase was due to higher liquid feed supplement volume and increased prices.

Net revenue from third parties increased $22.2 million or 12% to $201.8 million for the first six months of 2012, compared to $179.6 million for the first six months of 2011.

Net revenue from related parties, which accounted for 3% of total net revenue in the first six months of 2012 and 4% for the first six months of 2011, decreased $795,000, to $6.7 million for the first six months of 2012, when compared to $7.5 million for the first six months of 2011.

The bulk liquid storage segment represented 21% and 24% of total net revenue for the first six months of 2012 and 2011 respectively, while the liquid feed supplement segment represented the remaining 79% and 76% of total net revenue for these periods.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue decreased by $91,000, to $44.7 million for the first six months of 2012 from $44.8 million for the first six months of 2011.

Within the U.S., bulk liquid storage net revenue increased 5% during the first six months of 2012 compared to the same period in 2011, primarily reflecting the expansion of our Houston 1, TX and Houston 2, TX facilities, CPI adjustments, and increased rates on new and renewed contracts at several of our U.S. terminals. Market conditions remained healthy at most of our locations, with contract renewal percentages also remaining high.

Bulk liquid storage net revenue outside the U.S. accounted for 28% of our total global bulk liquid storage net revenue for the first six months of 2012. During the first six months of 2012, net revenue from outside the U.S. decreased 11% compared to the first six months of 2011. The decrease in net revenue was partially due to the continued softness in Poland as the result of various local issues, as well as a contract buy-out in the United Kingdom that increased revenues in the second quarter of 2011 but was not repeated in 2012. Also affecting net revenue was the fluctuation of exchange rates in the Euro, Pound Sterling, and Canadian dollar. Fluctuation of these three exchange rates had a combined negative impact on bulk liquid storage net revenue outside of the U.S. of approximately 4%, during the first six months of 2012 compared to rates experienced during the first six months of 2011. These negative influences were partially offset by improving results in the Amsterdam market. Our European activities are focused on developing new customers, including opportunities in markets such as the United Kingdom, and reconfiguring our Polish terminal to participate in new product transportation modes. We believe that the overall state of our European storage market remains healthy, and we are seeing signs of stabilization in previously soft market sectors as surplus storage capacity is absorbed.

On a global basis our storage capacity (net of disposals and not including construction in progress) increased to approximately 368 million gallons, as of June 30, 2012, which includes 12.0 million gallons of capacity temporarily taken out of service for normal maintenance. The percentage capacity utilization of our bulk liquid storage facilities was approximately 91% at the end of the second quarter of 2012, compared to 93% at the end of the second quarter of 2011. The lower utilization was primarily due to the continued softness in certain European markets, timing differences as contracts turn over, and 5.3 million more gallons, or 1.4% of total capacity, being temporarily out of service for normal maintenance.

Liquid Feed Supplements

Net revenue for our liquid feed supplements business totaled $163.8 million for the first six months of 2012, an increase of $21.5 million or 15%, compared to net revenue of $142.3 million for the first six months of 2011. This increase is attributable to both higher volume and increased prices. Volume for the first six months of 2012 increased by 10% to 926,000 tons, compared to 844,000 tons for the same period in 2011. Increased customer demand and the associated growth in our sales volume have benefited from the record drought conditions as normally higher priced competing dry feed commodities have become even more expensive.

COST OF SALES

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Cost of sales	$137,221	$119,200	$18,021
Liquid feed supplement volume (tons)	926	844	82
Dollar gross profit	$26,606	$23,134	$3,472

For the first six months of 2012, cost of sales for our liquid feed supplements business, including related party purchases from the ED&F Man group, totaled $137.2 million, an increase of $18.0 million or 15%, compared to cost of sales of $119.2 million for the first six months of 2011. The increase in costs of sales was primarily due to the higher sales volume and an increase in the prices we pay for input.

Dollar gross profit (net revenue less cost of sales) for the liquid feed supplements business increased $3.5 million or 15%, to $26.6 million for the first six months of 2012, compared to $23.1 million for the first six months of 2011, as a result of higher sales volume and prices in the first six months of 2012.

Gross profit margin percentage (net revenue less cost of sales, divided by net revenue) for the liquid feed business decreased slightly to 16.2% for the first six months of 2012, compared to 16.3% for the first six months of 2011. This slight decrease was the result of a lower gross profit margin percentage for the first quarter of 2012 from a decrease in our higher margin block sales.

OTHER OPERATING COSTS AND EXPENSES

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Other operating costs and expenses	$30,276	$29,320	$956

Other operating costs and expenses for the first six months of 2012 were $30.3 million, an increase of $956,000 million or 3%, from $29.3 million for the first six months of 2011. The increase in the first six months of 2012 was primarily due to higher liquid feed supplements other operating expenses, particularly increased personnel costs to accommodate the increased volume, compared to the first six months of 2011. The increase was also partially due to higher bulk liquid storage other operating expenses in the U.S., particularly a bad debt provision related to a single customer in which we are pursuing legal remedies. These negative influences were partially offset by a combined positive impact on bulk liquid storage other operating costs and expenses outside of the U.S. of approximately 4% from fluctuations of exchange rates in the Euro, Pound Sterling, and Canadian dollar during the first six months of 2012 compared to rates experienced during the same period of 2011.

Of the total other operating costs and expenses, the bulk liquid storage segment accounted for 65% and 66% for the first six months of 2012 and 2011, respectively; and, the liquid feed supplement segment accounted for 35% and 34%, respectively.

DEPRECIATION AND AMORTIZATION

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Depreciation and amortization	$13,605	$12,644	$961

Depreciation and amortization costs increased $961,000 to $13.6 million for the first six months of 2012 from $12.6 million for the first six months of 2011. The increase was due to new capital investments in the United States and Europe.

Of the total depreciation, the bulk liquid storage segment accounted for 79% and 78% for the first six months of 2012 and 2011 respectively, and the liquid feed supplement segment accounted for 19% for the same periods. The corporate non-operating segment accounted for the remaining 2% and 3% for 2012 and 2011, respectively, relating mainly to information technology software.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Selling, general, and administrative expenses	$18,532	$16,699	$1,833

Selling, general and administrative expenses for the first six months of 2012 increased $1.8 million or 11%, to $18.5 million, compared to $16.7 million for the first six months of 2011. The increase was primarily due to approximately $1.8 million of corporate legal and advisory fees incurred in our strategic review process that is currently under way. We have managed to maintain our other selling, general, and administrative expenses at about the same level as compared to the same period in 2011.

Of the total selling, general, and administrative expenses, the bulk liquid storage segment represented 17% and 21% for the first six months of 2012 and 2011 respectively; the liquid feed supplement segment represented 34% and 35%, respectively, and the corporate segment, including health, safety and environmental quality expenses, represented the remaining 49% and 44%, respectively for the periods.

OPERATING INCOME

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Operating income	$8,912	$9,281	$(369)

Operating income decreased by $369,000 or 4%, to $8.9 million for the first six months of 2012 from $9.3 million for the first six months of 2011. This decrease was due in part to higher selling general and administrative expenses, depreciation and amortization, and other operating cost and expense in the first six months of 2012 compared to the first six months of 2011. These factors were partially offset by an increase in liquid feed supplements dollar gross profit in the first six months of 2012 compared to the same period in 2011.

Operating income for the first six months of 2012 was comprised of operating income of $11.0 million from the bulk liquid storage segment and $7.1 million from the liquid feed supplements segment, less corporate segment costs of $9.3 million. Operating income for the first six months of 2011 was comprised of operating income of $12.1 million from the bulk liquid storage segment and $4.9 million from the liquid feed supplements segment, less corporate segment costs of $7.7 million.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Interest expense, net	$(1,752)	$(2,567)	$815

Interest expense decreased by $815,000 or 32% to $1.8 million for the first six months of 2012 compared to $2.6 million for the first six months of 2011. The decrease was primarily due to the reduction of interest rates and commitment fees payable as a result of the July 2011 amendment to our credit facility. This amendment also extended the maturity date of the overall facility and resulted in a longer amortization period for debt financing costs.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Loss on disposal of property, plant & equipment	$(63)	$(729)	$666

Loss on disposal of property, plant & equipment decreased $666,000 to $63,000 for the first six months of 2012 compared to $729,000 for the first six months of 2011. These losses resulted from the disposal of obsolete equipment during the period which we believe no longer had a useful life.

INCOME TAXES

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Income tax provision	$(2,684)	$(1,808)	$(876)

We had a consolidated income tax provision of $2.7 million for the first six months of 2012 as compared to $1.8 million for the first six months of 2011. The change for the first six months of 2012 compared to the same period in 2011 was the result of increased U.S. earnings taxed at U.S. tax rates, which are the highest tax rates of all countries in which we are subject to tax combined with a decrease in foreign results, which are subject to various tax rates that are less than U.S. tax rates.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Net income attributable to Westway Group, Inc.	$4,213	$3,816	$397

Net income attributable to Westway Group, Inc. increased by $397,000 to $4.2 million for the first six months of 2012 as compared to $3.8 million for the first six months of 2011. This increase was primarily due to an $815,000 decrease in interest expense and a positive $666,000 change in loss on disposal of property, plant, and equipment. These factors were partially offset by an $876,000 increase in income tax provision and a $369,000 decrease in operating income.

PREFERRED DIVIDENDS ACCRUED

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Preferred dividends accrued	$(2,273)	$(2,218)	$(55)

Accruals for preferred dividends increased slightly to $2.3 million for the first six months of 2012 compared to $2.2 million for the first six months of 2011. The slight increase of $55,000 was the result of dividends accruing on an additional 748,251 shares of Series A Convertible Preferred Stock issued throughout the trailing twelve months in satisfaction of outstanding unpaid accrued dividends.

NET INCOME (LOSS) APPLICABLE TO COMMON AND PARTICIPATING STOCKHOLDERS

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Net (income) applicable to participating stockholders	$(2,638)	$—	$(2,638)
Net income (loss) applicable to common stockholders	$(698)	$1,598	$(2,296)

Net income applicable to participating stockholders was $2.6 million for the first six months of 2012, due to $2.6 million of common dividends paid to participating preferred stockholders during the period. No common dividends were paid in the first six months of 2011.

Net income or loss applicable to common stockholders was a loss of $698,000 for the first six months of 2012 as compared to income of $1.6 million for the first six months of 2011. This change was primarily due to an increase in net income applicable to participating stockholders of $2.6 million, partially offset by an increase in net income attributable to Westway Group, Inc. of $397,000.

Trends in Results of Operations

In our bulk liquid storage business, global demand has generally remained strong, notably in the U.S. and the United Kingdom. Contracts continue to renew at a high percentage and at higher rates due to contractual escalations and targeted efforts to raise rates where tight market conditions permit.

We do, however, recognize softness in certain European markets attributable to various local issues, including volatility in oil industry pricing, disappearance of renewable energy subsidies, and migration to logistic supply chains to favor inland rather than marine transport in Poland. While we are noting improvement in Amsterdam, we remain concerned about the general softness in the Polish market. This condition has led to some continued localized excesses in the supply of storage. We believe that the overall state of the European storage market is healthy, and the current over supply situation in Europe is expected to be corrected as energy markets stabilize and excess storage capacity is absorbed.

The storage market in North America remains healthy and overall capacity utilization exceeds our global average. We have not recognized any broad impact from the general economic slowdown. However, we have noted isolated incidents of softness in market demand due to the drought in certain Midwest locations, which has in general negatively impacted agricultural activity particularly in edible oils. Therefore, some of our inland terminals are experiencing lower seasonal demand. We are taking steps to diversify the products we store away from highly volatile or seasonal agricultural products, while improving rates by storing higher margin products.

Our liquid feed supplements business achieved higher sales volume for the first six months of 2012 as compared to the first six months of 2011 by providing our customers with products that met their price points and business needs in a changing market environment. Although our gross profit margin percentage was approximately the same for the first six months of 2012 compared to the first six months of 2011, we have increased volume and dollar gross profit by offering our liquid feed alternatives in a market experiencing high priced dry feed commodities. `

Liquid feed supplement sales typically follow a seasonal pattern with demand influenced by the availability of pasture grass for grazing livestock. Normally, demand is lower during the spring and summer and stronger in the fall and winter. During the summer of 2011, our demand for liquid feed supplement products and tonnage sold was atypically high due to unusual drought conditions affecting the availability of pasture grass in the Southwest U.S. While the Southwest U.S. has returned to more typical rainfall conditions, the U.S. is suffering one of the most widespread droughts in decades. This has significantly increased the demand for our liquid feed supplement products versus higher priced corn and other dry ingredient based commodities. Our implementation of strategies in 2011 to provide lower cost and lower margin products to our customers to capitalize on this price disparity has been successful to date in generating higher volume and higher dollar gross profit on the overall liquid feed supplements business. We expect this positive disparity to continue in the short term; however, the ultimate length and severity of the drought effects on cattle herds as wells as any potential impact on our business are not know at this time.

This discussion regarding trends contains numerous forward-looking statements. Important factors that could cause our results to differ materially include the intensity of demand for our products and services, the cost of raw materials, the actions of our competitors in our various markets, and other risk factors described in Part II, Item 1A of this Form 10-Q.

Liquidity and Capital Resources

Cash and Working Capital

During the first six months of 2012, our cash and cash equivalents decreased by $4.2 million from December 31, 2011 to a total of $9.2 million at June 30, 2012. This decrease was the result of cash provided by operating activities of $17.6 million, cash used in investing activities of $16.8 million, cash used in financing activities of $5.0 million, and a negative exchange rate effect of $67,000.

Our working capital (by which we mean total current assets less total current liabilities) decreased by $579,000 from $37.0 million at December 31, 2011, to $36.4 million at June 30, 2012.

Total net trade accounts receivable, including amounts due from related parties, decreased 27% to $34.8 million at June 30, 2012 from $47.3 million at December 31, 2011, due primarily to the seasonality of the liquid feed supplement business, which is predominately driven by cattle feeding and typically stronger in the fall and winter months (feed season) because cattle are fed grasses during the spring and summer months.

Total trade accounts payable, including amounts due to related parties, decreased 39% to $13.3 million at June 30, 2012 from $21.7 million at December 31, 2011, due primarily to the seasonality of the liquid feed supplement business.

Total accrued expenses and other current liabilities decreased 20% to $22.7 million at June 30, 2012 from $28.4 million at December 31, 2011, due to payments made during the first quarter of 2012 relating to employee bonuses, and a decrease in goods received and not yet invoiced as a result of the seasonality of the liquid feed business.

Sources

Our capital expenditures have been financed primarily with cash flows from operations, periodically supplemented by borrowings from our credit facility.

At June 30, 2012, we had $109.5 million of borrowing capacity available under our $200 million bank revolving credit facility. We have the option, subject to certain conditions, to increase the credit facility by up to $50 million (the “accordion” feature).

Our internal sources of liquidity generally include our cash balances, our cash equivalents (which are readily convertible to cash), and our current cash flows from operations. Our external sources of liquidity include our bank revolving credit facility. Our available sources of liquidity include the balance still available to be drawn down under the credit facility.

Uses

We used cash to fund ongoing operations, including paying for purchases of raw materials, leases of land and equipment, and payroll, to fund capital expenditures for expansions and maintenance, and to pay debt service, taxes, professional fees relating to our strategic review, cash dividends, and for other purchases.

Trends in Liquidity

The cash flows from operations of the bulk liquid storage and liquid feed supplements businesses have been positive for each 12 month fiscal year for the last 3 years. We expect that cash flows from operations will continue to be positive for the next twelve months. We also note that the capital expenditures of our two businesses for expansion are likely to increase, consistent with our growth strategy.

Cash Flows

Operating Activities

Our net cash provided by operating activities for the first six months of 2012 was $17.6 million, whereas in the second quarter of 2011, operating activities provided net cash of $13.5 million. This increase in operating cash flow compared to the first six months of 2011 is largely due to the aggregate net change in working capital items, specifically accounts receivable, as well as an increase in depreciation and amortization.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, throughput fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in net cash used of $16.8 million for the first six months of 2012, compared to net cash used of $17.5 million for the comparable period in 2011. The decrease was primarily due to $850,000 of cash received as a result of our sale of our 51% interest in Sunnyside Feed, LLC in the first quarter of 2012. This decrease was partially offset by slightly higher capital expenditures, primarily in our bulk liquid storage segment in the United States for the first six months of 2012 compared to the same period in 2011. Historically, cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

Our financing activities resulted in net cash used of $5.0 million for the first six months of 2012, compared to net cash provided of $1.1 million for the comparable period in 2011. The difference between the periods is primarily due to the repayment of $3.0 million on our credit facility during the second quarter of 2012, payment of cash dividends of $770,000 during the first six months of 2012, and the purchase of 1.4 million founder warrants for $1.2 million in the second quarter of 2012.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the first six months of 2012, exchange rate changes decreased our cash and cash equivalents by $67,000, primarily due to the strengthening of the U.S. dollar against other foreign currencies including the Euro, Pound Sterling, Canadian dollar and Polish Zloty during this period. During the first six months of 2011, exchange rate changes increased our cash and cash equivalents by $682,000, primarily due to the weakening of the U.S. dollar against other foreign currencies including the Euro, Pound Sterling, and Canadian dollar during this period.

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

Sources

We expect our principal sources of liquidity in 2012 to be our cash flow from operations supplemented by our credit facility, on which the available borrowing capacity as of June 30, 2012 was $109.5 million, not including the $50 million accordion feature. We expect our cash flow from operating activities to be positive for the remainder of the year and for the next twelve months. As cash flow from operations is a key source of liquidity for us, decreases in demand for our products or services would reduce the availability of funds.

Uses

We expect to use our available cash flow to pay operating expenses, maintenance capital expenses, interest payments, tax payments, expansion capital expenditures and discretionary debt principal payments.

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

In the normal course of business, we make investments in the properties and facilities utilized by our bulk liquid storage and liquid feed supplements businesses. As a result, at any given time, we have outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred. At June 30, 2012, these commitments totaled $6.9 million.

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

Any liquidity in excess of our operating expenses, working capital needs, and planned capital expenditures, is expected to repay part of our credit facility or to finance the implementation of our growth strategy.

Short-term Adequacy

We believe that our current cash and cash equivalents, credit facility, and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to pay our operating expenses, satisfy our working capital needs, to make our planned capital expenditures, and to meet our commitments for the next 12 months. We expect that we will be in compliance with covenants relating to our outstanding debt during this period.

We expect that our operating expenses, maintenance capital expenditures, interest payments, and tax payments, will generally be funded by cash from operating activities during the remainder of 2012, and for the next twelve months.

We believe cash generated from operations, combined with our availability to draw on our current credit facility, will be sufficient to fund our capital expenditure requirement in 2012 and for the next twelve months. Our capital expenditures can generally be accelerated or scaled back depending on our liquidity.

Cash generated from operating activities can fluctuate depending on global economic conditions. If the availability of credit is tightened due to economic conditions, this could affect the demand of some of our customers for our products and services. Nonetheless, we expect to have sufficient access to cash to complete our committed projects in 2012.

Long-term Adequacy

Beyond the next twelve months, we expect to have the ability to generate sufficient liquidity and capital resources to meet our future cash requirements, including our debt obligations for the reasonably foreseeable future. We believe that our liquidity and capital resources will be sufficient beyond the next twelve months based on the following assumptions:

•	our businesses should continue to generate significant operating cash flow on an annual basis;

•	the ongoing maintenance capital expenditures associated with our businesses should be readily funded from their annual operating cash flow or available financing; and

•	we expect to be able to refinance or extend maturing debt on terms that can be supported by the performance of our businesses.

General

We expect that our financing arrangements will provide us with sufficient financial flexibility to fund our operations, debt service requirements, capital expenditure plans, and any cash dividends. Our ability to access additional debt or equity capital in the long-term depends on the availability of capital markets, our operating and financial performance, and pricing on commercially reasonable terms. From time-to-time, we review our long-term financing and capital structure. As a result of this review, we may periodically explore alternatives to our current capital structure and financing, including the issuance of additional equity or long-term debt, refinancing our credit facility, and other restructurings or financings. In addition, we may from time to time seek to repurchase a portion of our outstanding equity, including common stock and/or warrants, in open market purchases, privately negotiated transactions, or otherwise; and our board of directors may also review our corporate dividend policy. These matters, if any, will depend on prevailing market conditions, contractual restrictions, government regulations, and other factors. The amount of these matters may be material and may involve significant amounts of cash and/or financing availability.

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

Translation adjustments included in accumulated other comprehensive income as of June 30, 2012 were $466,000 of unrealized losses primarily due to the strengthening of the U.S. dollar against other foreign currencies including the Euro, Pound Sterling, Canadian dollar and Polish Zloty. This exchange rate change negatively impacted the net assets used in our foreign operations and held in local currencies, resulting in a change in cumulative translation adjustments to a $3.0 million unrealized loss as of June 30, 2012, compared to a $2.5 million unrealized loss as of December 31, 2011. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2012, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors set forth in our 2011 Form 10-K, except the following risk factors have been revised to read as follows:

The profitability of our bulk liquid storage business can be significantly affected by changes in the exchange rates between the United States dollar and the currencies used in foreign countries in which we operate.

Almost one-third of our bulk liquid storage operations are outside of the United States. As a result, we hold assets, incur liabilities, earn revenues, and pay expenses in a variety of foreign currencies, including most notably the Euro and the Pound Sterling. The financial statements of our foreign subsidiaries are translated into United States dollars in preparing our consolidated financial statements. Thus, our profitability is impacted by changes in foreign currency exchange rates. For example, in 2011, higher foreign exchange rates for the Euro, Pound Sterling, and Canadian dollar resulted in a combined positive impact on our bulk liquid storage earnings outside of the U.S. of approximately 4%. As another example, in the first half of 2012, lower foreign exchange rates for the Euro, Pound Sterling, and Canadian dollar resulted in a combined negative impact on our bulk liquid storage earnings outside of the U.S. of approximately 4%.

Foreign exchange rates may vary quite significantly from period to period. We do not presently hedge against the risks of foreign currency fluctuations, but we are continuing to evaluate the possible future use of foreign currency hedging strategies. For more information regarding our exposure to foreign currency exchange rate risk, please see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our 2011 Form 10-K.

The supply of, demand for, and price of agricultural products and raw materials are often affected by the weather.

Weather conditions have historically caused volatility in the agricultural commodity industry and consequently in that segment of our operating results related to liquid feed supplements. Weather conditions can affect the demand for our products, such as by affecting the primary natural source of animal nutrition, grass. For example, in 2009 adverse weather effects, including a drought in central and southern Texas, led to reduced cattle herds, which affected the demand for our products. As another example, in the first half of 2012, the U.S. experienced one of the hottest half-years on record and one of the widest droughts in decades, resulting in less available pasture grass and higher feed prices. Also a significant risk is the reduction in feeder cattle herd since July 2011, which has been steadily declining since 2007, thus reducing demand for animal feed. The ultimate length and severity of the ongoing drought and decline in feeder cattle herd are unknown.

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

We also note the following changes in certain of the historical information included in the risk factors set forth in our 2011 Form 10-K:

•	As of August 3, 2012, our total indebtedness under our bank credit facility was $91.9 million, leaving $108.1 million available for additional borrowing, along with a $50 million accordion feature.

•	At August 3, 2012, there were outstanding founder warrants (i.e., warrants that were sold to a number of our current and former directors and officers through our sponsor, Sherman WSC Holdings, LLC) to purchase approximately 3.5 million shares of our Class A common stock at $5.00 per share, with a cashless exercise provision. One half of these warrants are scheduled to expire on each of May 24, 2013 and May 24, 2014.

•	As of the close of business on August 3, 2012, there were approximately 14.3 million shares of our Class A common stock outstanding, at a market price of $6.09 per share.

•	At the closing of the 2009 business combination, we issued approximately 12.6 million shares of Class B Common stock, and since then, approximately an additional 970,086 shares, of our Class B common stock to Agman, a subsidiary of ED&F Man. These shares remained outstanding as of August 3, 2012.

•	As of August 3, 2012, ED&F Man and its affiliates owned approximately 48.7% of our outstanding common stock (Class A and Class B common stock combined).

•	As of August 3, 2012, all 40 million shares of our preferred stock were designated Series A Perpetual Convertible Preferred Stock, par value $.0001 per share, of which 33.3 million were issued and outstanding, leaving another 6.7 million available to be issued.

•	At the closing of the 2009 business combination, we issued approximately 30.9 million shares of Series A Convertible Preferred Stock, and since then, approximately an additional 2.4 million shares, of our Series A Convertible Preferred Stock to Agman, a subsidiary of ED&F Man.

•	Approximately 13.1 million shares of our Series A Convertible Preferred Stock issued to Agman, and 1 million shares of our Class A common stock issued to our sponsor Shermen WSC Holdings LLC, are currently being held in escrow, and may be released to their respective owners upon our achievement of certain earnings or share price performance targets or the occurrence of certain events resulting in a change of control of the Company.

•	The remaining approximately 20.2 million shares of our Series A Convertible Preferred Stock issued to Agman were issued without being subject to the escrow agreement. These shares remained outstanding as of August 3, 2012.

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

In July 2012, we issued 186,380 shares of Series A Convertible Preferred Stock in the name of Agman, a subsidiary of ED&F Man, constituting satisfaction in full for the $1.1 million outstanding accrued but unpaid preferred stock dividends on Agman’s shares of Series A Convertible Preferred Stock through June 30, 2012. Of these 186,380 shares, 112,872 were delivered to Agman and 73,508 were delivered to the escrow agent for deposit in the escrow account under the Stock Escrow Agreement dated May 28, 2009 among the Company, Agman, Shermen WSC Holding LLC, and the escrow agent. The foregoing 186,380 shares were issued in a private placement, not involving a public offering under the Securities Act of 1933, in accordance with a Waiver agreement between the Company and Agman dated May 9, 2012. We did not engage in general solicitation or advertising with regard to the foregoing issuance of shares of Series A Convertible Preferred Stock and did not offer securities to the public in connection with the issuance.

The shares of Series A Convertible Preferred Stock issued to Agman pursuant to each of the foregoing three Waiver agreements have the same rights and privileges as the previously issued shares of Series A Convertible Preferred Stock, including the following terms of conversion. A holder of Series A Convertible Preferred Stock has the right, at any time and from time to time, to convert any or all of that holder’s shares of Series A Convertible Preferred Stock into shares of our common stock. Shares of Series A Convertible Preferred Stock owned by persons unrelated to ED&F Man are convertible into shares of Class A common stock, whereas shares of Series A Convertible Preferred Stock owned by ED&F Man or any of its affiliates are convertible into shares of Class B common stock. However, ED&F Man and its affiliates are unable to exercise such conversion rights to the extent it would result in ED&F Man and its affiliates owning more than 49.5% of our outstanding common stock. The number of shares of common stock into which one share of the Series A Convertible Preferred Stock is convertible is determined by dividing (a) $5.50 plus the amount of any dividends and distributions which have accrued before the applicable conversion date on such share, by (b) $5.50 (subject to adjustments for stock splits, subdivisions, reclassifications, combinations, other distributions, certain repurchases of common stock, and business combinations).

On April 6, 2012, we issued an option to purchase 250,000 shares of our Class A common stock to James B. Jenkins as compensation for services. The option is exercisable at $5.55 per share. The option was issued in a private placement, not involving a public offering under the Securities Act of 1933, in accordance with a Non-qualified Stock Option Agreement between Mr. Jenkins and the Company dated April 6, 2012. We did not engage in general solicitation or advertising with regard to the foregoing issuance of the option and did not offer securities to the public in connection with the issuance.

Repurchases of Equity Securities

The table below provides information on purchases made by the Company or any affiliated purchaser thereof during the indicated months of shares of the Company’s equity securities that were registered pursuant to section 12 of the Exchange Act.

Period	(a) Total number of shares or other units purchased		(b) Average price paid per share or unit ($)	(c) Total number of shares or units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
4-1-12 to 4-30-12 (1)	994	(1)	5.74	—	—
5-1-12 to 5-31-12	—		—	—	—
6-1-12 to 6-30-12	—		—	—	—

(1)	For the dividend declared on February 13, 2012 and paid April 23, 2012, the Company has withheld 994 shares on stock dividends to satisfy the tax withholding on shares issued to uncertified and foreign accounts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We had no defaults with respect to indebtedness.

With respect to dividend accruals, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. On several occasions, and most recently on May 9, 2012, we entered into a Waiver agreement with Agman pursuant to which we have already issued additional shares of Series A Convertible Preferred Stock in satisfaction of all cash preferred dividends accrued through a specified date prior to such issuance, most recently June 30, 2012, thus eliminating the preferred dividends accrued as of such date. The total accrual of such cash preferred dividends on our Series A Convertible Preferred Stock on the date of filing this report, August 9, 2012, is $496,718.

ITEM 5. OTHER INFORMATION.

None.

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

Dated: August 9, 2012

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

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amendment of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

3.2	Certificate of Designation, filed with the Secretary of State of the State of Delaware on November 14, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

3.3	Amended and Restated By-laws, dated as of November 4, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

4.1	Waiver, dated as of May 9, 2012, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012)

10.1	Retention Agreement, dated April 6, 2012, between James B. Jenkins and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2012)

10.2	Non-Qualified Stock Option Agreement, dated April 6, 2012, between James B. Jenkins and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2012)

10.3	Amendment to Severance Agreement, dated April 6, 2012, between Thomas A. Masilla, Jr. and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2012)

10.4	Trust Agreement under Severance Agreement, dated April 6, 2012, between Capital One, N.A. as trustee and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2012)

10.5	Form of Indemnification Agreement, dated April 17, 2012 between the Company and an individual (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2012). The Company entered into a separate agreement in this form with each of Francis P. Jenkins, Jr., John E. Taffolon, Jr., James B. Jenkins, Anthony J. Andrukaitas, G. Kenneth Moshenek, Phillip A. Howell, Paul R. Chatterton, Thomas A. Masilla, Jr., Gene McClain, and Stephen W. Boehmer.

10.6	Waiver, dated as of May 9, 2012, between Agman Louisiana Inc. and the Company (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012))

10.7	Warrant Repurchase Agreement, dated as of May 23, 2012, among WB Farms, LLC, NTC & Co. FBO Francis Jenkins, Jr. Roth, and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2012)

10.8	Amendment to Retention Agreement, dated June 20, 2012, between Westway Terminal Company LLC and Eugene McClain

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011; (iv) the Consolidated Statements of Stockholders’ Equity for the six month periods ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements, tagged in detail.