Form 10-Q
period 2012-09-30
Westway Group, Inc.
filed 2012-11-09
CIK 1361872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, 14,571,663 shares of our Class A common stock, par value $0.0001 per share, and 13,652,763 shares of our Class B common stock, par value $0.0001 per share, were outstanding. The number of shares of our Class A common stock outstanding stated above includes 41,667 shares issued to Shermen WSC Holding LLC and held in escrow.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WESTWAY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	As of
	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,130	$13,479
Trade accounts receivable from third parties, net	40,533	45,579
Trade accounts receivable from related parties	1,742	1,752
Inventories	20,582	19,789
Other current assets	7,563	6,495

Total current assets	77,550	87,094
Investment in unconsolidated subsidiary	3,056	3,449
Property, plant and equipment, net	328,771	323,458
Goodwill	86,244	85,883
Other intangibles, net	7,836	7,912
Other non-current assets	3,696	4,235

Total assets	$507,153	$512,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable to third parties	$8,536	$14,134
Trade accounts payable to related parties	4,574	7,568
Accrued expenses and other current liabilities	21,971	28,395

Total current liabilities	35,081	50,097
Borrowings under credit facilities	90,534	93,534
Deferred income taxes	74,640	71,565
Other long-term liabilities	2,132	702

Total liabilities	202,387	215,898

Stockholders’ equity:
Series A Convertible Preferred stock: $0.0001 par value; 40,000,000 authorized; 33,321,892 outstanding at September 30, 2012. (December 31, 2011: $0.0001 par value; 40,000,000 authorized; 32,724,874 outstanding)	190,786	187,387
Common Stock: $0.0001 par value; 235,000,000 shares authorized; 27,974,426 outstanding at September 30, 2012 represented by 14,321,663 Class A and 13,652,763 Class B shares. (December 31, 2011: $0.0001 par value; 235,000,000 shares authorized; 26,892,179 shares outstanding represented by 13,993,369 Class A and 12,898,810 Class B shares)	3	3
Additional paid-in capital	126,656	127,026
Accumulated other comprehensive income (loss)	(536)	(2,538)
Retained earnings (accumulated deficit)	1,870	(2,600)
Treasury stock at cost – 2,335,569 shares at September 30, 2012. (December 31, 2011: 2,335,569 shares)	(14,013)	(14,013)

Total Westway Group, Inc. stockholders’ equity	304,766	295,265
Non-controlling interest	—	868

Total stockholders’ equity	304,766	296,133

Total liabilities and stockholders’ equity	$507,153	$512,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue
Bulk liquid storage	$19,310	$17,821	$57,630	$55,286
Liquid feed supplements	83,607	81,062	247,115	223,228
Related parties	3,235	4,159	9,953	11,672

Total net revenue	106,152	103,042	314,698	290,186
Costs of sales – liquid feed supplements
Third parties	46,552	44,760	137,726	125,711
Related parties	23,013	23,633	69,060	61,882

Total costs of sales – liquid feed supplements	69,565	68,393	206,786	187,593
Other operating costs and expenses	14,524	14,182	44,800	43,502
Depreciation and amortization	6,955	6,490	20,560	19,134
Selling, general and administrative expenses	9,069	8,105	27,601	24,804

Total operating expenses	100,113	97,170	299,747	275,033

Operating income	6,039	5,872	14,951	15,153

Other expense
Interest, net	(898)	(942)	(2,650)	(3,509)
Loss on disposal of property, plant & equipment	(46)	(42)	(109)	(771)

Total other expense	(944)	(984)	(2,759)	(4,280)
Income before income tax provision and equity in loss of unconsolidated subsidiary	5,095	4,888	12,192	10,873
Income tax provision	(1,323)	(1,713)	(4,007)	(3,521)
Equity in loss of unconsolidated subsidiary, net	(96)	(128)	(312)	(453)

Net income	3,676	3,047	7,873	6,899

Net (income) loss attributable to non-controlling interest	—	(17)	16	(53)

Net income attributable to Westway Group, Inc.	3,676	3,030	7,889	6,846
Preferred dividends accrued	(1,146)	(1,114)	(3,419)	(3,332)
Net (income) applicable to participating stockholders	(1,389)	(1,301)	(2,661)	(1,301)

Net income applicable to common stockholders	$1,141	$615	$1,809	$2,213

Earnings per share of common stock:
Basic	$0.04	$0.02	$0.07	$0.06
Diluted	$0.04	$0.02	$0.07	$0.06
Dividends declared per share	$—	$0.04	$0.08	$0.04

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$3,676	$3,047	$7,873	$6,899
Other comprehensive income (loss) net of tax effect:
Foreign currency translation	2,468	(8,984)	2,002	(1,383)

Comprehensive income (loss)	6,144	(5,937)	9,875	5,516
Comprehensive (income) loss attributable to non-controlling interest	—	(17)	16	(53)

Comprehensive income (loss) attributable to Westway Group Inc.	$6,144	$(5,954)	$9,891	$5,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Westway Group, Inc. Stockholders’ Equity
(in thousands, except per share data)	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury		Total Westway Group, Inc. stockholders’ equity	Non- controlling Interest	Total Stockholders’ Equity
	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value				Number of Shares	At Cost
Balance, December 31, 2010	30,887	$177,291	14,218	$2	12,624	$1	$131,039	$(3,082)	$231	2,335	$(14,013)	$291,469	$740	$292,209
Convertible preferred shares issued	1,500	8,239										8,239		8,239
Convertible preferred dividend accrued								(3,332)				(3,332)		(3,332)
Dividends on common and convertible preferred shares							(2,360)					(2,360)		(2,360)
Restricted stock activity, net of shares forfeited			80				654					654		654
Purchase and retirement of common stock			(317)				(1,424)					(1,424)		(1,424)
Comprehensive income:
Net income								6,846				6,846	53	6,899
Foreign currency translation									(1,383)			(1,383)		(1,383)

Balance, September 30, 2011	32,387	$185,530	13,981	$2	12,624	$1	$127,909	$432	$(1,152)	2,335	$(14,013)	$298,709	$793	$299,502

	Westway Group, Inc. Stockholders’ Equity
(in thousands,	Series A Convertible Preferred Stock		Common Stock Class A		Common Stock Class B		Additional	Retained Earnings	Accumulated Other	Common Stock Held in Treasury		Total Westway Group, Inc.	Non-	Total
except per share data)	Number of Shares	Value	Number of Shares	At Par Value	Number of Shares	At Par Value	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Number of Shares	At Cost	stockholders’ equity	controlling Interest	Stockholders’ Equity
Balance, December 31, 2011	32,725	$187,387	13,993	$2	12,899	$1	$127,026	$(2,600)	$(2,538)	2,335	$(14,013)	$295,265	$868	$296,133
Convertible preferred shares issued	597	3,399										3,399		3,399
Convertible preferred dividend accrued								(3,419)				(3,419)		(3,419)
Dividends on common and convertible preferred shares			79		754		(71)					(71)		(71)
Founder warrants cashless exercise			60									—		—
Founder warrants purchase							(1,193)					(1,193)		(1,193)
Restricted stock activity, net of shares forfeited			190				714					714		714
Issuance of stock options							180					180		180
Sale of investment													(852)	(852)
Comprehensive income:
Net income								7,889				7,889	(16)	7,873
Foreign currency translation									2,002			2,002	—	2,002

Balance, September 30, 2012	33,322	$190,786	14,322	$2	13,653	$1	$126,656	$1,870	$(536)	2,335	$(14,013)	$304,766	$—	$304,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WESTWAY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,873	$6,899
Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income taxes	2,935	3,952
Provision for doubtful accounts receivable	995	448
Depreciation and amortization	20,560	19,134
Amortization of deferred financing costs	672	928
Equity in loss of unconsolidated investments	447	676
Loss on sale of investment	36	—
Loss on disposal of property, plant & equipment	109	771
Stock compensation	1,037	848
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,533	(1,888)
Inventory	(1,199)	(2,806)
Other current assets	(1,464)	(2,182)
Accounts payable	(8,411)	(4,388)
Accrued expenses and other current liabilities	(3,389)	187

Net cash provided by operating activities	23,734	22,579

Cash flows from investing activities
Capital expenditures for property, plant and equipment, net of sales proceeds	(25,653)	(26,572)
Sale of investment	850	—

Net cash used in investing activities	(24,803)	(26,572)

Cash flows from financing activities:
Proceeds from credit facility	35,844	67,158
Payments on credit facility	(38,844)	(63,073)
Purchase and cancellation of Class A common stock	—	(1,424)
Payment of cash dividends	(1,620)	—
Purchase of founder warrants	(1,193)	—
Payment of deferred financing costs	—	(1,572)

Net cash provided by (used in) financing activities	(5,813)	1,089

Effects of exchange rate changes on cash and cash equivalents	533	(235)

Net decrease in cash and cash equivalents	(6,349)	(3,139)

Cash and cash equivalents, beginning of period	13,479	12,652

Cash and cash equivalents, end of period	$7,130	$9,513

Non-cash financing and investing activities:
Preferred dividends accrued	$3,419	$3,332
Series A Convertible Preferred stock issued to ED&F Man group	3,399	8,239
Common stock issued or accrued as dividend	5,492	—

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

The numerator was adjusted for dividends declared on participating securities, as well as for the undistributed earnings (loss) allocated to participating securities, for the three and nine months ended September 30, 2012 and 2011, in order to calculate net income applicable to common stockholders.

In calculating the basic weighted average number of common shares outstanding, the Series A Convertible Preferred Stock and unvested restricted shares were excluded, as they are participating securities and not included in calculating the earnings per common share under the two-class method. In calculating the diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 and 2011, the Company did not include these additional securities in the denominator as this would result in an anti-dilutive impact because of the greater income attributable to the Series A Convertible Preferred Stock.

The Company’s 3,476,189 founder warrants with an exercise price of $5.00 and a non-qualified stock option, granted in April 2012, to purchase 250,000 shares of Class A common stock with an exercise price of $5.55 could potentially dilute earnings per common share. Both of these securities were included as dilutive for the three and nine months ended September 30, 2012 because the average stock price of each period was in excess of the exercise prices. However, the founder warrants were excluded for the three and nine months ended September 30, 2011 since the average market price of our common stock during the period was below the exercise prices. Additionally, the founder warrants and stock option could have a potentially less dilutive effect because they have a cashless exercise provision.

Also included in dilutive shares are Class B common stock that are accrued to be issued, as a result of the Company’s common dividends on Series A Preferred shares held in escrow, for the three and nine months ended September 30, 2012. Under the articles of incorporation, the Company is unable to pay a common dividend on shares held in escrow and such dividends have therefore been accrued for the issuance of these shares. Since no common dividend had been paid on escrowed shares prior to September 30, 2011, additional dilutive shares have not been included in the three and nine months ended September 30, 2011 for purposes of this calculation.

The calculation of basic and diluted earnings per common share is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income attributable to Westway Group, Inc.	$3,676	$3,030	$7,889	$6,846
Preferred dividends accrued	(1,146)	(1,114)	(3,419)	(3,332)
Dividends to participating securities (1)	—	(1,306)	(2,664)	(1,306)
Undistributed (earnings) loss allocated to participating securities (2)	(1,389)	5	3	(637)

Net income applicable to common stockholders—Basic & Diluted	1,141	615	1,809	1,571

Denominator
Weighted average number of common shares outstanding—Basic	27,595,537	26,370,278	27,307,238	26,481,455
Dilutive shares (3)	935,800	—	678,434	—

Weighted average number of common shares outstanding—Diluted	28,531,337	26,370,278	27,985,672	26,481,455

Basic and Diluted Earnings Per Common Share
Earnings per common share—Basic	$0.04	$0.02	$0.07	$0.06
Earnings per common share—Diluted	$0.04	$0.02	$0.07	$0.06

Dividends declared per share	$—	$0.04	$0.08	$0.04

(1)	For the three month period ending September 31, 2012 there was no participating dividend declared. For the nine month period ending September 30, 2012, participating dividends related to the Series A Convertible Preferred Stock and the unvested restricted shares amounted to $2,642,000 and $22,000 respectively, totaling $2,664,000. Participating dividends related to the Series A Convertible Preferred Stock and the unvested restricted shares were $1,295,000 and $11,000 respectively for the three and nine month periods ending September 30, 2011, which amounts to $1,306,000.
(2)	Undistributed earnings allocated to the unvested restricted shares were $11,000 and undistributed earnings allocated to preferred shares net income was $1,378,000 for the three months ended September 30, 2012, totaling $1,389,000. Undistributed losses allocated to the unvested restricted shares for the three months ended September 30, 2011 were $5,000. Undistributed losses allocated to the unvested restricted shares for the nine months ended September 30, 2012 were $3,000. Undistributed earnings allocated to the unvested restricted shares and the Series A Convertible Preferred Stock for the nine months ended September 30, 2011 were $6,000 and $631,000, respectively, totaling $637,000.
(3)	The dilutive shares for the three months ended September 30, 2012 amounted to 935,800 which are comprised of 32,896 incremental shares related to the non-qualified stock options, 756,572 incremental shares related to the founder warrants, and 146,332 shares of accrued stock dividends. The dilutive shares for the nine months ended September 30, 2012 amounted to 678,434 which are comprised of 19,390 incremental shares related to the non-qualified stock options, 587,381 incremental shares related to the founder warrants, and 71,663 shares of accrued stock dividends.

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

On May 9, 2012, the Company entered into a Waiver by and between the Company and Agman, pursuant to which the Company agreed to issue 186,380 additional shares of Series A Preferred Stock to Agman on or shortly following July 1, 2012, in satisfaction in full of the accrued preferred stock dividends through June 30, 2012, based on a volume weighted average price of $6.1158 of the Company’s Class A common stock traded on NASDAQ during the period from June 21, 2012 through July 5, 2012, and in exchange for a waiver by Agman of the Company’s compliance with the negative covenants set forth in the Company’s Amended and Restated Certificate of Incorporation and the Stockholder’s Agreement dated as of May 28, 2009, between the Company and Agman, in connection with, and Agman’s consent to and approval of, the declaration and payment of the dividend. These shares of Series A Convertible Preferred Stock were issued on July 1, 2012.

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

Stock Escrow Agreement

During August 2012, the Company’s stock price closed in excess of $6.50 for five of seven consecutive trading days. This occurrence marked the achievement of the first target under the stock escrow agreement. As a result, 4,380,691 shares of Series A Preferred Stock were released from escrow to Agman in September 2012. Additionally, the dividends related to those shares were released to Agman, consisting of $342,403 in cash and the issuance of 58,674 shares of Class B Common Stock. The achievement of this target also triggered the release of 958,333 shares of Class A Common Stock from escrow to Shermen WSC Holding, LLC, as well as the release of dividends related to those shares, which consisted of $153,333 in cash.

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

Results of Operations by Business Segment

The Company’s operations by business segment are as follows (in thousands):

Three Months Ended September 30, 2012

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue (1)	$22,434	$83,718	$—	$106,152
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$6,109	$4,373	$(5,387)	$5,095
Total assets	$358,911	$137,906	$10,336	$507,153

Three Months Ended September 30, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue (1)	$21,909	$81,133	$—	$103,042
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$6,139	$3,707	$(4,958)	$4,888
Total assets	$359,040	$131,723	$12,700	$503,463

Nine Months Ended September 30, 2012

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue (1)	$67,153	$247,545	$—	$314,698
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$17,118	$11,475	$(16,401)	$12,192
Total assets	$358,911	$137,906	$10,336	$507,153

Nine Months Ended September 30, 2011

	Bulk Liquid Storage	Liquid Feed Supplements	Corporate	Total
Net revenue (1)	$66,719	$223,467	$—	$290,186
Income (loss) before income tax provision and equity in loss of unconsolidated subsidiary	$18,082	$8,388	$(15,597)	$10,873
Total assets	$359,040	$131,723	$12,700	$503,463

(1)	After intersegment eliminations

6. INCOME TAXES

The Company’s effective tax rate was lower for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily due to a reduction in foreign earnings subject to U.S. tax for the three months ending September 30, 2012 as compared to the three months ending September 30, 2011.

For the nine months ended September 30, 2012, the Company recorded a tax provision at an effective rate that is slightly higher than the rate used for the nine months ended September 30, 2011. This change for the first nine months of 2012 compared to the same period in 2011 was the result of increased U.S. earnings taxed at the U.S. rates, which are the highest tax rates of all the countries in which we are subject to tax.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2012. This discussion and analysis highlights and supplements information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding consolidated financial statements and notes. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

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

Company Overview

Westway Group, Inc., together with its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a global provider of bulk liquid storage and related value-added services and the largest manufacturer and distributor of liquid feed supplements for the livestock industry in North America. We currently operate a global network of 25 operating storage facilities providing approximately 369 million gallons of total bulk liquid storage capacity and 34 operating liquid feed supplement facilities selling approximately 1.9 million tons of liquid feed supplements annually. Our Class A common stock is traded on the NASDAQ stock market under the symbol (WWAY). As of November 2, 2012, we had 492 employees.

Highlights of the Third Quarter of 2012

•	Consolidated net income increased 21% to $3.7 million during the third quarter of 2012 as compared to $3.0 million in the third quarter of 2011.

•

Consolidated net revenue increased $3.1 million, or 3%, to $106.2 million for the third quarter of 2012, as compared to $103.0 million in the third quarter of 2011, primarily attributable to increases in our liquid feed supplement net revenue. We achieved this increase by providing our liquid feed customers with products that met their price points and business needs in a variety of market conditions.

•	Our liquid feed supplements business recognized improvements in all three of its key performance indicators in the third quarter of 2012 compared to the same period in 2011.

•	Dollar gross profit increased $1.4 million, or 11%.

•	Gross profit margin percentage increased to 16.9% compared to 15.7%.

•

Tonnage sold totaled 469,000 tons, an increase of 1%. This and other improvements mentioned were partially due to our success in securing favorable supply contracts for several of our key ingredients. This combined with our modest volume increase and strong demand for our products enabled us to improve the gross profit margin.

•	The liquid feed supplements business also made the following achievements in the third quarter of 2012:

•	Signed a licensing agreement with a commercial dry feed manufacturer, which will further our research into developing a new profitable process in the manufacturing of pellet feed.

•

Expanded the Sweet Lac product capacity by securing an additional source of the main ingredient, condensed whey. Currently, we are achieving profits from the sale of unprocessed condensed whey, and we are working on implementing our patented whey treatment process in order to begin producing Sweet Lac on a large commercial scale.

•	Our total global bulk liquid storage capacity increased to 369 million gallons at September 30, 2012, which is up from 354 million gallons at the end of the third quarter of 2011.

•	In our bulk liquid storage business, the following construction projects were either completed or under way during the third quarter of 2012:

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

•

At our Houston 2, TX terminal, we completed a project that added 2.5 million gallons of storage capacity. The project was completed on time and all of the additional capacity is currently under contract.

•

Construction has been completed subsequent to the end of the third quarter of 2012 of a new 3.0 million gallon tank at our Port Allen, LA terminal. The tank is already under a ten year lease agreement, which began in October 2012.

•	In late August 2012, the New Orleans area experienced Hurricane Isaac. Westway’s facilities did not suffer any damage, and commercial operations continued uninterrupted.

•

In late October 2012, our facilities in Baltimore, MD, Philadelphia, PA, and Albany, NY experienced Hurricane Sandy. These facilities did not suffer any damage, and continued operations with only minor interruptions.

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

On August 2, 2012, we announced that the Company entered into final negotiations with a selected group of bidders to possibly acquire our Westway Terminals business. On August 2, 2012, we also announced the postponement of our annual meeting of stockholders, originally scheduled for August 6, 2012, to allow the Special Committee and our Board of Directors additional time to complete the evaluation of strategic alternatives available to the Company. The Board has not yet set a new date for the annual meeting. The Board has further decided that, until the conclusion of the Special Committee’s strategic evaluation process, consideration of matters otherwise affecting the capitalization of the Company, including the declaration of any dividends, will be deferred. See the Company’s Form 8-K filed with the SEC on August 3, 2012 for additional information.

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

Results of Operations

Third Quarter of 2012 Compared to Third Quarter of 2011

The following is a discussion of operating results for the third quarter of 2012, compared to operating results for the third quarter of 2011.

NET REVENUE

	Three Months Ended September 30,
(in thousands)	2012	2011	Change
Net revenue	$106,152	$103,042	$3,110

Total net revenue increased by $3.1 million or 3%, to $106.2 million for the third quarter of 2012, compared to $103.0 million for the third quarter of 2011. The increase was primarily due to providing our liquid feed customers with products that met their price points and business needs in a variety of market conditions. The increase was also attributable to increased U.S. bulk liquid storage revenue driven by our recent capital expansion projects.

Net revenue from third parties increased $4 million or 4%, to $102.9 million for the third quarter of 2012, compared to $98.9 million for the third quarter of 2011.

Net revenue from related parties, which accounted for 3% of total net revenue in the third quarter of 2012 and 4% in the third quarter of 2011, decreased $924,000, to $3.2 million for the third quarter of 2012, when compared to $4.2 million for the third quarter of 2011.

The bulk liquid storage segment represented 21% of total net revenue for the third quarter of 2012 and 2011, while the liquid feed supplement segment represented the remaining 79% of total net revenue for these periods.

Bulk Liquid Storage

Net revenue for the bulk liquid storage business increased $525,000 for the third quarter of 2012 to $22.4 million from $21.9 million during the same period of 2011.

Within the U.S., bulk liquid storage net revenue increased 6% during the third quarter of 2012 compared to the same period in 2011, primarily reflecting the expansion of 10.5 million gallons of capacity at our Houston 1, TX and Houston 2, TX facilities, CPI adjustments, and increased rates on new and renewed contracts at several of our U.S. terminals since the third quarter of 2011. Market conditions remained healthy, and we are near full capacity at most of our locations with the exception of the Midwest terminals which are dependent on agricultural products. Our Cincinnati terminal continues to see improvements in utilization and rate increases due to the marketing and capital improvements that we have made at this location.

Bulk liquid storage net revenue outside the U.S. accounted for 28% of total global bulk liquid storage net revenue for the third quarter of 2012. During the third quarter of 2012, net revenue from outside of the U.S. decreased 5% compared to the same period in 2011. This decrease was primarily attributable to the fluctuation of exchange rates in the Euro, Pound Sterling, and Canadian dollar. Fluctuation of these three exchange rates had a combined negative impact on bulk liquid storage net revenue outside of the U.S. of approximately 6% during the third quarter of 2012, compared to rates experienced during the third quarter of 2011. The decrease in net revenue was also due to the continued softness in Poland as the result of various local issues. However, our Poland facility has secured several new contracts and has applied to obtain new permits to handle additional products in this region. Negative influences on outside U.S. bulk liquid storage revenue were partially offset by improving results at our Amsterdam facility due to the successful short term leasing of our newly constructed capacity. Our European activities are focused on developing new customer relationships, including opportunities in markets such as the United Kingdom, and reconfiguring our Polish terminal to participate in new product transportation modes. We believe that the overall state of our European storage market is stable, and we are seeing signs of increased commercial activity in previously soft market sectors.

On a global basis our storage capacity (net of disposals and not including construction in progress) increased to approximately 369 million gallons, as of September 30, 2012. The percentage capacity utilization of our bulk liquid storage facilities was approximately 91% at the end of the third quarter of 2012, compared to 92% at the end of the third quarter of 2011. While our third quarter 2012 percentage utilization has fallen slightly, we have been able to absorb our new-build capacity whereby storage that was earning revenue at September 30, 2012 totaled 334 million gallons as compared to 327 million gallons earning revenue at the same time last year.

We believe that both capacity and capacity utilization are key variables affecting the profitability of our bulk liquid storage business. We are continuing to seek opportunities to increase our bulk liquid storage capacity, including possible future projects for greenfield expansions and targeted infill development and handling of new products.

Liquid Feed Supplements

Net revenue for our liquid feed supplements business totaled $83.7 million for the third quarter of 2012, an increase of $2.6 million or 3%, compared to net revenue of $81.1 million for the third quarter of 2011. This increase is primarily attributable to continued strong volumes and pricing. Volume for the third quarter of 2012 increased slightly to 469,000 tons, compared to 465,000 tons sold in the same period of 2011. While results in most areas of our feed business have been strong, the performance of our locations in the Texas Panhandle, Midwest and Northeast regions of the United States have been exemplary.

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

COST OF SALES

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Costs of sales – liquid feed supplements	$69,565	$68,393	$1,172
Liquid feed supplement volume (tons)	469	465	4
Dollar gross profit	$14,153	$12,740	$1,413

The cost of sales for our liquid feed supplements business for the third quarter of 2012, including related party purchases, totaled $69.6 million, an increase of $1.2 million or 2%, compared to cost of sales of $68.4 million for the third quarter of 2011. The increase in costs of sales was primarily due to the increasing cost of ingredients and an increase in sales volumes in the third quarter of 2012.

Dollar gross profit (net revenue less cost of sales) for the liquid feed supplement business increased by $1.4 million or 11%, to $14.2 million for the third quarter of 2012, compared to $12.7 million for the third quarter of 2011, as a result of increased sales and demand in markets that benefited from securing favorable key input supply contracts.

Gross profit margin percentage (net revenue less cost of sales, divided by net revenue) for the liquid feed supplement business increased to 16.9% for the third quarter of 2012, compared to 15.7% for the third quarter of 2011. This increase was due to higher demand for our products in light of the higher cost of competitive dry feed products.

OTHER OPERATING COSTS AND EXPENSES

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Other operating costs and expenses	$14,524	$14,182	$342

Other operating costs and expenses for the third quarter of 2012 were $14.5 million, an increase of $342,000 or 2%, from $14.2 million for the third quarter of 2011. The increase in the third quarter of 2012 was primarily due to higher liquid feed supplements other operating expenses, particularly increased personnel and maintenance costs to accommodate higher sales volumes in the Texas Panhandle and Western US. The increase in costs is also attributable to the new cooked tub business at Catoosa, which came online in late 2011.

Additionally, these negative influences were partially offset by a combined beneficial impact on bulk liquid storage other operating costs and expenses outside of the U.S. of approximately 4% from fluctuations of exchange rates in the Euro, Pound Sterling, and Canadian dollar during the third quarter of 2012, compared to rates experienced during the same period of 2011.

Of the total other operating costs and expenses, the bulk liquid storage segment accounted for 64% and 66% for the third quarter of 2012 and 2011, respectively, and the liquid feed supplement segment accounted for 36% and 34%, respectively. Major components of other operating costs and expenses included payroll, repairs, utilities, and insurance.

DEPRECIATION AND AMORTIZATION

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Depreciation and amortization	$6,955	$6,490	$465

Depreciation and amortization costs increased $465,000 or 7%, to $7.0 million for the third quarter of 2012, from $6.5 million for the third quarter of 2011. The increase was due to new capital investments since the third quarter of 2011 at our Houston 1, TX, Houston 2, TX, and Amsterdam facilities.

Of the total depreciation, the bulk liquid storage segment accounted for 80% for the third quarter of 2012 and 78% in the third quarter of 2011, and the liquid feed supplement segment accounted for 18% in both periods. The corporate non-operating segment represented the remaining 2% and 4% for the third quarter of 2012 and 2011, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Selling, general and administrative expenses	$9,069	$8,105	$964

Selling, general and administrative expenses for the third quarter of 2012 increased $964,000 or 12%, to $9.1 million, compared to $8.1 million for the third quarter of 2011. The increase was primarily due to approximately $750,000 of corporate legal and advisory fees incurred in our strategic review process that is currently under way. We have managed to maintain our other corporate selling, general, and administrative expenses at a consistent level as compared to the same period in 2011. The remainder of the increase was due to higher liquid feed supplement personnel costs as well as additional consulting and research costs as part of ongoing strategies to promote new feed product development and business growth.

Of the total selling, general and administrative expenses, the bulk liquid storage segment represented 16% and 19% for the third quarter of 2012 and 2011, respectively the liquid feed supplement segment represented 35% and 36% for the third quarter of 2012 and 2011, respectively, and the corporate segment, including health, safety and environmental quality expenses, represented the remaining 49% and 45%, respectively. Selling, general, and administrative expenses included costs associated with payroll, office, and other administrative expenses of our bulk liquid storage and liquid feed supplement operations, as well as corporate general and administrative costs.

OPERATING INCOME

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Operating income	$6,039	$5,872	$167

Operating income increased by $167,000 to $6.0 million for the third quarter of 2012 compared to $5.9 million for the third quarter of 2011. This increase was due in part to higher liquid feed supplement dollar gross profit and was offset by increased depreciation and amortization, other operating cost and expense, and selling general and administrative expenses in the third quarter of 2012 compared to the third quarter of 2011.

Operating income for the third quarter of 2012 was comprised of operating income of $6.2 million from the bulk liquid storage segment and $4.4 million from the liquid feed supplements segment, less corporate segment costs of $4.5 million. Operating income for the third quarter of 2011 was comprised of operating income of $6.0 million from the bulk liquid storage segment and $3.7 million from the liquid feed supplements segment, less corporate segment costs of $3.8 million.

INTEREST, NET

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Interest, net	$(898)	$(942)	$44

Interest expense decreased by $44,000 or 5%, to $898,000 for the third quarter of 2012, compared to $942,000 for the third quarter of 2011. The decrease was primarily due to the reduction of interest rates over the past year.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Loss on disposal of property, plant & equipment	$(46)	$(42)	$(4)

Loss on disposal of property, plant & equipment increased $4,000 or 10% to $46,000 for the third quarter of 2012, compared to $42,000 for the third quarter of 2011. These losses resulted from the disposal of obsolete equipment during the period which we believe no longer had a useful life.

INCOME TAXES

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Income tax provision	$(1,323)	$(1,713)	$390

We had a consolidated income tax provision of $1.3 million for the third quarter of 2012 as compared to $1.7 million for the third quarter of 2011. The change was primarily due to a reduction in foreign earnings subject to U.S. tax in the third quarter of 2012 as compared to the third quarter of 2011.

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Net income attributable to Westway Group, Inc.	$3,676	$3,030	$646

Net income attributable to Westway Group, Inc. increased $646,000 from $3.0 million during the third quarter of 2011 to $3.7 million for the third quarter of 2012. This increase primarily resulted from a $390,000 decrease in the income tax provision, a $167,000 increase in operating income, and a $44,000 reduction in interest expense.

PREFERRED DIVIDENDS ACCRUED

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Preferred dividends accrued	$(1,146)	$(1,114)	$(32)

Accruals for preferred dividends remained relatively consistent at $1.1 million for the third quarter of 2012 and 2011. The slight increase of $32,000 was the result of dividends accruing on an additional 934,631 shares of Series A Convertible Preferred Stock issued throughout the trailing twelve months in satisfaction of outstanding unpaid accrued dividends.

NET INCOME APPLICABLE TO COMMON AND PARTICIPATING STOCKHOLDERS

	Three Months Ended
	September 30,
(in thousands)	2012	2011	Change
Net (income) applicable to participating stockholders	$(1,389)	$(1,301)	$(88)
Net income applicable to common stockholders	$1,141	$615	$526

Net income applicable to participating stockholders was $1.4 million for the third quarter of 2012 compared to $1.3 million for the third quarter of 2011. In the third quarter of 2012, $1.4 million of undistributed earnings was allocated to the participating stockholders and no common dividends were declared. In the third quarter of 2011, $1.3 million of common dividends were declared to participating stockholders.

Net income applicable to common stockholders increased $526,000, to $1.1 million for the third quarter of 2012 as compared to net income of $615,000 for the third quarter of 2011. This increase was primarily due to an increase in net income attributable to Westway Group, Inc. of $646,000, partially offset by an increase in net income attributable to participating stockholders.

First Nine Months of 2012 Compared to First Nine Months of 2011

The following is a discussion of operating results for the first nine months of 2012, compared to operating results for the first nine months of 2011.

NET REVENUE

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Net revenue	$314,698	$290,186	$24,512

Total net revenue increased by $24.5 million or 8% to $314.7 million for the first nine months of 2012, when compared to $290.2 million for the first nine months of 2011. The increase was primarily due to providing our liquid feed customers with products that met their price points and business needs in a variety of market conditions. The increase was also attributable to increased U.S. bulk liquid storage driven by our recent capital expansion projects.

Net revenue from third parties increased $26.2 million or 9% to $304.7 million for the first nine months of 2012, compared to $278.5 million for the first nine months of 2011.

Net revenue from related parties, which accounted for 3% of total net revenue in the first nine months of 2012 and 4% for the first nine months of 2011, decreased $1.7 million, to $10 million for the first nine months of 2012, when compared to $11.7 million for the first nine months of 2011.

The bulk liquid storage segment represented 21% and 23% of total net revenue for the first nine months of 2012 and 2011, respectively, while the liquid feed supplement segment represented the remaining 79% and 77% of total net revenue for these periods.

Bulk Liquid Storage

In the bulk liquid storage business, net revenue increased by $434,000, to $67.2 million for the first nine months of 2012, from $66.7 million for the first nine months of 2011.

Within the U.S., bulk liquid storage net revenue increased 5% during the first nine months of 2012 compared to the same period in 2011, primarily reflecting the expansion of 10.5 million gallons of capacity at our Houston 1, TX and Houston 2, TX facilities, CPI adjustments, and increased rates on new and renewed contracts at several of our U.S. terminals since the third quarter of 2011. Market conditions remained healthy and we are near full capacity at most of our locations, with the exception of the Midwest terminals which are dependent on agricultural products. Our Cincinnati terminal continues to see improvements in utilization and rate increases due to the marketing and capital improvements that we have made at this location.

Bulk liquid storage net revenue outside the U.S. accounted for 28% of our total global bulk liquid storage net revenue for the first nine months of 2012. During the first nine months of 2012, net revenue from outside the U.S. decreased 9% compared to the first nine months of 2011. The decrease in net revenue was due to the continued softness in Poland as the result of various local issues, as well as a contract buy-out in the United Kingdom that increased revenues in the third quarter of 2011 but was not repeated in 2012. However, our Poland facility has secured several new contracts and has applied to obtain new permits to handle additional products in this region. Also affecting bulk liquid storage revenue outside the U.S. was the fluctuation of exchange rates in the Euro, Pound Sterling, and Canadian dollar. Fluctuation of these three exchange rates had a combined negative impact on bulk liquid storage net revenue outside of the U.S. of approximately 5% during the first nine months of 2012, compared to rates experienced during the first nine months of 2011. Negative influences on outside U.S. bulk liquid storage revenue were partially offset by improving results in the Denmark and Ireland markets due to increased ancillary revenue and through-put, respectively. Our European activities are focused on developing new customers, including opportunities in markets such as the United Kingdom, and reconfiguring our Polish terminal to participate in new product transportation modes. We believe that the overall state of our European storage market is stable, and we are seeing signs of increased commercial activity in previously soft market sectors.

On a global basis our storage capacity (net of disposals and not including construction in progress) increased to approximately 369 million gallons, as of September 30, 2012. The percentage capacity utilization of our bulk liquid storage facilities was approximately 91% at the end of the third quarter of 2012, compared to 92% at the end of the third quarter of 2011. While our third quarter 2012 percentage utilization has fallen slightly, we have been able to absorb our new-build capacity whereby storage that was earning revenue at September 30, 2012 totaled 334 million gallons as compared to 327 million gallons earning revenue at the same time last year.

Liquid Feed Supplements

Net revenue for our liquid feed supplements business totaled $247.5 million for the first nine months of 2012, an increase of $24.0 million or 11%, compared to net revenue of $223.5 million for the first nine months of 2011. This increase is attributable to both continued strong volumes and pricing for our products. Volume for the first nine months of 2012 increased by 7% to 1.4 million tons, compared to 1.3 million tons for the same period in 2011. While results in most areas of our feed business have been strong, the performance of our locations in the Texas Panhandle, Midwest and Northeast regions of the United States have been exemplary.

COST OF SALES

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Costs of sales – liquid feed supplements	$206,786	$187,593	$19,193
Liquid feed supplement volume (tons)	1,396	1,309	87
Dollar gross profit	$40,759	$35,874	$4,885

For the first nine months of 2012, cost of sales for our liquid feed supplements business, including related party purchases, totaled $206.8 million, an increase of $19.2 million or 10%, compared to cost of sales of $187.6 million for the first nine months of 2011. The increase in costs of sales was primarily due to the higher sales volume and an increase in the prices we pay for inputs.

Dollar gross profit (net revenue less cost of sales) for the liquid feed supplements business increased $4.9 million or 14%, to $40.8 million for the first nine months of 2012, compared to $35.9 million for the first nine months of 2011, as a result of higher sales volume and prices in the first nine months of 2012.

Gross profit margin percentage (net revenue less cost of sales, divided by net revenue) for the liquid feed business increased slightly to 16.5% for the first nine months of 2012, compared to 16.1% for the first nine months of 2011. This increase was due to higher demand for our products in light of the higher cost of competitive dry feed products.

OTHER OPERATING COSTS AND EXPENSES

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Other operating costs and expenses	$44,800	$43,502	$1,298

Other operating costs and expenses for the first nine months of 2012 were $44.8 million, an increase of $1.3 million or 3%, from $43.5 million for the first nine months of 2011. The increase in the first nine months of 2012 was primarily due to higher other operating expenses from the liquid feed supplements business, particularly increased personnel and maintenance costs to accommodate higher sales volumes in the Texas Panhandle and Western US. The increase in liquid feed other operating costs is also attributable to the new cooked tub business at Catoosa which came online in late 2011.

Additionally in the bulk liquid storage business, other operating expenses in the U.S. increased particularly as a result of a bad debt provision related to a single customer in which we are pursuing legal remedies. These detrimental influences were partially offset by a combined beneficial impact on bulk liquid storage other operating costs and expenses outside of the U.S. of approximately 4% from fluctuations of exchange rates in the Euro, Pound Sterling, and Canadian dollar during the first nine months of 2012 compared to rates experienced during the same period of 2011.

Of the total other operating costs and expenses, the bulk liquid storage segment accounted for 65% and 66% for the first nine months of 2012 and 2011, respectively, and the liquid feed supplement segment accounted for 35% and 34%, respectively.

DEPRECIATION AND AMORTIZATION

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Depreciation and amortization	$20,560	$19,134	$1,426

Depreciation and amortization costs increased $1.4 million to $20.6 million for the first nine months of 2012 from $19.1 million for the first nine months of 2011. The increase was due to new capital investments since the third quarter of 2011 at our Houston 1, TX, Houston 2, TX, and Amsterdam facilities.

Of the total depreciation, the bulk liquid storage segment accounted for 80% and 78% for the first nine months of 2012 and 2011, respectively, and the liquid feed supplement segment accounted for 18% and 19% for the same periods. The corporate non-operating segment accounted for the remaining 2% and 3% for 2012 and 2011, respectively, relating mainly to information technology software.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Selling, general, and administrative expenses	$27,601	$24,804	$2,797

Selling, general, and administrative expenses for the first nine months of 2012 increased $2.8 million or 11%, to $27.6 million, compared to $24.8 million for the first nine months of 2011. The increase was primarily due to approximately $2.5 million of corporate legal and advisory fees incurred in our strategic review process that is currently under way. We have managed to maintain our other corporate selling, general, and administrative expenses at approximately the same level as compared to the same period in 2011. The increase was also partially due to higher liquid feed personnel costs and additional consulting and research costs as part of ongoing strategies to promote new product development and business growth in the liquid feed supplements business. These increased costs were partially offset by a decline in personnel costs in the bulk liquid storage business.

Of the total selling, general, and administrative expenses, the bulk liquid storage segment represented 16% and 20% for the first nine months of 2012 and 2011, respectively the liquid feed supplement segment represented 35% and 35%, respectively, and the corporate segment, including health, safety and environmental quality expenses, represented the remaining 49% and 45%, respectively.

OPERATING INCOME

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Operating income	$14,951	$15,153	$(202)

Operating income decreased by $202,000 or 1%, to $15.0 million for the first nine months of 2012 from $15.2 million for the first nine months of 2011. This decrease was due in part to higher selling, general, and administrative expenses, depreciation and amortization, and other operating cost and expense in the first nine months of 2012 compared to the first nine months of 2011. These factors were partially offset by an increase in liquid feed supplements dollar gross profit in the first nine months of 2012 compared to the same period in 2011.

Operating income for the first nine months of 2012 was comprised of operating income of $17.2 million from the bulk liquid storage segment and $11.5 million from the liquid feed supplements segment, less corporate segment costs of $13.7 million. Operating income for the first nine months of 2011 was comprised of operating income of $18.0 million from the bulk liquid storage segment and $8.7 million from the liquid feed supplements segment, less corporate segment costs of $11.5 million.

INTEREST, NET

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Interest, net	$(2,650)	$(3,509)	$859

Interest expense decreased by $859,000 or 24% to $2.7 million for the first nine months of 2012 compared to $3.5 million for the first nine months of 2011. The decrease was primarily due to the reduction of interest rates and commitment fees payable as a result of the July 2011 amendment to our credit facility. This amendment also extended the maturity date of the overall facility and resulted in a longer amortization period for debt financing costs.

LOSS ON DISPOSAL OF PROPERTY, PLANT & EQUIPMENT

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Loss on disposal of property, plant & equipment	$(109)	$(771)	$662

Loss on disposal of property, plant & equipment decreased $662,000 to $109,000 for the first nine months of 2012 compared to $771,000 for the first nine months of 2011. These losses resulted from the disposal of obsolete equipment during the period which we believe no longer had a useful life.

INCOME TAXES

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Income tax provision	$(4,007)	$(3,521)	$(486)

We had a consolidated income tax provision of $4.0 million for the first nine months of 2012 as compared to $3.5 million for the first nine months of 2011. The change for the first nine months of 2012 compared to the same period in 2011 was primarily due to our increase in income (before income tax provision and equity in loss of unconsolidated subsidiary).

NET INCOME ATTRIBUTABLE TO WESTWAY GROUP, INC.

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Net income attributable to Westway Group, Inc.	$7,889	$6,846	$1,043

Net income attributable to Westway Group, Inc. increased by $1.0 million to $7.9 million for the first nine months of 2012 as compared to $6.8 million for the first nine months of 2011. This increase was primarily due to an $859,000 decrease in interest expense and a $662,000 decrease in loss on disposal of property, plant, and equipment. These factors were partially offset by a $486,000 increase in income tax provision and a $202,000 decrease in operating income.

PREFERRED DIVIDENDS ACCRUED

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Preferred dividends accrued	$(3,419)	$(3,332)	$(87)

Accruals for preferred dividends increased slightly to $3.4 million for the first nine months of 2012 compared to $3.3 million for the first nine months of 2011. The slight increase of $87,000 was the result of dividends accruing on an additional 934,631 shares of Series A Convertible Preferred Stock issued throughout the trailing twelve months in satisfaction of outstanding unpaid accrued dividends.

NET INCOME APPLICABLE TO COMMON AND PARTICIPATING STOCKHOLDERS

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Net (income) applicable to participating stockholders	$(2,661)	$(1,301)	$(1,360)
Net income applicable to common stockholders	$1,809	$2,213	$(404)

Net income applicable to participating stockholders was $2.7 million for the first nine months of 2012 compared to $1.3 million for the first nine months of 2011. In the first nine months of 2012, $2.7 million of common dividends were declared to participating stockholders. In the first nine months of 2011, $1.3 million of common dividends were declared to participating stockholders.

Net income applicable to common stockholders decreased $404,000, to $1.8 million for the first nine months of 2012 as compared to net income applicable to common stockholders of $2.2 million for the first nine months of 2011. This decrease was primarily due to an increase in net income applicable to participating stockholders of $1.4 million, partially offset by an increase in net income attributable to Westway Group, Inc. of $1.0 million.

Trends in Results of Operations

In our liquid feed supplements business, we have achieved higher gross profit margins while maintaining our growth in volumes for the first nine months of 2012, as compared to the first nine months of 2011, by meeting the requirements of our customers with products that met their price points and business needs in a variety of market conditions. Although our gross profit margin percentage increased only slightly for the first nine months of 2012 compared to the first nine months of 2011, we have increased volume and dollar gross profit by offering our liquid feed alternatives in a market experiencing high priced dry feed commodities.

Liquid feed supplement sales typically follow a seasonal pattern with demand influenced by the availability of pasture grass for grazing livestock. Normally, demand is lower during the spring and summer and stronger in the fall and winter. During the summer of 2011, our demand for liquid feed supplement products and tonnage sold was atypically high due to unusual drought conditions affecting the growth of pasture grass in the Southwest U.S. While the Southwest U.S. has returned to more typical rainfall conditions, in 2012 the U.S. suffered one of the most widespread droughts in decades. The drought led to a decline in the availability of pasture grass and significantly increased the demand for our liquid feed supplement products versus higher priced dry ingredient based commodities in 2012. Additionally, in 2012 we have been successful in broadening our base of business to provide more products to our existing customers, while also expanding our customer base. We believe that this broadening of our business will continue in the future, as well as strategies to continue our expansion into making and selling liquid animal feed for other species of livestock besides cattle and horses.

However, the negative impact of the drought and high priced commodities is causing economic stress to our liquid feed supplement customer base. If the resultant high price of commodities does not moderate in the near future, it could have a negative impact on our profits as well.

In our bulk liquid storage business, global demand has generally remained strong, notably in the U.S. and the United Kingdom. Contracts continue to renew at a high percentage and at higher lease rates due to contractual escalations and targeted efforts to raise rates where tight market conditions permit.

There has been continued softness in certain European markets attributable to various local issues, including volatility in oil industry pricing, disappearance of renewable energy subsidies, and migration of logistic supply chains in favor of inland rather than marine transport in Poland. While we are experiencing some improvement in Poland, we remain concerned about the general softness in the Polish market. These conditions have led to some continued localized excesses in the supply of storage. However, our Poland facility has secured several new contracts and has applied to obtain new permits to handle additional products in this region. We believe that the overall state of the European storage market is stable, and we are seeing signs of increased commercial activity in previously soft market sectors.

The storage market in North America remains healthy, and overall capacity utilization exceeds our global average. We have not recognized any broad impact from the general economic slowdown. However, we have noted isolated incidents of softness in market demand due to the drought in certain Midwest locations, which has in general negatively impacted agricultural activity, particularly in edible oils. Therefore, some of our inland terminals are experiencing lower seasonal demand. We are taking steps to diversify the products we store away from highly volatile or seasonal agricultural products, while improving rates by storing higher margin products.

This discussion regarding trends contains numerous forward-looking statements. Important factors that could cause our results to differ materially include the intensity of demand for our products and services, the cost of raw materials, the actions of our competitors in our various markets, and other risk factors described in Part II, Item 1A of this Form 10-Q.

Liquidity and Capital Resources

Cash and Working Capital

During the first nine months of 2012, our cash and cash equivalents decreased by $6.3 million from December 31, 2011 to a total of $7.1 million at September 30, 2012. This decrease was the result of cash provided by operating activities of $23.7 million, cash used in investing activities of $24.8 million, cash used in financing activities of $5.8 million, and a positive exchange rate effect of $533,000.

Our working capital (by which we mean total current assets less total current liabilities) increased by $5.5 million from $37.0 million at December 31, 2011, to $42.5 million at September 30, 2012.

Total net trade accounts receivable, including amounts due from related parties, decreased 11% to $42.3 million at September 30, 2012 from $47.3 million at December 31, 2011, due primarily to the seasonality of the liquid feed supplement business, which is predominately driven by cattle feeding and typically stronger in the fall and winter months (feed season) because cattle are fed grasses during the spring and summer months.

Total trade accounts payable, including amounts due to related parties, decreased 40% to $13.1 million at September 30, 2012 from $21.7 million at December 31, 2011, due primarily to the seasonality of the liquid feed supplement business.

Total accrued expenses and other current liabilities decreased 23% to $22.0 million at September 30, 2012 from $28.4 million at December 31, 2011, due to payments made during the first quarter of 2012 relating to employee bonuses, a reduction in the common dividends accrued due to payment, and a decrease in goods received and not yet invoiced as a result of the seasonality of the liquid feed business.

Sources

Our capital expenditures have been financed primarily with cash flows from operations, periodically supplemented by borrowings from our credit facility.

At September 30, 2012, we had $109.5 million of borrowing capacity available under our $200 million bank revolving credit facility. We have the option, subject to certain conditions, to increase the credit facility by up to $50 million (the “accordion” feature).

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

Cash Flows

Operating Activities

Our net cash provided by operating activities for the first nine months of 2012 was $23.7 million, whereas in the first nine months of 2011, operating activities provided net cash of $22.6 million. This increase in operating cash flow compared to the first nine months of 2011 is largely due to the aggregate net change in working capital items, specifically accounts receivable, as well as an increase in depreciation and amortization and an increase in net income.

Cash provided by operating activities was generated primarily from bulk liquid storage rentals, throughput fees, and ancillary service fees and sales of liquid feed supplements. Cash was used in operating activities mainly for costs of raw materials, maintenance expenses, payroll costs, utilities, professional services, interest, and taxes.

Investing Activities

Our investing activities resulted in net cash used of $24.8 million for the first nine months of 2012, compared to net cash used of $26.6 million for the comparable period in 2011. This decrease was partially due to slightly lower capital expenditures, primarily in our bulk liquid storage segment for the first nine months of 2012 compared to the same period in 2011. The decrease was also due to $850,000 of cash received as a result of our sale of our 51% interest in Sunnyside Feed, LLC in the first quarter of 2012. Historically, cash used in our investing activities has primarily been spent on acquisitions of businesses and on expansion of our existing facilities.

Financing Activities

Our financing activities resulted in net cash used of $5.8 million for the first nine months of 2012, compared to net cash provided of $1.1 million for the comparable period in 2011. The difference between the periods is primarily due to the repayment of $3.0 million on our credit facility during the second quarter of 2012 compared to the receipt of $4.1 million of proceeds from our credit facility during the second quarter of 2011. The difference also relates to the payment of cash dividends of $1.6 million and the purchase of 1.4 million founder warrants for $1.2 million during the first nine months of 2012, as well as the payment of $1.6 million of deferred finance costs in the third quarter of 2011.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the first nine months of 2012, exchange rate changes increased our cash and cash equivalents by $533,000, primarily due to the weakening of the U.S. dollar against other foreign currencies, including the Euro, Pound Sterling, Canadian dollar and Polish Zloty, during this period. During the first nine months of 2011, exchange rate changes decreased our cash and cash equivalents by $235,000, primarily due to the strengthening of the U.S. dollar against other foreign currencies, including the Euro, Pound Sterling, and Canadian dollar, during that period.

Future Cash Flows

This section consists almost entirely of forward-looking statements. Important factors that could cause our actual results to differ materially from the statements in this section include any changes resulting from the strategic review process described above under “Strategic Review,” changes in the expected profitability and cash flow of one or both of our businesses, changes in the amount or timing of our expected investments, or changes in the amount or timing of our expected draws under our credit facilities, as well as other risk factors described in Item 1A of our 2011 Form 10-K, as revised and updated in Part II, Item 1A of this Form 10-Q.

Sources

We expect our principal sources of liquidity in 2012 to be our cash flow from operations supplemented by our credit facility, on which the available borrowing capacity as of September 30, 2012 was $109.5 million, not including the $50 million accordion feature. We expect our cash flow from operating activities to be positive for the remainder of the year and for the next twelve months. As cash flow from operations is a key source of liquidity for us, decreases in demand for our products or services would reduce the availability of funds.

Uses

We expect to use our available cash flow to pay operating expenses, maintenance capital expenses, interest payments, tax payments, expansion capital expenditures, and discretionary debt principal payments.

As part of our operating expenses, we expect to continue to make significant purchases of raw materials for our liquid feed supplements business. We have a long-term molasses supply agreement with the ED&F Man group, pursuant to which the ED&F Man group is expected to continue to be our primary supplier of cane molasses. The initial term of the agreement runs until May 28, 2019, after which the agreement provides for automatic renewals for successive one-year periods unless either party gives notice of non-renewal. Effective October 2012, the addendum to this molasses supply agreement was renewed for an additional one-year term.

Also as part of operating expenses, we expect to continue to make lease payments. We have long-term operating leases on 21 bulk liquid storage facilities and 14 liquid feed supplements processing and distribution facilities. Typically these leases extend beyond five years.

In the normal course of business, we make investments in the properties and facilities utilized by our bulk liquid storage and liquid feed supplements businesses. As a result, at any given time, we have outstanding contracts with third parties reflecting long-term commitments for capital expenditures not yet incurred. At September 30, 2012, these commitments totaled $2.8 million.

We currently have ongoing expansion projects for the construction of approximately 3.0 million gallons of new storage capacity and associated infrastructure at our Houston 1, TX terminal. The completion of these projects is expected in fourth quarter of 2012.

Any liquidity in excess of our operating expenses, working capital needs, and planned capital expenditures, is expected to repay part of our credit facility or to finance the implementation of our growth strategy.

Short-term Adequacy

We believe that our current cash and cash equivalents, credit facility, and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to pay our operating expenses, to satisfy our working capital needs, to make our planned capital expenditures, and to meet our commitments for the next 12 months. We expect that we will be in compliance with covenants relating to our outstanding debt during this period.

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

Translation adjustments included in accumulated other comprehensive income as of September 30, 2012 amounted to $2.0 million of unrealized gains, primarily due to the weakening of the U.S. dollar against other foreign currencies including the Euro, Pound Sterling, Canadian dollar and Polish Zloty. This exchange rate change positively impacted the net assets used in our foreign operations and held in local currencies, resulting in a change in cumulative translation adjustments to a $536,000 unrealized loss as of September 30, 2012, compared to a $2.5 million unrealized loss as of December 31, 2011. We do not presently hedge against the risks of foreign currency fluctuations but are continuing to evaluate the possible future use of foreign currency hedging strategies where we deem appropriate.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2012, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, disclosure controls and procedures provide only reasonable, and not absolute, assurance that their objectives are met.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which we are a party, or of which any of our property is the subject, or known by us to be contemplated by governmental authorities, that are material to us, our business, or our financial condition. Moreover, we are not a party to any administrative or judicial proceeding arising under environmental laws or regulations to which a governmental entity is a party that involves potential monetary sanctions that we reasonably believe will exceed $100,000.

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

The process undertaken by the Special Committee could cause distractions and disruptions in our business. We may encounter difficulty retaining officers and other key employees who may be concerned about their future roles with us if a transaction were completed. Further, the costs associated with the evaluation of proposals and any related process are expected to be considerable, regardless of whether any transaction is consummated. From January 1, 2012 through September 30, 2012, we have incurred approximately $2.5 million in such costs. All of the foregoing could materially and adversely affect our business and financial results. In addition, there is no assurance that any definitive offer for a change of control transaction will be made, or, if made, that any change of control transaction will be consummated. If a change of control transaction does not occur, the share price of our Class A common stock may decline to the extent that the current market price of our Class A common stock reflects an expectation that a transaction will be completed.

Divestitures of any of our businesses could have a material adverse effect on our business, results of operations and financial condition.

We continually evaluate the performance of our businesses and may determine to sell a business. Divestitures may result in significant write-offs or impairment of assets, including goodwill or other intangible assets. Divestitures may involve additional risks, including separation of operations and personnel, diversion of management attention, disruption of our businesses, loss of key employees, and retention of primary or secondary liability for environmental or other exposures. We may not successfully manage or avoid these or other risks we may confront in divesting a business, which could have a material adverse effect on our business, results of operations and financial condition.

Cost overruns and delays in our expansion activities could adversely affect our business.

We routinely have expansion projects underway or planned. A variety of factors outside of our control, including weather or natural disasters, shortages of materials, construction equipment, or skilled labor; unforeseen engineering, geological, or environmental problems; poor performance by or disputes with contractors; opposition by environmental groups; or difficulties in obtaining permits or other regulatory approvals, at times may result in delays in construction or increased construction costs that may have an adverse effect on our return on investment, results of operations, or cash flows.

We may enter into agreements for or consummate acquisitions with little or no notice to our stockholders.

We consider and enter into discussions regarding potential acquisitions in the normal course of business. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions and approval of the parties’ respective boards of directors. The acquisition of a business or assets can be effected quickly, may occur at any time, and may be significant in size relative to our existing assets or operations. Our capitalization and results of operations may change significantly as a result of these activities, and you generally will not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in connection with any future acquisitions or development opportunities, even though you may have the opportunity to evaluate material information in certain circumstances, such as when the approval of our common stockholders is required.

The impact of environmental regulation on our liquid storage facilities may adversely affect our level of cash flow and net income.

Compliance with environmental regulations incurs operating and capital costs. Our business operations are subject to federal, state, local, and some foreign laws and regulations relating to environmental protection. For example, whenever an accidental leak, release, or spill of chemicals or other products occurs at one of our liquid storage facilities, we may experience significant operational disruptions and may have to pay a significant amount to clean up the leak, release or spill or pay for government penalties, address natural resource damage, compensate for human exposure or property damage, or a combination of these measures. Potential liability for cleaning up a site may remain with us for many years, even after we have divested our interest in the site and even though we have obtained indemnification agreements from others. For example, when we divested our San Pedro, California terminal operation in 2007, the Port of Los Angeles undertook primary responsibility for environmental clean up of the facility and the land under it; nevertheless, in 2012 we received notification from a California state agency that we are a potentially responsible party for cleaning up the land. Thus we face the risk that the Port may be unable or unwilling to honor its obligations. All of the foregoing costs and liabilities may negatively affect our level of cash flow and net income. The impact of U.S. Environmental Protection Agency current standards or increased future environmental measures may increase our costs significantly whenever new environmental laws and regulations become effective.

The profitability of our bulk liquid storage business can be significantly affected by changes in the exchange rates between the United States dollar and the currencies used in foreign countries in which we operate.

Almost one-third of our bulk liquid storage operations are outside of the United States. As a result, we hold assets, incur liabilities, earn revenues, and pay expenses in a variety of foreign currencies, including most notably the Euro and the Pound Sterling. The financial statements of our foreign subsidiaries are translated into United States dollars in preparing our consolidated financial statements. Thus, our profitability is impacted by changes in foreign currency exchange rates. For example, in 2011, higher foreign exchange rates for the Euro, Pound Sterling, and Canadian dollar resulted in a combined positive impact on our bulk liquid storage earnings outside of the U.S. of approximately 4%. As another example, in the first three quarters of 2012, lower foreign exchange rates for the Euro, Pound Sterling, and Canadian dollar resulted in a combined negative impact on our bulk liquid storage earnings outside of the U.S. of approximately 4%.

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

Weather conditions have historically caused volatility in the agricultural commodity industry and consequently in that segment of our operating results related to liquid feed supplements. Weather conditions can affect the demand for our products, such as by affecting the primary natural source of animal nutrition, grass. For example, in 2009 adverse weather effects, including a drought in central and southern Texas, led to reduced cattle herds, which affected the demand for our products. As another example, in the first half of 2012, the U.S. experienced one of the hottest half-years on record and one of the widest droughts in decades, resulting in less available pasture grass and higher feed prices. Also a significant risk is the reduction in feeder cattle herd since July 2011, which has been steadily declining since 2007, thus reducing demand for animal feed. The ultimate impact of the 2012 drought and decline in feeder cattle herd remain unknown.

Weather conditions have also at times caused crop failures or significantly reduced harvests, which can adversely affect the supply and pricing of the agricultural raw materials that we use as inputs for our business.

We may not resume paying quarterly dividends at the same rate or form or in any amount in the future.

We declared our first quarterly dividend on August 30, 2011, and continued to pay quarterly dividends the following three quarters. In August 2012, the board of directors decided that, until the conclusion of the Special Committee’s strategic evaluation process, consideration of matters affecting the capitalization of the Company, including the declaration of any dividends, would be deferred. Consequently we have not declared any dividends since May 9, 2012. The Company’s declaration of a quarterly dividend or the adoption of a dividend policy does not commit the board of directors to declare future dividends, and plans for future dividends may be revised by the board of directors. Dividend declarations and the rate and form of any future dividends are limited by the discretion of the Company’s board of directors, and may be affected by a number of factors, including the Company’s then current and prospective financial condition, results of operations, cash flows, and liquidity, and its capital spending programs, including the level and timing of its acquisition activity. The amount of future dividends payable in cash is also subject to the constraints of our credit facility and the ability of the Company to pay or otherwise satisfy the accrued preferred cash dividends of our Series A Convertible Preferred Stock, which is currently held by the ED&F Man group.

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

At the closing of the 2009 business combination, we issued approximately 30.9 million shares, and since then, approximately an additional 2.4 million shares, of our Series A Convertible Preferred Stock to Agman, a subsidiary of ED&F Man. Although approximately 13.1 million of these shares were delivered to an escrow agent for deposit into an escrow account (discussed in the next subsection), the remaining approximate 20.2 million shares of our Series A Convertible Preferred Stock were issued without ever being subject to the escrow agreement. These shares remained outstanding as of November 2, 2012.

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

Agman will not be able to transfer any of its shares of Series A Convertible Preferred Stock held in escrow unless and until such shares are released to Agman (discussed in the next subsection).

A substantial number of shares of our Series A Convertible Preferred Stock and Class A common stock are held in escrow and may be released upon our achievement of certain earnings or share price targets or the occurrence of certain events resulting in a change of control of the Company. The release of shares from escrow may adversely affect the market price of our Class A common stock.

Approximately 8.8 million shares of our Series A Convertible Preferred Stock issued to Agman, a subsidiary of ED&F Man, and 41,667 shares of our Class A common stock issued to our sponsor Shermen WSC Holdings LLC are currently being held in escrow, and may be released to their respective owners upon our achievement of certain earnings or share price performance targets or the occurrence of certain events resulting in a change of control of the Company. Placement in escrow does not affect the voting rights or conversion rights of the escrowed shares, but does place restrictions on access to dividends and salability. The release of shares from escrow may adversely affect the market price of our Class A common stock.

In September 2012, because the closing share price of our common stock on five trading days within a seven trading day consecutive period exceeded $6.50 per share, approximately 4.4 million shares of the Series A Convertible Preferred Stock in escrow and the accrued dividends thereon (in the form of 58,674 newly issued Class B common shares and $342,403 in cash) were released to Agman, and 958,333 shares of the common stock in escrow and the dividends thereon (in the form of $153,333 in cash) were released to Shermen WSC Holding LLC.

Generally, the remaining earnings and share price performance targets and the amounts of shares to be released upon their achievement are as follows:

—if the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.00 per share, or our reported EBITDA (as defined) has exceeded $57 million for any 12 month period, then approximately 4.4 million shares of our Series A Convertible Preferred Stock and any accrued dividends thereon are to be released to Agman and 41,667 shares of our common stock and any dividends thereon are to be released to Shermen WSC Holding LLC.

—if the closing share price of our common stock on any five trading days within a seven trading day consecutive period has exceeded $7.50 per share, or our reported EBITDA (as defined) has exceeded $62 million for any 12 month period, then the final approximately 4.4 million shares of our Series A Convertible Preferred Stock and any accrued dividends thereon are to be released to Agman.

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

Our stock ownership is highly concentrated, with ED&F Man and its affiliates owning 48.4% of our outstanding common stock (total of Class A and Class B) as of November 2, 2012. This level of ownership, combined with other rights that were granted to the ED&F Man group at the closing of the 2009 business combination, allow it to exert influence over our affairs.

ED&F Man and its affiliates own 48.4% of our common stock as of November 2, 2012. Subject to the provisions of our certificate of incorporation, for so long as ED&F Man and its affiliates own at least 35% of the outstanding shares of our common stock, the holders of our Class B common stock (currently Agman, a subsidiary of ED&F Man) have the right to elect three of the seven members of our board of directors. This right allows the ED&F Man group to have a significant impact on the determination of our corporate and management policies, including any potential acquisitions, asset sales, and other significant corporate transactions. We entered into a Stockholder’s Agreement, dated May 28, 2009, with Agman, which provides that Agman, so long as it and its affiliated entities collectively own more than a specified percentage of our outstanding common stock (assuming conversion of the Series A Convertible Preferred Stock held by ED&F Man and its affiliates into shares of our common stock), has certain informational rights (if at least 15%) and certain veto rights (if at least 20%) regarding our operations and activities. See “Certain Relationships and Related Transactions—Related Transactions—Stockholder’s Agreement” in the Prospectus filed by the Company with the SEC on August 7, 2009.

Agman has the voting power significantly to influence our policies, business, and affairs and to influence the outcome of any corporate transaction or other matter, including mergers, consolidations, and the sale of all or substantially all of our assets. This voting power may decrease the ability of our other stockholders to influence our affairs, and may have the effect of delaying, deterring, or preventing a change of control that otherwise could result in a premium in the price of our common stock, or may have the effect of expediting or facilitating a change of control on terms less advantageous to us than we otherwise might have obtained.

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

We also note the following changes in certain of the historical information included in the risk factors set forth in our 2011 Form 10-K:

•	As of November 2, 2012, our total indebtedness under our bank credit facility was $90.5 million, leaving $109.5 million available for additional borrowing, along with a $50 million accordion feature.

•

At November 2, 2012, there were outstanding founder warrants (i.e., warrants that were sold to two of our current directors through our sponsor, Sherman WSC Holdings, LLC) to purchase approximately 3.5 million shares of our Class A common stock at $5.00 per share, with a cashless exercise provision. One half of these warrants are scheduled to expire on each of May 24, 2013 and May 24, 2014.

•	As of the close of business on November 2, 2012, there were approximately 14.6 million shares of our Class A common stock outstanding, at a market price of $5.90 per share.

•

At the closing of the 2009 business combination, we issued approximately 12.6 million shares of Class B Common stock, and since then, approximately an additional 1,028,760 shares, of our Class B common stock to Agman, a subsidiary of ED&F Man. These shares remained outstanding as of November 2, 2012.

•	As of November 2, 2012, ED&F Man and its affiliates owned approximately 48.4% of our outstanding common stock (Class A and Class B common stock combined).

•

As of November 2, 2012, all 40 million shares of our preferred stock were designated Series A Perpetual Convertible Preferred Stock, par value $.0001 per share, of which 33.3 million were issued and outstanding, leaving another 6.7 million available to be issued.

•

At the closing of the 2009 business combination, we issued approximately 30.9 million shares of Series A Convertible Preferred Stock, and since then, approximately an additional 2.4 million shares, of our Series A Convertible Preferred Stock to Agman, a subsidiary of ED&F Man.

•

Approximately 8.8 million shares of our Series A Convertible Preferred Stock issued to Agman, and 41,667 shares of our Class A common stock issued to our sponsor Shermen WSC Holdings LLC, are currently being held in escrow, and may be released to their respective owners upon our achievement of certain earnings or share price performance targets or the occurrence of certain events resulting in a change of control of the Company.

•

Approximately 20.2 million shares of our Series A Convertible Preferred Stock issued to Agman were issued without ever being subject to the escrow agreement. These shares remained outstanding as of November 2, 2012.

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

Period	(a) Total number of shares or other units purchased		(b) Average price paid per share or unit ($)	(c) Total number of shares or units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares or units that may yet be purchased under the plans or programs
7-1-12 to 7-31-12 (1)	917	(1)	6.12	—	—
8-1-12 to 8-31-12	—		—	—	—
9-1-12 to 9-30-12	—		—	—	—

(1)	For the dividend declared on May 9, 2012 and paid July 23, 2012, the Company has withheld 917 shares on stock dividends to satisfy the tax withholding on shares issued to uncertified and foreign accounts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We had no defaults with respect to indebtedness.

With respect to dividend accruals, our certificate of incorporation provides that our Series A Convertible Preferred Stock ranks senior and prior to our common stock with respect to the payment of cash dividends, and that cash dividends in the amount of $0.0344 per share of Series A Convertible Preferred Stock shall accrue on such stock on a quarterly basis, cumulatively, until May 28, 2016, whether or not earned or declared, and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. On several occasions, and most recently on May 9, 2012, we entered into a Waiver agreement with Agman pursuant to which we have already issued additional shares of Series A Convertible Preferred Stock in satisfaction of all cash preferred dividends accrued through a specified date prior to such issuance, most recently June 30, 2012, thus eliminating the preferred dividends accrued as of such date. The total accrual of such cash preferred dividends on our Series A Convertible Preferred Stock on the date of filing this report, November 9, 2012, is $1,642,991.

ITEM 5. OTHER INFORMATION.

On November 7, 2012, the Company entered into a letter agreement (the “Amendment”) with its Chief Executive Officer, James B. Jenkins, which amended the retention agreement entered into between the Company and Mr. Jenkins on April 6, 2012 (the “Retention Agreement”). The Retention Agreement provides, among other things, for the payment by the Company to Mr. Jenkins of a $1,149,000 retention bonus (i) if he remains continuously employed by the Company from the date of the Retention Agreement through and including the date that is six months following the date of a change in control of the Company, or (ii) if, following the occurrence of a change in control but prior to the six month anniversary thereof, his employment with the Company is terminated by the Company without cause or due to his disability or death or by Mr. Jenkins for good reason. The Amendment provides that Mr. Jenkins’ right to receive the retention bonus shall terminate if a change of control has not occurred by December 31, 2012, rather than within 6 months after the date of the Retention Agreement, as previously provided. The Amendment further provides that Mr. Jenkins waives his right to receive any other severance benefits from the Company in connection with his termination of employment if a change in control occurs by December 31, 2012, rather than within 6 months after the date of the Retention Agreement, as previously provided. The Retention Agreement, see Exhibit 10.1 to the Form 8-K filed on April 9, 2012, and the Amendment, see Exhibit 10.1 to this Form 10-Q, are incorporated herein by reference.

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

Dated: November 9, 2012

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

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 28, 2009, as amended by that certain Certificate of Amendment of Amended and Restated Certificate of Incorporation of Westway Group, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)

3.2	Certificate of Designation, filed with the Secretary of State of the State of Delaware on November 14, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

3.3	Amended and Restated By-laws, dated as of November 4, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010)

10.1	Letter agreement, dated November 7, 2012, between the Company and James B. Jenkins, amending the retention letter agreement, dated April 6, 2012, between the Company and James B. Jenkins.

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011; (iv) the Consolidated Statements of Stockholders’ Equity for the nine month periods ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements, tagged in detail.